Form 10-K
period 2015-12-31
Sequential Brands Group, Inc.
filed 2016-03-14
CIK 1648428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.

Commission file number 001-37656

SEQUENTIAL BRANDS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-4452789 (I.R.S. Employer Identification No.)

601 West 26th Street, 9th Floor

New York, New York 10001

(Address of principal executive offices)(Zip code)

(646) 564-2577

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share (Title of each class)	The Nasdaq Stock Market LLC (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.              ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter was $389,454,954 (based on the closing sales price of the registrant's common stock on that date).

At March 10, 2016, the registrant had 61,888,789 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its annual meeting of stockholders to be held on May 26, 2016 are incorporated by reference in Items 10 through 14 of Part III of this Annual Report on Form 10-K.

SEQUENTIAL BRANDS GROUP, INC.

PART I

Unless otherwise noted, references in this Annual Report on Form 10-K to the “Sequential Brands Group”, “Company,” “our Company,” “we,” “us,” “our” or similar pronouns refer to Sequential Brands Group, Inc. and its subsidiaries. References to other companies may include their trademarks, which are the property of their respective owners.

This 2015 Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These include statements relating to future events, future financial performance, strategies, projections, predictions, expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned acquisitions or brands or management strategies) that are based on our management's current beliefs and assumptions and concern matters that are not historical fact. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “projects,” “forecasts,” “aims,” “targets,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, national or global political, market and regulatory conditions and the other factors discussed in “Risk Factors” in Item 1A of this Annual Report on Form 10-K and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, as well as other factors. Therefore, we caution you against relying on any forward-looking statements. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future development or otherwise, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in the reports we file with the Securities and Exchange Commission (the “SEC”).

Item 1.	Business

Corporate Overview

We own a portfolio of global consumer brands in the fashion, home, athletic and lifestyle categories, including Martha Stewart, Jessica Simpson, AND1, Avia and Ellen Tracy. We aim to maximize the value of our brands by promoting, marketing and licensing the brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and around the world. Our core strategy is to enhance and monetize the global reach of our existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify our portfolio of brands.

Our business is designed to maximize the value of our brands through entry into license agreements with partners that are responsible for manufacturing and distributing our licensed products and, with the exception of our Martha Stewart brand, primarily responsible for the design of such licensed products. Our brands are licensed for a broad range of product categories, including apparel, footwear, eyewear, fashion accessories and home goods. We seek to select licensees who have demonstrated the ability to produce and sell quality products in their respective licensed categories and have the capability to meet or exceed the minimum sales thresholds and guaranteed minimum royalty payments in our license agreements.

We license our brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of December 31, 2015, we had more than 150 licensees, with wholesale licensees comprising a significant majority.

Strategy

We own, manage, and maximize the long-term value of a diversified portfolio of global consumer brands. We aim to acquire well-known consumer brands with high potential for growth and strong brand awareness. We additionally seek to diversify our portfolio by evaluating the strength of targeted brands and the expected viability and sustainability of future royalty streams. Upon the acquisition of a brand, we partner with leading wholesalers and retailers to drive incremental value and maximize brand equity. We focus on certain key initiatives in our licensing and brand management business. These initiatives include:

•	Maximizing the value of our existing brands by creating efficiencies, adding additional product categories, expanding distribution and retail presence and optimizing sales through innovative marketing that increases consumer brand awareness and loyalty.
•	Developing international expansion through additional licenses, partnerships and other arrangements with leading retailers and wholesalers outside the United States.
•	Acquiring consumer brands (or the rights to such brands) that typically have high consumer awareness, broad appeal and applicability to a wide range of product categories.

Licensing Relationships

Our license agreements typically require a licensee to pay us royalties based upon net sales and, in most cases, contain guaranteed minimum royalties regardless of the net sales generated by the licensee. Many of our license agreements also require licensees to support the brands by either paying or spending contractually guaranteed minimum amounts for the marketing and advertising of the respective licensed brands. As of December 31, 2015, we had contractual rights to receive an aggregate of approximately $350 million in minimum royalty and marketing and advertising revenue from our licensees through the balance of the current terms of such licenses, excluding any renewals.

Our license agreements stipulate specific geographical territories and distribution channels in which the licensed products may be sold. Currently, the majority of our revenues are from license agreements with stipulated distribution territories in the United States. As we grow our existing brands and acquire new brands, we intend to increase the share of our international revenue, primarily through additional licenses, partnerships and other arrangements.

We believe our business model enables us to use our brand management expertise to continue to grow our portfolio of brands and generate new revenue streams without significantly changing our infrastructure. We believe our business model provides numerous benefits, including:

•	Potential for financial upside without the investment and management risks and capital demands associated with traditional wholesale operating companies;

•	Diversification resulting from both broad demographic appeal and distribution through a range of distribution channels;
•	Growth opportunity through expansion of existing brands into new categories and geographic areas and through acquisitions; and
•	Reduced operational risks because inventory and other typical wholesale operating functions are the responsibilities of our licensees.

Our licensing revenues are concentrated with certain licensees and retail partners. For example, in 2015, 38% of our total revenue came from three licensees, each representing more than 5% of total revenue. In particular, two licensees represented 17% and 16%, respectively, of our total revenues. The full year impact of the Martha Stewart, Jessica Simpson, Joe’s Jeans and Emeril brands will mitigate this in 2016 and beyond. For additional information, see “Risk Factors Risks Related to our Business - A substantial portion of our licensing revenue is concentrated with a limited number of licensees and retail partners, such that the loss of a licensee or retail partner could materially decrease our revenue and cash flows” in Item 1A.

Description of Our Key Brands

Martha Stewart

In December 2015, we acquired the Martha Stewart brand through the acquisition of MSLO (as defined below). MSLO was founded in 1997 by Martha Stewart, an Emmy Award-winning television show host, entrepreneur, bestselling author, and a trusted lifestyle expert and teacher. The Martha Stewart brand reaches approximately 100 million consumers across all media and merchandising platforms each month. Her branded products are found in over 70 million households and have a growing retail presence in thousands of locations in the United States. We currently license the Martha Stewart brand to various licensees, including retailers such as Macy's, The Home Depot, PetSmart and Staples.

Emeril Lagasse

In December 2015, we acquired the Emeril Lagasse brand through the acquisition of MSLO. Emeril Lagasse is the chef/proprietor of 12 restaurants throughout the United States, and the best-selling author of 19 cookbooks. As a national TV personality, he has hosted more than 2,000 shows on the Food Network, is the food correspondent for ABC’s “Good Morning America”, appeared as a guest judge on Bravo’s hit food series, “Top Chef” and is in his third season of “Emeril’s Florida” on the Cooking Channel. Licensees for the Emeril Lagasse brand primarily include various food and kitchen preparation manufacturers for product categories such as cookware, cutlery and food and coffee products. Emeril Lagasse branded products are available in department stores, supermarkets and specialty stores within the United States, as well as through a partnership with QVC.

Jessica Simpson

In April 2015, we acquired a majority interest in the Jessica Simpson brand, including the Jessica Simpson Collection master license and other rights. Founded in 2005, the Jessica Simpson Collection is a signature lifestyle concept inspired by and designed in collaboration with Jessica Simpson. The growing brand offers multiple product categories including footwear, apparel, fragrance, fashion accessories, maternity apparel, girls clothing and a home line. The brand is supported by best-in-class licensees and has strong department store distribution through Dillard's, Macy's, Belk, Lord & Taylor and Nordstrom, among other independent retailers. We have a long-term license agreement with Camuto Group to manufacture and distribute footwear under the Jessica Simpson Collection. The Jessica Simpson Collection is currently available in over 2,500 points of distribution worldwide.

Joe’s Jeans

In September 2015, we acquired the Joe’s Jeans brand. Founded in 2001, Joe's Jeans is a casual chic global lifestyle brand synonymous with classic, modernized wardrobe staples ranging from premium denim to handcrafted collection pieces, and from contemporary accessories to footwear. Concurrently with the acquisition, we entered into a long-term license agreement for the brand's core categories with Global Brands Group. Joe's Jeans branded products are available at fine department stores and specialty boutiques in the United States and internationally throughout Europe, Asia, Canada and Latin America at stores such as Nordstrom's, Harrods, Liberty, Galeries Lafayette, Le Bon Marché, Printemps and Tsum.

William Rast

The William Rast brand is recognized worldwide as a lifestyle fashion brand. Conceptualized and founded by Justin Timberlake and Trace Ayala in 2005, William Rast is rounded in the iconography of biker culture with designs that embody the “new America” culture and deliver an edgy yet tailored collection of premium denim, ready to wear, tailoring, footwear and accessories for both men and women. Product offerings include denim, sportswear, tailored apparel, fashion accessories, outerwear and small leather goods.  Licensees for the William Rast brand include One Jeanswear for men’s and women’s apparel and outerwear, PVH Corp. for dress shirts and ties and Shearson Group, Inc. for footwear.  The William Rast brand is offered through Lord & Taylor and specialty retailers in the United States and The Hudson's Bay Company in Canada.

Ellen Tracy

We acquired the Ellen Tracy brand in March 2013. Founded in 1949, Ellen Tracy is a leading fashion lifestyle brand focusing on sophisticated style for modern women.  The Ellen Tracy brand is known for quality tailoring, timeless silhouettes and classic signature prints.  Product offerings currently include apparel, footwear, outerwear, handbags, hosiery, belts, eyewear, fragrance, fashion accessories, bath and body, jewelry, luggage and home.  Licensees for the Ellen Tracy brand include Global Brands Group, Inc. for sportswear, handbags and swimwear and G-III Apparel Group Ltd. for outerwear, suits and dresses.  In addition, the Ellen Tracy brand has been licensed for intimate apparel, sleepwear, shapewear and accessories. The Ellen Tracy brand is offered in premium and regional department and specialty stores throughout the United States as well as globally in over 10 countries. During 2015, we launched a global marketing campaign celebrating the brand's 65th anniversary with Yahoo! and Paula Patton. Additionally, we expanded distribution in key elevated categories, including sportswear, coats and dresses, at leading retailers including Lord and Taylor, Nordstrom and House of Fraser.

Revo

We acquired the Revo brand in August 2013.  Revo is a performance eyewear brand designed for the active consumer and has been the leader in polarized lens technology since it was founded in 1985.  Revo sunglasses were first created by utilizing lens technology developed by NASA as solar protection for satellites.  The Revo brand has continued to build on its tradition of technology and innovation by offering the clearest and most advanced high-contrast polarized sunglasses available. The Revo brand is licensed on a worldwide basis to B. Robinson Optical, Inc. for sunglasses and related categories and is distributed through Sunglass Hut Trading LLC stores in the United States as well as other premium retail locations globally.  In 2015, Revo debuted a new capsule collection of sunglasses in collaboration with U2 lead singer and activist Bono as part of the “Buy Vision, Give Sight” campaign to prevent vision impairment and blindness.

AND1

We acquired the AND1 brand in August 2014.  Founded in 1993, AND1 prides itself on being the original basketball brand focusing on the everyday player.  Licensees for the AND1 brand include ESO for footwear and High Life, LLC for apparel. In addition, the AND1 brand is licensed in product categories, such as hosiery, underwear, off-court/casual footwear and other accessories.  The AND1 brand is offered through Wal-Mart stores, sporting goods retailers and related e-commerce sites in the United States and has a strong distribution network reaching over 20 countries.

Avia

We acquired the Avia brand in August 2014.  Founded in 1979, Avia is best known for running and activewear products designed to unite performance and function for athletes of every level.  We currently license the Avia brand to various licensees, including E.S. Originals, Inc. (“ESO”) for footwear and Delta Galil U.S.A. Inc. for apparel. Since we acquired Avia, we have expanded its licensed product categories to include wearable fitness accessories, hosiery, sports bags and various other accessory products.  The Avia brand is primarily offered through Wal-Mart stores in the United States, with additional distribution through specialty retailers and related e-commerce sites, such as Dick’s Sporting Goods and Modell’s Sporting Goods, as well as globally in over 30 countries.   In 2015, we partnered with Lifeworks, a leader in technology and innovation, to debut the brand's first collection of wearables, including Bluetooth enabled activity trackers, digital pedometers and heart rate monitors, smartphone armbands, active sport earbuds, performance insoles, headbands, waistbands and other running/fitness accessories.

Business Segment

We have a single operating and reportable segment, as described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reportable Segment” in Item 7. See Item 6 of this Annual Report on Form 10-K for measures of our net revenues, consolidated net income (loss) and total assets as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013.

Recent Developments

We were formed on June 5, 2015, for the purpose of effecting the merger of Singer Merger Sub, Inc. with and into SQBG, Inc. (previously known as Sequential Brands Group, Inc.) (SEC File No. 001-36082) (“Old Sequential”) and the merger of Madeline Merger Sub, Inc. with and into Martha Stewart Living Omnimedia, Inc. (SEC File No. 001-15395) (“MSLO”), with Old Sequential and MSLO each surviving the merger as wholly owned subsidiaries of us (the “Mergers”). Prior to the Mergers, we did not conduct any activities other than those incidental to its formation and the matters contemplated in the Agreement and Plan of Merger, dated as of June 22, 2015, as amended, by and among MSLO, Old Sequential, us, Singer Merger Sub, Inc., and Madeline Merger Sub, Inc. (the “Merger Agreement”). On December 4, 2015, pursuant to the Merger Agreement, Old Sequential and MSLO completed the strategic combination of their respective businesses and became wholly owned subsidiaries of the Company. Old Sequential was the accounting acquirer in the Mergers; therefore, the historical consolidated financial statements for Old Sequential for period prior to the Mergers are considered to be the historical financial statements of Sequential Brands Group, Inc. and thus, our consolidated financial statements for fiscal 2015 reflect Old Sequential’s consolidated financial statements for period from January 1, 2015 through December 4, 2015 and for fiscal years 2014 and 2013, and Sequential Brand Group Inc.’s thereafter.

Old Sequential’s common stock began trading on the Nasdaq Stock Market (“Nasdaq”) under the ticker “SQBG” on September 24, 2013, and we succeeded to Old Sequential’s listing on December 7, 2015.

Old Sequential was incorporated under the laws of the State of Delaware in 1982. In the second half of 2011, Old Sequential transitioned its business model to focus on licensing and brand management. Prior to this, Old Sequential designed, marketed and provided, on a wholesale basis, branded apparel and apparel accessories, as well as operated retail stores to sell our branded products. In the second half of 2011, Old Sequential discontinued its wholesale distribution of branded apparel and apparel accessories, liquidated its existing inventory and closed its remaining retail stores. To reflect its business transition, in March 2012, Old Sequential changed its corporate name from People’s Liberation, Inc. to Sequential Brands Group, Inc.

Competition

We operate in a highly competitive market, both for our individual brands and for the Company as a whole.

Our brands are subject to extensive competition from various domestic and foreign brands. Each of our brands has a number of competitors within its specific product categories and distribution channels that compete with the product categories and distribution channels in which our brands’ products are sold. Our brands also compete within the retail stores and other distribution channels that carry such brand’s product lines with other products offered by these retail stores and distribution channel in the respective product categories, including with products sold under our partners' private labels. We also compete with the e-commerce businesses of these stores and other websites that sell similar retail goods. Competitive factors include design, style, quality, price, name recognition, service and advertising.

In addition, we face competition in establishing and maintaining licensee relationships for our existing brands. Competitors may seek to enter into brand licensing arrangements with our current or potential licensees, which may inhibit our ability to enter into or maintain licensing arrangements. In addition, the retailers that currently sell our branded products may develop their own brands or acquire brands rather than purchase products from our licensees, which could make it more difficult for our licensees to achieve their sales targets.

We also compete with traditional apparel and consumer brand companies, as well as other brand management companies, for acquisitions of accretive brands, particularly brands with high consumer awareness, broad appeal and applicability to a wide range of product categories.

Trademarks

Our trademarks and associated marks are registered or pending registration with the U.S. Patent and Trademark Office in block letter and/or logo formats, as well as in combination with a variety of ancillary marks for use with respect to a broad range of product categories, including footwear, eyewear, apparel, fragrance, handbags, backpacks, watches, home goods and various other goods. We intend to renew these registrations as appropriate prior to their expiration. In addition, we register our trademarks in other countries and regions around the world. We also have domestic, foreign and international intellectual property coverage for the technology and designs incorporated into Heelys wheeled footwear and own the rights to more than 70 issued patents, pending patent applications and industrial designs in almost 50 countries. Further, in connection with the acquisition of the Martha Stewart brand, we are also the owners of domestic and international design and utility patents covering certain Martha Stewart Crafts paper punches.

We monitor on an ongoing basis unauthorized use and filings of our trademarks and patents and rely primarily upon a combination of federal, state, and local laws, as well as contractual restrictions, to protect our intellectual property rights, both domestically and internationally.

Seasonality

Our business is affected by seasonality in the businesses of many of our licensees. Historically, this has resulted in higher revenues during our third and fourth quarters, which includes the holiday retail season in the United States. We recognized 26% and 24% of our annual revenues during the third quarter of 2015 and 2014, respectively. We recognized 36% and 44% of our annual revenues during the fourth quarter of 2015 and 2014, respectively. Our seasonality may change as we continue to grow our business.

Employees

As of March 10, 2016, we had a total of 161 employees and area-specific consultants working to support our continuing operations. None of our employees are represented by a labor union. We consider our relationship with our employees to be satisfactory.

Available Information

Our corporate website address is www.sequentialbrandsgroup.com. The information contained on our website is not part of this report. We file our annual, quarterly and current reports and other information with the SEC. These reports, and any amendments to these reports, are made available on our website and can be viewed and downloaded free of charge as soon as reasonably practicable after such reports are filed with or furnished to the SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, which is available at www.sec.gov.

Item 1A.	Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, prospects and/or the trading price of our common stock. Although the risks and uncertainties listed below are those that we consider significant, material risks and uncertainties that are not presently known to us may also adversely affect our business, financial condition or results of operations. In evaluating our business and an investment in our securities, you should consider the following risk factors, in addition to the other information presented in this report, as well as the other reports we file from time to with the SEC:

Risks Related to our Acquisitions

If we are unable to identify and successfully acquire additional brands, our rate of growth may be reduced and, even if additional trademarks are acquired, we may not realize anticipated benefits due to integration or licensing difficulties.

A key component of our growth strategy is the acquisition of additional brands. In 2015, we acquired Jessica Simpson, Joe’s Jeans, Martha Stewart, and Emeril Lagasse and are continually exploring new acquisition opportunities. We face extensive competition for new brand acquisitions, both from other brand management companies as well as traditional consumer brand companies, retailers and private equity groups, which could increase the price of the acquisitions and make it more difficult for us to find suitable acquisition targets. In addition, even if we successfully acquire additional brands or the rights to use additional brands, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands.

Although we seek to temper our acquisition risks, all acquisitions, whether they are of additional intellectual property assets or of the companies that own them, entail numerous risks, any of which could detrimentally affect our results of operations and/or the value of our equity. These risks include, among others:

•	unanticipated costs associated with the target acquisition;
•	negative effects on reported results of operations from acquisition related charges and amortization of acquired intangibles;
•	diversion of management’s attention from other business concerns;
•	the challenges of maintaining focus on, and continuing to execute, core strategies and business plans as our brand and license portfolio grows and becomes more diversified;
•	inability to find suitable licensees for our newly acquired brands;
•	adverse effects on our existing licensing relationships, including our existing licensees terminating their license agreements with us;
•	potential difficulties associated with the retention of key employees and the assimilation of any other employees, who may be retained by us in connection with or as a result of our acquisitions; and
•	risks of entering new domestic and international markets (whether it be with respect to new licensed product categories or new licensed product distribution channels) or markets in which we have limited prior experience.

In the event we acquire intellectual property assets or the companies that own them, our due diligence reviews are subject to inherent uncertainties and may not reveal all potential risks.  We may therefore fail to discover or inaccurately assess undisclosed or contingent liabilities, including liabilities for which we may have responsibility as a successor to the seller or the target company.  In addition, as a successor, we may be responsible for any past or continuing violations of law by the seller or the target company.  Although we generally attempt to seek contractual protections through representations, warranties and indemnities, we cannot be sure that we will obtain such provisions in our acquisitions or that such provisions will fully protect us from all unknown, contingent or other liabilities or costs.  Finally, claims against us relating to any acquisition may necessitate our seeking claims against the seller for which the seller may not, or may not be able to, indemnify us or that may exceed the scope, duration or amount of the seller’s indemnification obligations.

Acquiring additional brands could also have a significant effect on our financial condition and could cause substantial fluctuations in our liquidity, cash balances and quarterly and yearly results of operations. Acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce our reported earnings in subsequent years. We cannot assure you with respect to the timing, likelihood or financial or business effect of any possible transaction. Moreover, our ability to grow through the acquisition of additional brands will also depend on the availability of capital to complete the necessary acquisition arrangements. We may elect to pursue acquisitions through debt financing or the issuance of shares of our common stock or convertible securities. The use of equity as transaction consideration could dilute our common stock, reduce our earnings per share or reduce the market price of our common stock. We cannot guarantee that our stockholders will achieve greater returns as a result of any future acquisitions we complete.

We may not realize all of the anticipated benefits of our completed acquisitions, including the Mergers, or those benefits may take longer to realize than expected.

Our ability to realize the anticipated benefits of our acquisitions, including the Mergers, depends, to a large extent, on our ability to implement changes to acquired businesses in a manner that facilitates growth opportunities and realizes anticipated synergies. We will be required to devote significant management attention, resources and costs to realigning the business practices and operations of acquired businesses to our brand management model. For example, in December 2015, we announced that we expanded MSLO’s previously existing relationship with Meredith Corporation (“Meredith”) to include all aspects of the MSLO publishing and media business on a long-term basis. On a combined basis, we expect to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies, as well as greater efficiencies from increased scale and market integration. However, this process may preclude or impede realization of the benefits expected from acquisitions and could adversely affect current revenues and investments in future growth, which could adversely affect our results of operations. We cannot be certain that we will not be required to implement further realignment activities, make additions or other changes to our workforce based on other cost reduction measures or changes in the markets and industry in which we compete. In addition, future business conditions and events may impact our ability to continue to realize any benefits of these initiatives. If we are not able to successfully achieve these objectives, the anticipated benefits of our acquisitions, including the Mergers, may not be realized fully or at all or may take longer to realize than expected.

The failure to integrate successfully certain businesses and operations as a result of our acquisitions in the expected time frame may adversely affect our future results.

Historically, our acquired businesses have operated as independent companies. We may face significant challenges in consolidating certain businesses and functions of these businesses, integrating their organizations, procedures, policies and operations, addressing differences in the business cultures and retaining key personnel. The integration process and other disruptions resulting from the business combinations mentioned above may also disrupt each company’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with employees, business partners, customers and others with whom we have business or other dealings, or limit our ability to achieve the anticipated benefits of the Mergers. In addition, difficulties in integrating the businesses mentioned above could harm our reputation.

If we are not able to successfully combine our businesses in an efficient, effective and timely manner, the anticipated benefits and cost savings of the acquisitions may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be affected adversely.

Our success and the expected benefits of the MSLO acquisition depend in part on the continued success of the historical Martha Stewart brands and the reputation and popularity of Ms. Martha Stewart. Any adverse reactions to publicity relating to Ms. Stewart, or the loss of her services, could adversely affect our revenues and results of operations as well as our ability to maintain or generate a consumer base.

We believe that maintaining and enhancing the Martha Stewart brand is critical to our business, financial condition and results of operations. The Martha Stewart brand may be negatively impacted by a number of factors, including the reputation of its content and products, the uniqueness and relevance of Martha Stewart branded content, and the reputation and popularity of Ms. Stewart. If we fail to maintain and enhance the Martha Stewart brand, or if excessive expenses are incurred in an effort to do so, our business, financial condition and results of operations could be materially and adversely affected.

Moreover, we believe Ms. Stewart’s image, reputation, popularity and talent are material to our success. While Ms. Stewart is a member of our board of directors, has been named Chief Creative Officer and has entered into an employment agreement and certain license agreements with us, we cannot assure that she will be able to, or will continue to, serve in those capacities for any specific period. An extended or permanent loss of her services or any repeated or sustained negative shifts in public or industry perceptions of her could have a material adverse effect on our business.

We have incurred, and expect to continue to incur, significant transaction costs in connection with our acquisitions, including the Mergers.

In connection with our acquisitions, we have incurred and expect to continue to incur significant costs and expenses, including financial advisory, legal, accounting, consulting and other advisory fees and expenses, reorganization and restructuring costs, litigation defense costs, severance/employee benefit-related expenses, filing fees, printing expenses and other related charges. There are also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with our acquisitions. While we assumed that a certain level of expenses would be incurred in connection with the acquisitions, there are many factors beyond our control that could affect the total amount or timing of the integration and implementation expenses. There may also be additional unanticipated significant costs in connection with acquisitions that we may not recoup. These costs and expenses could reduce the benefits and income we expect to achieve from our acquisitions.

The Company and its subsidiary, Old Sequential and Ms. Martha Stewart, have been named as parties to an Amended Class Action Complaint arising out of or related to the Mergers, and the results of the class action could result in significant legal expenses or damages, and adversely affect our business, financial condition, results of operations and cash flows.

In connection with the Mergers, 13 lawsuits were brought by purported stockholders of MSLO challenging the MSLO board of directors’ actions in connection with the merger agreement. These lawsuits were subsequently consolidated, and on January 12, 2016, after the consummation of the Mergers, the plaintiffs filed an Amended Class Action Complaint, purportedly on behalf of MSLO stockholders, against the Company, Old Sequential and Martha Stewart. The Amended Class Action Complaint purports to set forth claims against Ms. Stewart for breach of fiduciary duty and against the Company and Old Sequential for aiding and abetting Ms. Stewart. The plaintiffs seek to recover unspecified damages allegedly sustained by the plaintiffs, restitution and disgorgement by Ms. Stewart, the recovery of plaintiff’s attorney’s fees and other relief. While we believe this lawsuit is without merit and are vigorously defending this lawsuit, the results of such lawsuit cannot be predicted with certainty. Any negative outcome resulting from the class action lawsuit could result in payments of substantial monetary damages and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

Risks Related to Our Business

The failure of our licensees to fulfill their financial obligations with respect to royalty payments under their license agreements or to otherwise adequately produce, market and sell products bearing our brand names in their license categories could have a material adverse effect on our business, financial condition and results of operations.

Our revenues are almost entirely dependent on royalty payments made to us pursuant to license agreements entered into with licensees of our brands. These license agreements often require that licensees advance payment to us of a portion of the sales royalty payments due thereunder and, in most cases, provide for guaranteed minimum royalty payments. The failure of our licensees to satisfy their financial obligations under these agreements, or their inability to operate successfully or at all, could result in a breach of an agreement, early termination of an agreement, non-renewal of an agreement or an amendment of an agreement to reduce the guaranteed minimum royalty payments or sales royalties due thereunder, each of which could eliminate some or all of that revenue stream. A decrease or elimination of revenue could have a material adverse effect on our financial condition, results of operation and cash flows.

During the term of a license agreement, our revenues and the value of our brands substantially depend upon our licensee’s ability to maintain the quality and marketability and market acceptance of the branded products licensed to such licensee and their failure to do so could negatively affect consumer perception of our brands and harm our future growth and prospects. Further, the failure of our licensees to meet their production, manufacturing and distribution requirements, or a weak economy or softness in the retail, apparel or home goods sectors, could cause our licensees to default on their obligations to make guaranteed minimum royalty payments to us or cause a decline in their sales and potentially decrease the amount of royalty payments in excess of guaranteed minimum royalty payments due to us. In addition, our licensees’ inability to maintain market acceptance of our brands or our failure to monitor our licensees’ compliance with their license agreements or take appropriate corrective action when necessary may subject our intellectual property assets to cancellation, loss of rights or devaluation and any devaluation of our trademarks or other intellectual property could cause a material impairment in the carrying value of such intellectual property, potentially resulting in a charge as an expense to our results of operations. If such developments occur or our licensees are otherwise not successful, the value and recognition of our brands, as well as our business, financial condition and results of operations, could be materially adversely affected.

Our business depends on continued market acceptance of our brands and the products bearing these brands.

The retail industry is highly susceptible to changes in consumer preferences and continued market acceptance of our brands and our licensees’ products, as well as market acceptance of any future products bearing our brands and is subject to a high degree of uncertainty. In order to generate revenues and profits, our licensees must develop product offerings that appeal to consumers. We generally retain rights to monitor the products our licensee’s design and produce and may retain the right to preview and approve such products, we cannot assure you that licensees will develop, market and sell products that appeal to consumers. Any significant changes in consumer preferences or any inability on our licensees’ part to anticipate or react to such changes could reduce demand for our branded products and erode the competitiveness of such products, which would negatively affect our financial condition, results of operations and cash flows.

The continued success of our brands and branded products and market acceptance of new products and product categories also depend on our ability to continually improve the effectiveness of our marketing efforts. We devote significant resources and expenditures to promoting our brands and new product launches, but there can be no assurance as to our continued ability to effectively execute our marketing programs. To the extent our licensees misjudge the market for our brands and branded products, or our marketing efforts are unsuccessful, our business, results of operations and prospects will be adversely affected.

We have incurred a substantial amount of indebtedness in connection with our acquisitions, which could adversely affect our financial condition and results of operations.

In connection with the Mergers, we entered into (i) an amendment to the second amended and restated first lien credit agreement, dated as of December 4, 2015 (the “First Lien Credit Amendment”), with the guarantors party thereto and Bank of America, N.A., as administrative agent and collateral agent thereunder, which provides for a term loan of up to $85.0 million tranche A term loan facility, a $15.0 million tranche A-1 term loan facility, a revolving credit facility of up to $90.0 million and a swing line sub-facility of up to $10.0 million, none of which has been drawn as of December 31, 2015, and (ii) a new second amended and restated credit agreement with GSO Capital Partners LP, dated as of December 4, 2015 (the “New Secured Term Loan Agreement” and together with the First Lien Credit Amendment, the “December 2015 Debt Facilities”), with guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent thereunder, which provides for a term loan of up to $368.0 million and the option to request the addition of one or more additional term loan facilities or the increase of term loan commitments subject to certain conditions in the New Secured Term Loan Agreement.

Our higher level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of such indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents that govern our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service debt, would increase.

Our increased level of indebtedness could have other important consequences, which include, but are not limited to, the following:

•	a substantial portion of our cash flow from operations could be required to pay principal and interest on our debt;
•	our interest expense could increase if interest rates increase because the borrowings under the December 2015 Debt Facilities generally bear interest at floating rates;
•	our leverage could increase our vulnerability to general economic downturns and adverse competitive and industry conditions, placing us at a disadvantage compared to those of our competitors that are less leveraged;
•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and in the brand licensing industry;
•	our failure to comply with the financial and other restrictive covenants in the documents governing our indebtedness could result in an event of default that, if not cured or waived, results in foreclosure on substantially all of our assets; and
•	our level of debt may restrict us from raising additional financing on satisfactory terms to fund strategic acquisitions, investments, joint ventures and other general corporate requirements.

We cannot be certain that our earnings will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to seek to refinance all or part of our then existing debt, sell assets, make additional borrowings or sell more securities, none of which we can guarantee that we will be able to do and which, if accomplished, may adversely affect us.

We are subject to a number of restrictive covenants under our debt arrangements, including customary operating restrictions and customary financial covenants. Our business, financial condition and results of operations may be adversely affected if we are unable to maintain compliance with such covenants.

To finance our acquisitions, we entered into the December 2015 Debt Facilities which are guaranteed jointly and severally by each of our domestic subsidiaries. Our and our subsidiaries’ obligations under the December 2015 Debt Facilities and the associated guarantees are secured, in each case, by first priority liens (subject, in the case of the New Secured Term Loan Agreement, to the liens under the First Lien Credit Amendment) on, and security interests in, substantially all of the present and after acquired assets of us and each of our subsidiaries, subject to certain customary exceptions. The December 2015 Debt Facilities contain a number of restrictive covenants, representations and warranties, including representations relating to the intellectual property owned by us and our subsidiaries and the status of our material license agreements. In addition, the December 2015 Debt Facilities include covenants and events of default, including, in the case of the First Lien Credit Agreement, requirements that we satisfy a minimum positive net income test and maintain a minimum loan to value ratio (as calculated pursuant to the First Lien Credit Amendment), and, in the case of the New Secured Term Loan Agreement, maintain a total leverage ratio and maintain a minimum loan to value ratio (as calculated pursuant to the Second Lien Credit Agreement).

If our business, financial condition or results of operations are adversely affected by one or more of the risk factors described in this Annual Report on Form 10-K or elsewhere in our filings with the SEC, we may be unable to maintain compliance with these financial covenants. If we fail to comply with such covenants, our lenders under the December 2015 Debt Facilities could demand immediate payment of amounts outstanding under the December 2015 Debt Facilities. Under such circumstances, we would need to seek alternative financing sources to fund our ongoing operations and to repay amounts outstanding and satisfy our other obligations under our existing borrowing and financing arrangements. Such financing may not be available on favorable terms, or at all. Consequently, we may be restricted in how we fund ongoing operations and strategic initiatives and deploy capital and in our ability to make acquisitions. As a result, our business, financial condition and results of operations may be further adversely affected if we are unable to maintain compliance with the covenants under the December 2015 Debt Facilities.

We may require additional capital to finance the acquisition of additional brands, and our inability to raise such capital on beneficial terms or at all could limit our growth.

We may, in the future, require additional capital to help fund all or part of potential acquisitions. If, at the time required, we do not have sufficient cash to finance those additional capital needs, we will need to raise additional funds through equity and/or debt financing. We cannot guarantee that, if and when needed, additional financing will be available to us on acceptable terms or at all. If additional capital is needed and is either unavailable or cost prohibitive, our growth may be limited as we may need to change our business strategy to slow the rate of, or eliminate, our expansion plans. In addition, any additional financing we undertake could impose additional covenants upon us that restrict our operating flexibility, and, if we issue equity securities to raise capital, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock.

We have experienced rapid growth in recent years. If we fail to manage this or any future growth, our business, financial condition and results of operations could be negatively affected.

We have grown dramatically in recent years, principally as a result of acquisitions. For example, our revenues were $5.3 million in 2012, $22.7 million in 2013, $41.8 million in 2014 and $88.3 million in 2015. During this period, we have acquired several brands (or rights to use those brands and trademarks) and increased our total number of licensees to over 150 licensees. Furthermore, we continue to evaluate and pursue appropriate acquisition opportunities to the extent we believe that such opportunities would be in the best interests of our company and our stockholders. This significant growth has placed considerable demands on our management and other resources and continued growth could place additional demands on such resources. Our ability to compete effectively and to manage future growth, if any, will depend on the sufficiency and adequacy of our current resources and infrastructure and our ability to continue to identify, attract and retain personnel to manage our brands and the businesses we may acquire. We cannot assure you that our personnel, systems, procedures and controls will be adequate to support our operations and properly oversee our brands. The failure to support our operations effectively and properly oversee our brands could cause harm to our brands and have a material adverse effect on our brands’ fair values and our business, financial condition and results of operations. In addition, we may be unable to leverage our core competencies in managing apparel brands to managing brands in new product categories or other businesses we may acquire.

We or our licensees may not be able to continue to compete successfully because of intense competition within our licensees’ markets, the strength of some of their competitors or other factors.

Our trademark licenses are for products primarily in the apparel, footwear, eyewear, fashion and home accessories markets, in which our licensees face intense competition. Competitive factors in these markets include design, quality, price, style, name recognition, service and advertising. Changing customer preferences and the limited availability of shelf space can adversely affect the competitive position of our licensees’ products. Many of our licensees’ competitors have greater financial, distribution, marketing and other resources than our licensees and have achieved significant name recognition for their brands. Our licensees may be unable to successfully compete in the markets for their products, which would adversely affect our revenues and cash flows, and we may not be able to continue to compete successfully with respect to our licensing arrangements.

We and our licensees are subject to risks and uncertainties relating to operating outside of the United States, foreign manufacturing and the price, availability and quality of raw materials, which could result in interruptions to their operations or increase their operating costs, thereby affecting their ability to deliver goods to the market, reducing or delaying their sales and decreasing our revenues.

We market and license our brands outside the United States, and many of our licensees operate outside the United States. We face numerous risks in doing business outside the United States, including: (i) unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements; (ii) tariffs, trade protection measures, import or export licensing requirements, trade embargoes, sanctions and other trade barriers; (iii) competition from foreign companies; (iv) less effective and less predictable protection and enforcement of our intellectual property; (v) changes in the political or economic condition of a specific country or region (including, without limitation, as a result of political unrest), particularly in emerging markets; (vi) fluctuations in the value of foreign currency versus the U.S. dollar and the cost of currency exchange; (vii) potentially adverse tax consequences; and (viii) cultural differences in the conduct of business. Any one or more of such factors could impact current or future international sales of our brands or inhibit our ability to expand internationally. In addition, our business practices in international markets are subject to the requirements of the U.S. Foreign Corrupt Practices Act and all other applicable anti-bribery laws, any violation of which could subject us to significant fines, criminal sanctions and other penalties.

Further, a significant portion of the products sold by our licensees are manufactured overseas. There are substantial risks associated with foreign manufacturing, including changes in laws relating to quotas, and the payment of tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments. Further, our licensees may experience fluctuations in the price, availability and quality of fabrics and raw materials used by them in their manufactured apparel or purchased finished goods.  Any of these risks could increase our licensees’ operating costs. Our licensees also import finished products and assume all risk of loss and damage with respect to these goods once they are shipped by their suppliers. If these goods are destroyed or damaged during shipment, the revenues of our licensees could be reduced as a result of our licensees’ inability to deliver or their delay in delivering their products. A reduction in the revenues generated by our licensees would reduce the amount of our royalty revenues in excess of guaranteed minimum royalty payments and, in extreme circumstances, result in failures to make guaranteed minimum royalty payments to us.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees and retail partners, such that the loss of a licensee or retail partner could materially decrease our revenue and cash flows.

Our licensing revenues are concentrated with a limited number of licensees and retail partners. For example, in 2015, 38% of our total revenue came from three licensees, each representing more than 5% of total revenue. In particular, two licensees represented 17% and 16%, respectively, of our total revenues. Our revenue and cash flows would be materially and adversely affected if any of them were to have financial difficulties affecting their ability to make payments, elected not to renew or extend any existing license agreements or arrangements with us or significantly reduced their sales of these licensed products under any of these license agreements or arrangements, and we were not able to replace the revenue generated by such licensees.

We may not be able to adequately protect our intellectual property rights, which could compromise our competitive position and decrease the value of our brands.

We own, through our wholly-owned and majority-owned subsidiaries, U.S. federal trademark registrations and foreign trademark registrations for our brands that are vital to the success and further growth of our business. In addition, we own domestic, foreign and international intellectual property registrations for the technology and designs incorporated into Martha Stewart Crafts paper punches, Heelys wheeled footwear and Revo eyewear. The loss of or inability to enforce our proprietary rights could materially and adversely affect our business and financial condition. For instance, if any third party independently develops similar products to those marketed and distributed by our licensees or manufactures knock-offs of such products, it may harm the reputation of our brands, decrease their value or cause a decline in our licensees’ sales and thus our revenues. Additionally, the laws of foreign countries may provide inadequate protection for intellectual property rights, making it difficult to enforce such rights in those countries.

We may need to bring legal claims to enforce or protect our intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources and negatively impact our business operations. In addition, notwithstanding the rights we have secured in our intellectual property, third parties may bring claims against us or our licensees alleging that we or our licensees have infringed on their intellectual property rights or that our or our licensees’ intellectual property rights are not valid. Any claims against us or our licensees, with or without merit, could be time consuming and costly to defend or litigate and therefore could adversely affect our business. In addition, to the extent that any of our intellectual property assets is deemed to violate the proprietary rights of third parties in any litigation or proceeding or as a result of any claim, then we and our licensees may be prevented from using it, which could cause a breach or termination of license agreements. If our licensees are prevented from using the intellectual property we have licensed to them, the revenues of our licensees will be reduced with respect to those intellectual property assets, and the related royalty payments we receive could be reduced. Litigation with respect to our intellectual property or breaches of our license agreements could result in a judgment or monetary damages.

We depend upon the services of our key executives, including our Chief Executive Officer, Mr. Yehuda Shmidman, and our Chief Financial Officer, Mr. Gary Klein. If we lose the services of Mr. Shmidman or Mr. Klein, we may not be able to fully implement our business plan and future growth strategy, which would harm our business and prospects.

Our success is largely dependent upon the expertise and knowledge of our Chief Executive Officer, Mr. Yehuda Shmidman, and our Chief Financial Officer, Mr. Gary Klein, whom we rely upon to formulate our business strategies. Mr. Shmidman’s and Mr. Klein’s leadership and experience in the licensing industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering any of our executives. The loss of the services of Mr. Shmidman or Mr. Klein could have a material adverse effect on our business prospects, financial condition, results of operations and cash flows.

Our results of operations may fluctuate significantly, which may make it difficult to predict our performance and result in volatility in our stock price.

We have in the past experienced substantial variations in our revenue and results of operations from quarter to quarter, and we expect to continue to experience such substantial variations. This variability is affected by numerous factors, including:

•	the timing of the introduction of new licensed products by our licensees;
•	the level of consumer acceptance of our brands and licensed products;
•	seasonality resulting in higher revenues in our third and fourth quarters, in part because of the holiday retail season;
•	general economic and industry conditions that affect consumer spending and retailer purchasing;
•	the availability of viable licensees that meet our brand criteria; and
•	the timing of marketing expenditures.

Because of these fluctuations in our revenues, operating expenses and cash flows it may be difficult to make period-to-period comparisons of our result of operations and liquidity and it may be difficult for securities analysts and investors to predict our performance. As a result, our results of operations in any particular quarter may be below the expectations of securities analysts or investors. Fluctuations in our performance and the failure to meet analyst expectations could cause declines or volatility in our stock price.

Demand for our brands and branded products may be materially and adversely affected by reductions in disposable income, which in turn depends on general economic conditions and the global economy.

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also retailers and distributors, who license our brands. Consumer spending has fluctuated significantly and may become depressed or be subject to deterioration in the near future. The worldwide apparel and consumer products industries are heavily influenced by general economic cycles. Purchases of apparel, footwear, eyewear and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines. During periods of recession or economic uncertainty, our licensees may not be able to maintain or increase sales of our branded products to existing customers, make sales to new customers, open or operate new retail stores or maintain sales levels at existing stores. As a result, our results of operations may be adversely and materially affected by downward trends in the United States or global economy.

The market price of our common stock has been, and may continue to be, volatile, which could reduce the market price of our common stock.

The publicly traded shares of our common stock have experienced, and may continue to experience, significant price fluctuations. For instance, during 2015 the trading price of our common stock ranged from $6.54 to $18.59. Volatility in our stock price could reduce demand for our common stock, regardless of our operating performance. The trading price of our common stock could also change significantly over short periods of time in response to actual or anticipated variations in our quarterly results of operations, announcements by us, our licensees or our respective competitors, factors affecting our licensees’ markets generally or changes in national or regional economic conditions.

Our largest stockholders control a significant percentage of our common stock and are represented on our board of directors, which may enable such stockholders, alone or together with our other significant stockholders, to exert influence over corporate transactions and other matters affecting the rights of our stockholders.

As of March 10, 2016, Tengram Capital Partners Gen2 Fund, L.P. (“Tengram”) beneficially owns approximately 13.0%, Carlyle Galaxy Holdings, L.P. (“Carlyle”) beneficially owns approximately 10.3% and Ms. Martha Stewart beneficially owns approximately 13.1% of our outstanding shares of common stock. Mr. William Sweedler, chairman of our board of directors, is a principal of Tengram, Mr. Rodney Cohen is a director and managing director of Carlyle, and Ms. Martha Stewart became a director in connection with the closing of the Mergers. As a result, each of Tengram, Carlyle and Ms. Martha Stewart, individually or collectively, are able to exercise substantial influence over our board of directors and matters requiring stockholder approval, including the election of directors and approval of significant corporate actions, such as mergers and other business combination transactions.

Circumstances may occur in which the interests of these stockholders could conflict with the interests of our other stockholders. The voting power of these stockholders also could discourage others from seeking to acquire control of us, which may reduce the market price of our common stock.

You should assume that we are a former shell company and therefore resales of shares of our restricted common stock in reliance on Rule 144 are subject to additional requirements and Rule 144 may be unavailable at all if we fail to comply with our reporting obligations.

From time to time we have issued shares of our common stock in transactions exempt from registration requirements, and such shares are “restricted securities” within the meaning of Rule 144. Rule 144 generally permits the resale, subject to various terms and conditions, of restricted securities after they have been held for six months. However, our predecessor was a former shell company. As a result, we may also be deemed to be a former shell company and, as a result, Rule 144 may be unavailable for the resale of our restricted common stock unless we have satisfied certain reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the twelve months preceding the time of sale. However, we cannot assure you that future reports or other materials will be filed as necessary to maintain the availability of the exemption under Rule 144. If we fail to comply with our reporting obligations under the Exchange Act, Rule 144 will not be available to holders of our restricted common stock, which may limit the holders’ ability to sell such shares. In addition, because of the on-going reporting requirements under Rule 144, restrictive legends on certificates for shares of our common stock cannot be removed except in connection with an actual sale that is subject to an effective registration statement under, or an applicable exemption from the registration requirements of, the Securities Act.

While we audit our licensees from time to time in the ordinary course, we otherwise rely on the accuracy of our licensees’ retail sales reports for reporting and collecting our revenues, and if these reports are untimely or incorrect, our revenue could be delayed or inaccurately reported.

Under our existing agreements, our licensees pay us licensing fees based in part on the retail value of products sold. We rely on our licensees to accurately report the retail sales in collecting our license fees, preparing our financial reports, projections, budgets, and directing our sales and marketing efforts. All of our license agreements permit us to audit our licensees. If any of our licensee reports understate the retail sales of products they sell, we may not collect and recognize revenue to which we are entitled, or may endure significant expense to obtain compliance.

We do not foresee paying dividends in the foreseeable future.

We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing licensing operations, further develop our brands and finance the acquisition of additional brands.

We have a significant amount of goodwill and other intangible assets, including our trademarks, recorded on our balance sheet. As a result of changes in market conditions and declines in the estimated fair value of these assets, we may, in the future, be required to write-down a portion of this goodwill and other intangible assets and such write-down would adversely affect our results of operations.

As of December 31, 2015, goodwill represented approximately $314.3 million, or approximately 24% of our total consolidated assets, and intangible assets represented approximately $872.3 million, or approximately 67% of our total consolidated assets. Under current accounting principles generally accepted in the United States (“GAAP”), goodwill and indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. Our trademarks are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

Our use of certain tax attributes may be limited.

We have significant net operating losses (“NOLs”). A valuation allowance has been provided as of December 31, 2015 for the entire amount of our deferred income tax assets, which is mainly related to the carryforward of certain NOLs and definite-lived intangible assets. As of December 31, 2015, we have federal NOLs available to carryforward to future periods of approximately $185.5 million which begin expiring in 2024 and we have state NOLs available to carryforward to future periods of approximately $208.6 million which begin expiring in 2016. We have foreign tax credits available to carryforward to future periods of approximately $1.9 million as of December 31, 2015 which begin expiring in 2016. We have experienced several changes of ownership under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) which place various limitations on the use of NOLs. The limitation on NOLs is based upon a formula provided under Section 382 of the Code that utilizes the fair market value of us and prevailing interest rates at the time of the ownership change. An “ownership change” is generally a 50% increase in ownership over a three-year period by stockholders who directly or indirectly own at least five percent of a company’s stock. The limitations on the use of the NOLs under Section 382 could affect our ability to offset future taxable income.

We may be a party to litigation in the normal course of business, which could affect our financial position and liquidity.

From time to time, we may be made a party to litigation in the normal course of business. For example, as the owner of a trademark, we may be named as a defendant in a lawsuit relating to a product designed and manufactured by a licensee of that trademark. If we are alleged to have infringed the intellectual property rights of another party, any resulting litigation could be costly and could damage our reputation. Litigation also diverts the time and resources of management, regardless of the merits of the claim. In most cases, our licensees under the existing license agreements are obligated to defend and indemnify us, as licensor, and our affiliates with respect to such litigation. We also maintain insurance for certain risks, but it is not possible to obtain insurance to protect against all possible liabilities. Although historically the litigation involving us has not been material to our financial position or our liquidity, any litigation has an element of uncertainty and if any such litigation were to be adversely determined and/or a licensee were to fail to properly indemnify us and/or we did not have appropriate insurance coverage, such litigation could affect our financial position and liquidity.

Our business, financial condition and results of operations could suffer in the event of security breaches, cyber-attacks or unauthorized disclosures of personal information.

In conducting their business, including their e-commerce business, our licensees and retail partners obtain and transmit confidential information about their customers, including credit card information, through their websites and their information technology systems. To the best of our knowledge, our licensees and retail partners have not experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a security breach or cyber-attack. If our licensees or retail partners experience such a security breach or cyber-attack, it could adversely affect their business and operations, including damaging their reputation and their relationships with their customers, exposing them to risks of litigation and liability, all of which could have a material adverse effect on their ability to meet their minimum net sales requirements and to make guaranteed minimum royalty payments to us in accordance with the terms of their respective license agreements. We cannot assure you that our licensees and retail partners will not experience any future security breaches, cyber-attacks or unauthorized disclosures. In addition, as a result of recent security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become more uncertain. As a result, our licensees and retail partners may incur significant costs to comply with laws regarding the protection and unauthorized disclosure of personal information, which could also negatively affect their ability to generate sales and make royalty payments to us, resulting in a material adverse effect on our business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal offices are located at 601 West 26th Street, New York, New York 10001, and our telephone number is (646) 564-2577.

We lease the following properties:

Location	Type	Square Footage (Approximate)	Expiration Date

New York, NY	Office and Corporate	177,000	January 31, 2018
New York, NY	Office and Corporate	7,500	December 31, 2016
New York, NY	Office and Showroom	10,900	September 20, 2024
Fontana, CA	Warehouse	321,000	November 30, 2016
Chicago, IL	Office	2,200	December 31, 2016
Los Angeles, CA	Office	3,100	July 31, 2016

 We believe that the facilities we utilize are well maintained, in good operating condition and adequate to meet our current and foreseeable needs.

Item 3.	Legal Proceedings

Litigation Related to the Mergers

In connection with the Mergers, the following 13 putative stockholder class action lawsuits have were been filed in the Court of Chancery of the State of Delaware: (1) David Shaev Profit Sharing Plan f/b/o David Shaev v. Martha Stewart Living Omnimedia Inc. et. al. filed on June 25, 2015; (2) Malka Raul v. Martha Stewart Living Omnimedia Inc. et. al. filed on June 26, 2015; (3) Daniel Lisman v. Martha Stewart Living Omnimedia Inc. et. al. filed on June 29, 2015; (4) Matthew Sciabacucchi v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 2, 2015; (5) Harold Litwin v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 5, 2015; (6) Richard Schiffrin v. Martha Stewart filed on July 7, 2015; (7) Cedric Terrell v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 8, 2015; (8) Dorothy Moore v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 8, 2015; (9) Paul Dranove v. Pierre De Villemejane. et. al. filed on July 8, 2015; (10) Phuc Nguyen v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 10, 2015; (11) Kenneth Steiner v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 16, 2015; (12) Karen Gordon v. Martha Stewart et. al. filed on July 27, 2015; and (13) Anne Seader v. Martha Stewart Living Omnimedia, Inc. et. al. filed on July 28, 2015. All of the 13 class action lawsuits name Old Sequential, MSLO, the MSLO board of directors, Madeline Merger Sub, Singer Merger Sub and New Sequential as defendants and allege that (a) members of the MSLO board of directors breached their fiduciary duties and (b) Old Sequential, MSLO, Madeline Merger Sub, Singer Merger Sub and New Sequential aided and abetted such alleged breaches of fiduciary duties by the MSLO board of directors. On August 18, 2015, the Delaware Chancery Court issued an order consolidating these actions for all purposes under the caption In re Martha Stewart Living Omnimedia, Inc., et. al. to be the operative complaint in the consolidated action. On January 12, 2016, after the consummation of the Mergers, the plaintiffs filed a Verified Consolidated Amended Class Action Complaint, naming Ms. Martha Stewart, New Sequential, Old Sequential Madeline Merger Sub and Singer Merger Sub and alleging that (a) Ms. Stewart breached her fiduciary duties to MSLO’s stockholders and (b) New Sequential, Old Sequential, Madeline Merger Sub and Singer Merger Sub aided and abetted Ms. Stewart’s breach of her fiduciary duties. The plaintiffs seek to recover unspecified damages allegedly sustained by the plaintiffs, restitution and disgorgement by Ms. Stewart, the recovery of plaintiff’s attorney’s fees and other relief. We believe that we have meritorious defenses to the claims made by the plaintiffs, and we are vigorously defending such claims. Litigation costs in this matter may be significant. We do not expect that the ultimate resolution of this matter will have a material effect on our consolidated financial statements.

Other Matters

From time to time, we are involved in legal matters arising in the ordinary course of business. We record a liability for litigation when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters.

With respect to our outstanding legal matters, based on our current knowledge, we believe that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. Further, regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See Note 11 to our consolidated financial statements for further discussion of legal proceedings to which we are party.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Old Sequential’s common stock commenced trading on Nasdaq under the trading symbol “SQBG” on September 24, 2013, and we succeeded to Old Sequential’s listing on December 7, 2015. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock, as determined from quotations on Nasdaq.

	High	Low
Year Ended December 31, 2015
Fourth Quarter	$15.01	$6.54
Third Quarter	$18.59	$13.82
Second Quarter	$17.45	$10.36
First Quarter	$13.25	$8.67

Year Ended December 31, 2014
Fourth Quarter	$13.24	$11.16
Third Quarter	$14.75	$11.69
Second Quarter	$14.48	$6.89
First Quarter	$9.00	$5.08

On March 10, 2016, the closing sales price of our common stock as reported on NASDAQ was $6.89 per share. As of March 10, 2016, there were approximately 1,198 holders of record of our common stock.

Dividends

Since January 1, 2006, we have not paid or declared cash distributions or dividends on our common stock. We do not intend to pay cash dividends on our common stock in the near future. We currently intend to retain all earnings, if and when generated, to finance our operations. The declaration of cash dividends in the future will be determined by the Board based upon our earnings, financial condition, capital requirements, contractual obligations which may prohibit the payment of dividends, including our current or any future indebtedness, and other relevant factors. Our ability to pay dividends on our common stock and repurchase our common stock is restricted by certain of our current indebtedness and may be restricted or prohibited under future indebtedness.

Equity Compensation Plan

The table below sets forth the information regarding our equity compensation plans as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	39,500	$12.46	N/A

Equity compensation plans not approved by security holders (2)	422,001	$9.91	590,583

Equity compensation plans not approved by security holders (3)	469,760	$6.14	N/A

Total	931,261		590,583

(1)	Consists of options to purchase our common stock issued under our 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”). The 2005 Stock Incentive Plan was replaced by the Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan (the “2013 Stock Incentive Plan”). No new grants were granted under the 2005 Stock Incentive Plan since August 2013, when the 2013 Stock Incentive Plan came into effect.

(2)	Consists of options and warrants to purchase our common stock issued under our 2013 Stock Incentive Plan, pursuant to which an aggregate of 2,500,000 shares have been reserved for issuance. Because we issued 1,261,417 shares of restricted stock, the number of securities available for future issuance has been reduced. For a description of our 2013 Stock Incentive Plan, see Note 14 to our consolidated financial statements.

(3)	Consists of options and warrants to purchase our common stock issued outside of the equity compensation plans in connection with certain completed financings and acquisitions.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the period covered by this Annual Report on Form 10-K that were not previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Common Stock Repurchase Programs

During the quarter ended December 31, 2015, we repurchased 68,902 shares of our common stock from employees for income tax withholdings related to the vesting of restricted stock. We do not currently have in place a repurchase program with respect to our common stock.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1 - 31	4,196	$12.51	N/A	N/A

November 1 - 30	64,706	$9.64	N/A	N/A

December 1 - 31	-	N/A	N/A	N/A

Total	68,902		-	-

(1)	During the fourth quarter of 2015, 68,902 shares were purchased from employees for tax withholding purposes related to the vesting of restricted stock.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the period beginning on December 31, 2010 and ending on December 31, 2015 with the cumulative total return on the Standard & Poor's 500 Composite Index (“S&P 500”) and a Custom Peer Group, which includes Carter’s Inc., Cherokee, Inc., Columbia Sportswear Company, Perry Ellis International, Inc., Guess ? Inc., Hanesbrands, Inc., Iconix Brand Group Inc., Kate Spade & Co., PVH Corp. and Xcel Brands Inc. The comparison assumes that $100 was invested on December 31, 2010 in our common stock, S&P 500 and Custom Peer Group. The stock performance shown on the graph should not be considered indicative of future performance.

Item 6.	Selected Financial Data

The following table presents our selected historical financial data for the periods indicated. The selected historical financial data has been derived from our audited consolidated financial statements referred to under Item 8 of this Annual Report on Form 10-K. The following selected historical financial data should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 of this Annual Report on Form 10-K. The selected historical financial data for 2011 affects the comparability of the information reflected. In the second half of 2011, we transitioned our business model to focus on licensing and brand management. Prior to this, we designed, marketed and provided on a wholesale basis, branded apparel and apparel accessories, as well as operated retail stores to sell our branded products. In the second half of 2011, we discontinued our wholesale distribution of branded apparel and apparel accessories, liquidated our existing inventory and closed our remaining stores. To reflect our business transition, in March 2012, we changed our corporate name from People's Liberation, Inc. to Sequential Brands Group, Inc. We have not declared dividends during the periods presented below.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Consolidated Income Statement Data:
Net revenue	$88,262	$41,837	$22,653	$5,274	$547

Operating expenses	58,611	29,806	16,845	11,812	172

Income (loss) from operations	29,651	12,031	5,808	(6,538)	375

Income (loss) from continuing operations	2,416	(646)	(11,142)	(7,394)	239

Loss from discontinued operations, net of tax	-	-	(6,244)	(1,780)	(6,219)

Consolidated net income (loss)	2,416	(646)	(17,386)	(9,174)	(5,980)

Net (income) loss attributable to noncontrolling interest	(5,287)	(422)	(588)	49	3,643

Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(2,871)	$(1,068)	$(17,974)	$(9,125)	$(2,337)

Basic and diluted (loss) income per share:
Continuing operations	$(0.07)	$(0.04)	$(0.66)	$(3.04)	$0.11
Discontinued operations	-	-	(0.35)	(0.74)	(1.08)
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$(0.07)	$(0.04)	$(1.01)	$(3.78)	$(0.97)

Basic and diluted weighted average common shares outstanding	41,177,523	29,964,604	17,713,140	2,413,199	2,400,171

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$41,560	$22,521	$25,125	$2,624	$243
Working capital (deficiency) from continuing operations	49,594	23,584	17,745	(524)	(4,401)
Intangible assets, net	872,277	303,039	115,728	4,293	392
Total assets	1,297,772	526,363	153,605	8,977	2,188
Long-term debt, including current portion	550,000	175,500	57,931	3,502	1,750
Total equity (deficit)	525,649	264,900	81,169	(48)	(5,416)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K, as well as the disclosures about forward-looking statements in Item 1 and the section “Risk Factors” contained in Item 1A. This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and cash flows for the fiscal year ended December 31, 2015. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

Licensing and Brand Management Business

We own a portfolio of consumer brands in the fashion, home, athletic and lifestyle categories, including Martha Stewart, Jessica Simpson, AND1, Avia and Ellen Tracy. We aim to maximize the value of our brands by promoting, marketing and licensing the brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and around the world. Our core strategy is to enhance and monetize the global reach of our existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify our portfolio of brands. We aim to acquire well-known consumer brands with high potential for growth and strong brand awareness. We additionally seek to diversify our portfolio by evaluating the strength of targeted brands and the expected viability and sustainability of future royalty streams. Upon the acquisition of a brand, we partner with leading wholesalers and retailers to drive incremental value and maximize brand equity. We focus on certain key initiatives in our licensing and brand management business. These initiatives inlcude:

•	Maximizing the value of our existing brands by creating efficiencies, adding additional product categories, expanding distribution and retail presence and optimizing sales through innovative marketing that increases consumer brand awareness and loyalty;
•	Developing international expansion through additional licenses, partnerships and other arrangements with leading retailers and wholesalers outside the United States; and
•	Acquiring consumer brands (or the rights to such brands) with high consumer awareness, broad appeal, and applicability to a wide range of product categories.

Our business is designed to maximize the value of our brands through entry into license agreements with partners that are responsible for manufacturing and distributing our licensed products and, with the exception of our Martha Stewart brand, primarily responsible for the design of such licensed products. Our brands are licensed for a broad range of product categories, including apparel, footwear, eyewear, fashion accessories and home goods. We seek to select licensees who have demonstrated the ability to produce and sell quality products in their respective licensed categories and have the capability to meet or exceed the minimum sales thresholds and guaranteed minimum royalty payments that we generally require.

We license our brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of December 31, 2015, we had more than 150 licensees, with wholesale licensees comprising a significant majority.

Our license agreements typically require a licensee to pay us royalties based upon net sales and, in most cases, contain guaranteed minimum royalties regardless of the net sales generated by the licensee. Our license agreements also typically require licensees to support the brands by either paying or spending contractually guaranteed minimum amounts for the marketing and advertising of the respective licensed brands. As of December 31, 2015, we had contractual rights to receive an aggregate of approximately $350 million in minimum royalty and marketing and advertising revenue from our licensees through the balance of the current terms of such licenses, excluding any renewals.

We were formed on June 5, 2015, for the purpose of effecting the merger of Singer Merger Sub, Inc. with and into SQBG, Inc. (previously known as Sequential Brands Group, Inc.) (SEC File No. 001-36082) (“Old Sequential”) and the merger of Madeline Merger Sub, Inc. with and into Martha Stewart Living Omnimedia, Inc. (SEC File No. 001-15395) (“MSLO”), with Old Sequential and MSLO each surviving the merger as wholly owned subsidiaries of us (the “Mergers”). Prior to the Mergers, we did not conduct any activities other than those incidental to its formation and the matters contemplated in the Agreement and Plan of Merger, dated as of June 22, 2015, as amended, by and among MSLO, Old Sequential, the Company, Singer Merger Sub, Inc., and Madeline Merger Sub, Inc. (the “Merger Agreement”). On December 4, 2015, pursuant to the Merger Agreement, Old Sequential and MSLO completed the strategic combination of their respective businesses and became wholly owned subsidiaries of the Company. Old Sequential was the accounting acquirer in the Mergers; therefore, the historical consolidated financial statements for Old Sequential for period prior to the Mergers are considered to be the historical financial statements of Sequential Brands Group, Inc. and thus, our consolidated financial statements for fiscal 2015 reflect Old Sequential’s consolidated financial statements for period from January 1, 2015 through December 4, 2015 and for fiscal years 2014 and 2013, and Sequential Brands Group, Inc.’s thereafter.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“ASU No. 2016-02”). The core principle of ASU No. 2016-02 is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU No. 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 (i.e., calendar years beginning on January 1, 2019), including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact the adoption of ASU No. 2016-02 will have on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU No. 2015-17”). ASU No. 2015-17 removes the reporting requirement to classify deferred income taxes between current and non-current on the balance sheet. Instead, the new accounting guidance in ASU No. 2015-17 will require that all deferred income taxes are reported and classified as non-current. We early adopted the provisions of ASU No. 2015-07 during the fourth quarter of 2015 on a retrospective basis, and the adoption did not have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments” (“ASU No. 2015-16”). ASU No. 2015-16 requires the recognition of adjustments to provisional amounts that are identified during the measurement period, in the reporting period in which the adjustments are determined. The effects of the adjustments to provisional amounts on depreciation, amortization or other income effects should be recognized in current-period earning as if the accounting had been completed at the acquisition date. Disclosure of the portion of the adjustment recorded in current-period earnings that would have been reported in prior reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date is also required. ASU No. 2015-16 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The adoption of ASU No. 2015-16 is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU No. 2015-03 requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The standard’s core principle is that debt issuance costs related to a note are reflected in the balance sheet as a direct deduction from the face amount of that note and amortization of debt issuance costs is reported in interest expense. ASU No. 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The adoption of ASU No. 2015-03 is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”), which contains a new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance. ASU No. 2014-09 requires that a company recognize revenue at the time it transfers promised goods or services to a customer and in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual and interim periods beginning on or after December 15, 2017, and early adoption is permitted as of the original effective date, December 31, 2016. Companies have the option of using either a full retrospective approach or a modified approach to adopt in ASU No. 2014-09. We are currently evaluating the impact the adoption of ASU No. 2014-09 will have on our consolidated financial statements.

Critical Accounting Policies, Judgments and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and our disclosure of commitments and contingencies at the date of the financial statements. On an on-going basis, we evaluate our estimates and judgments. We base our estimates and judgments on a variety of factors, including our historical experience, knowledge of our business and industry and current and expected economic conditions, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary. While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

A description of significant accounting policies that require us to make estimates and assumptions in the preparation of our consolidated financial statements is as follows:

Revenue Recognition. We have entered into various trademark license agreements that provide revenues based on guaranteed minimum royalties and advertising/marketing fees and additional revenues based on a percentage of defined sales. Minimum guaranteed royalty and advertising/marketing revenue is recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalty payments exceeding the guaranteed minimum royalty payments are recognized as income during the period corresponding to when they have been earned. Payments received as consideration for the grant of a license are recorded as deferred revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement. Advanced royalty payments are recorded as deferred revenue at the time payment is received and recognized as revenue as earned. Revenue is not recognized unless collectability is reasonably assured. If licensing arrangements are terminated prior to the original licensing period, we recognize revenue in the amount of any contractual termination fees, unless such amounts are deemed non-recoverable.  With respect to editorial content for books, we recognize revenue from advance payments received from our publishers and from manuscripts when delivered to and accepted by the publishers. Revenue is also earned from book publishing when sales on a unit basis exceed the advanced royalty. Television sponsorship revenues are generally recorded ratably across the period when new episodes initially air.

Impairment of Long-Lived Assets. Long-lived assets, representing finite-lived trademarks, customer agreements, and patents related to our brands and a favorable lease, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When conducting an asset impairment assessment, we initially perform a qualitative evaluation of whether it is more-likely-than-not that the asset is impaired. If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, we then test the asset for recoverability. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such asset to future discounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill and Indefinite-lived Intangible Assets. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31) and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. We consider our market capitalization (defined as total common shares outstanding multiplied by the common equity price per share) and the carrying value of our assets and liabilities on a controlling, marketable basis, including goodwill, when performing our goodwill impairment test. When conducting our annual goodwill impairment assessment, we initially perform a qualitative evaluation of whether it is more-likely-than-not that goodwill is impaired. If it is determined that it is more-likely-than-not that goodwill is impaired, we then apply a two-step impairment test. The two-step impairment test first compares the fair value of our reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, we determine the implied fair value of the reporting unit's goodwill and, if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment charge equal to the difference is recorded in the consolidated statements of operations.

Indefinite-lived intangible assets are tested for impairment on an annual basis (December 31) and between annual tests if an event occurs or circumstances change that indicate that the carrying amount of the indefinite-lived intangible asset may not be recoverable. When conducting our impairment assessment, we initially perform a qualitative evaluation of whether it is more-likely-than-not that the asset is impaired. If it is determined by a qualitative evaluation that it is more-likely-than-not that the asset is impaired, we then test the asset for recoverability. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Income Taxes. We are required to determine the aggregate amount of income tax expense or loss based upon tax statutes in jurisdictions in which we conduct business. In making these estimates, we recalculate our results to account for items that are treated differently by the applicable taxing authorities as compared to the treatment under GAAP. To the extent such differences are temporary and are expected to be reversed in subsequent years, we record deferred tax assets and liabilities, on our consolidated balance sheet. We also establish a valuation allowance against deferred tax assets when it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Valuation allowances are based, in part, on predictions that management must make as to our results in future periods. The outcome of events could differ over time which would require that we make changes in our valuation allowance.

In preparing our financial statements for the years ended December 31, 2015, 2014 and 2013, we applied the guidance under Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, as it relates to uncertain tax positions. At December 31, 2015 and 2014, we had certain unrecognized tax benefits, included as a component of long-term liabilities held for disposition from discontinued operations of wholesale business. We do not expect a material change to our tax positions in the twelve months following December 31, 2015. Interest and penalties related to uncertain tax positions, if any, are reported in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include years ended December 31, 2012, 2013 and 2014.

Stock-Based Compensation. We account for stock-based compensation under ASC Topic 718, Compensation - Stock Compensation, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.

Financing Transactions. We apply accounting guidance with respect to complex financing transactions, which generally consist of issuances of convertible debt or equity instruments, including warrants, to finance our business. Such guidance requires us to use significant judgment in order to assess the fair values of the applicable instruments at their dates of issuance.

Contingent Consideration. To the extent we use contingent consideration in acquisitions, we recognize the fair value of contingent consideration on the acquisition date as part of the consideration transferred in the business combination.  We classify the contingent consideration as either a liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  When classified as a liability, the liability is remeasured to fair value at each subsequent reporting date until the contingency is settled.  Increases in fair value of such liabilities are recorded as losses, while decreases are recorded as gains.  When classified as equity, contingent consideration is not remeasured and subsequent settlement is accounted for within equity.

Reportable Segment. An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. Our chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of making operating decisions and assessing financial performance. Accordingly, we have only a single operating and reportable segment. In addition, we have no foreign operations or any assets in foreign locations. Nearly all of our domestic operations consist of a single revenue stream, which is the licensing of our trademark portfolio, with an immaterial portion of revenues derived from the publishing and television operations.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for the periods indicated and is derived from our consolidated financial statements:

	Years Ended December 31,		Change	Change
	2015	2014	(Dollars)	(Percentage)
	(in thousands, except percentages)

Net revenue	$88,262	$41,837	$46,425	111.0%
Operating expenses	58,611	29,806	28,805	96.6%
Income from operations	29,651	12,031	17,620	146.5%
Other income	1,133	5	1,128	22560.0%
Interest expense	29,725	9,746	19,979	205.0%
Income before income taxes	1,059	2,290	(1,231)	-53.8%
(Benefit from) provision for income taxes	(1,357)	2,936	(4,293)	-146.2%
Consolidated net income (loss)	2,416	(646)	3,062	474.0%
Net income attributable to noncontrolling interest	(5,287)	(422)	(4,865)	1152.8%
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(2,871)	$(1,068)	$(1,803)	-168.8%

The increase in net revenue for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is primarily attributable to the acquisitions of the Jessica Simpson brand on April 8, 2015, the Martha Stewart and Emeril brands on December 4, 2015, and the Avia and AND1 brands on August 15, 2014. This increase was partially offset by the loss of royalty revenue from the termination of the William Rast license agreement with J.C. Penney Corporation as of June 30, 2014. Net revenue for the year ended December 31, 2015 consists primarily of licensing revenue earned from our license agreements relating to the Jessica Simpson, AND1, Avia, Ellen Tracy and Martha Stewart brands. Net revenue for the year ended December 31, 2014 consists of licensing revenue earned primarily from our license agreements relating to the Ellen Tracy, Avia, AND1, Revo and William Rast brands; however, the Avia and AND1 brands were acquired on August 15, 2014, which resulted in only four and one-half months of revenue being recognized for the year ended December 31, 2014.

Operating expenses increased approximately $28.8 million for the year ended December 31, 2015 to $58.6 million as compared to $29.8 million for the year ended December 31, 2014. The primary drivers for this increase included restructuring expenses incurred in connection with the Mergers, stock-based compensation expense, acquisition costs, advertising expenses and payroll expenses. We incurred restructuring expenses of approximately $8.7 million primarily related to headcount reductions in connection with licensing our publishing operations to Meredith which MSLO previously operated in-house. Stock-based compensation expense increased approximately $4.2 million to approximately $6.4 million from approximately $2.2 million in connection with the grant of 210,500 performance stock units (“PSUs”) with immediate vesting awarded by the Compensation Committee, on a discretionary basis, to our employees and consultants of approximately $2.0 million and approximately $2.2 million for PSUs granted to our employees and non-employees, for which management has determined that such PSUs metrics have been achieved (see Note 14 to our consolidated financial statements) and equity grants. Acquisition costs increased approximately $2.6 million to approximately $10.8 million compared to $8.2 million in the prior year. With the acquisition of new brands in the second half of 2014 and the Jessica Simpson brand on April 8, 2015 as well as the launch of new marketing initiatives, advertising expenses increased approximately $3.1 million to approximately $8.7 million from approximately $5.6 million in the prior year. Our headcount has also increased over the comparable period in the prior year, which led to an increase in payroll expense of approximately $5.8 million to approximately $11.1 million from approximately $5.3 million. During the year ended December 31, 2014, we incurred a $0.9 million write-off of JC Penney fixturing for the William Rast business that terminated and relaunched exclusively with Lord & Taylor.

Other income during the year ended December 31, 2015 consists of a gain on the sale of the People’s Liberation brand, approximately $0.7 million, and a purchase price adjustment related to our acquisition of Galaxy Brand Holdings, Inc., approximately $0.4 million.

Interest expense during the year ended December 31, 2015 includes interest incurred under our loan agreements and interest rate swaps of approximately $21.9 million and non-cash interest related to the amortization of deferred financing costs of approximately $1.5 million. Additionally, we expensed $4.8 million of deferred financing costs as a result of an extinguishment of debt, in accordance with ASC 470 – Debt (“ASC 470”) in connection with our entry into the certain loan agreements in 2015. During the year ended December 31, 2015, we recorded amortization of debt discount related to an equity issuance to GSO Capital in the amount of approximately $0.1 million. In connection with the refinancing at the time of the acquisition of MSLO, management determined that the remaining unamortized debt discount of $1.4 million should be written off in accordance with ASC 470. Interest expense during the year ended December 31, 2014 includes interest incurred under our loan agreements and interest rate swaps of approximately $7.3 million and non-cash interest related to the amortization of deferred financing costs of approximately $0.6 million. Additionally, we expensed $0.7 million of deferred financing costs as a result of an extinguishment of debt in accordance with ASC 470 in connection with our entry into the certain loan agreement in 2014. During the year ended December 31, 2014, accretion of the discount on the 2013 Term Loans (as defined in Note 9 to our consolidated financial statements) amounted to approximately $1.1 million, which was recorded as a component of interest expense in the consolidated statements of operations. The accretion of the discount included $0.9 million, which we wrote off due to the Second Lien Loan Agreement (as defined in Note 9 to our consolidated financial statements) being repaid on August 15, 2014.

The (benefit from) provision for income taxes for the years ended December 31, 2015 and 2014 represents the non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes and taxes for state, local and foreign jurisdictions. The effective tax rate differs from the statutory tax rate primarily due to benefits from taxes attributable to noncontrolling interest and changes in valuation allowance. In conjunction with the acquisition of MSLO during 2015, our deferred tax rate decreased as a result of changes in our state tax rates which resulted in a benefit of approximately $7.9 million.

Noncontrolling interest from continuing operations for the year ended December 31, 2015 represents net income allocations of approximately $4.7 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson), and approximately $0.6 million to Elan Polo International, Inc., a member of DVS LLC. Noncontrolling interest from continuing operations for the year ended December 31, 2014 represents net income allocations to Elan Polo International, Inc., of $0.4 million.

Comparison of the Years Ended December 31, 2014 and 2013

The following table summarizes our results of operations for the periods indicated and is derived from our consolidated financial statements:

	Years Ended December 31,		Change	Change
	2014	2013	(Dollars)	(Percentage)
	(in thousands, except percentages)

Net revenue	$41,837	$22,653	$19,184	84.7%
Operating expenses	29,806	16,845	12,961	76.9%
Income from operations	12,031	5,808	6,223	107.1%
Other income	5	488	(483)	-98.9%
Interest expense	9,746	15,589	(5,843)	-37.5%
Income (loss) before income taxes	2,290	(9,293)	11,583	-124.6%
Provision for income taxes	2,936	1,849	1,087	58.8%
Loss from continuing operations	(646)	(11,142)	10,496	-94.2%
Loss from discontinued operations, net of tax	-	(6,244)	6,244	100.0%
Consolidated net loss	(646)	(17,386)	16,740	96.3%
Net income attributable to noncontrolling interest	(422)	(588)	166	-28.2%
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(1,068)	$(17,974)	$16,906	94.1%

The increase in net revenue for the year ended December 31, 2014 as compared to the year ended December 31, 2013 is primarily attributable to the acquisition of the Avia and AND1 brands on August 15, 2014 and the acquisition of several new brands during 2013 that did not impact the full year ended December 31, 2013 and a significant increase in the number of our licensees as a result of these acquisitions. Net revenue for the year ended December 31, 2014 consists primarily of licensing revenue earned from our license agreements relating to the Ellen Tracy, William Rast, Revo, Caribbean Joe, Heelys, DVS, The Franklin Mint and People’s Liberation brands, four and a half months of revenue related to the Avia, AND1 and Nevados brands, which were acquired on August 15, 2014, and one and a half months of revenue related to the FUL brand, which was acquired on November 17, 2014. Net revenue for the year ended December 31, 2013 consists of license revenue earned only from our license agreements related to our Ellen Tracy, William Rast, Caribbean Joe, DVS, Heelys, Revo, The Franklin Mint and People’s Liberation brands, as we did not own or license the other brands during that period. Net revenue for the year ended December 31, 2013 includes only eleven months of revenue related to the Heelys brand, which was acquired on January 24, 2013, nine months of revenue related to the Ellen Tracy and Caribbean Joe brands which were acquired on March 28, 2013, five months of revenue related to the Revo brand which was acquired on August 2, 2013 and two months of revenue from The Franklin Mint brand, which was acquired on November 1, 2013.

Operating expenses increased approximately $13.0 million to approximately $29.8 million for the year ended December 31, 2014 as compared to approximately $16.8 million for the year ended December 31, 2013. The primary drivers for this increase included acquisition costs, stock-based compensation expense, advertising expenses and professional fees. During the year ended December 31, 2014, we incurred acquisition costs of approximately $7.7 million primarily in connection with the Galaxy Acquisition, as compared to approximately $4.9 million of acquisition costs recognized in the comparable period of 2013 primarily in connection with the acquisitions of Ellen Tracy, Caribbean Joe, Heelys, Revo and The Franklin Mint brands. We also incurred approximately $0.6 million of settlement and legal costs related to a pre-acquisition litigation matter in which B®and Matter, LLC was named as a party during the year ended December 31, 2014. In addition, we incurred a $0.9 million write-off of JC Penney fixturing for the William Rast business that terminated and relaunched exclusively with Lord & Taylor. Stock-based compensation expense increased approximately $1.1 million to approximately $2.2 million from approximately $1.1 million due to stock grants that were issued during 2014, recording a full year of expense for stock grants issued in 2013 that did not have a full year of expense in the prior year together with additional expenses incurred to mark-to-market stock granted to consultants. With the acquisition of new brands and our increased marketing presence, advertising expense increased approximately $4.0 million to approximately $5.6 million from approximately $1.6 million over the prior period. Our headcount has also increased over the comparable period, which led to an increase in payroll expense of approximately $1.5 million. Professional fees increased approximately $1.0 million over the prior year primarily due to additional legal and consulting fees.

Other income for the year ended December 31, 2013 consists primarily of a settlement of outstanding accounts receivable deemed uncollectible at the time we acquired the DVS brand in June 2012.

Interest expense during the year ended December 31, 2014 includes interest incurred on our 2013 Term Loans which were repaid on August 15, 2014, interest incurred under our loan agreements entered into on August 15, 2014 and interest rate swap of approximately $7.2 million. Also included in interest expense is non-cash interest related to the accretion of the recorded discount associated with the warrants issued in connection with the 2013 Term Loans of approximately $1.1 million, of which approximately $0.9 million was written off due to the 2013 Term Loans being repaid on August 15, 2014, and non-cash interest related to the amortization of deferred financing costs and annual fees of approximately $1.5 million associated with our loan agreements and the 2013 Term Loans, of which approximately $0.7 million was written off due to the Second Lien Loan Agreement being repaid.

Interest expense during the year ended December 31, 2013 resulted primarily from the election by TCP WR (as defined in Note 9 to our consolidated financial statements), in connection with the Brand Matter Acquisition, to convert the aggregate principal amount outstanding under the Debentures into shares of our common stock at a conversion price of $2.63 per share, as adjusted for the reverse stock split (the “TCP Conversion”), as more fully described in Note 9 to our consolidated financial statements. As a result of the TCP Conversion, the remaining unamortized discount of approximately $11.0 million recorded in connection with the beneficial conversion feature and the TCP Warrants issued in connection with the Debentures (as defined in Note 9 to our consolidated financial statements), as well as the remaining unamortized balance of deferred financing costs of approximately $0.6 million, were recognized as non-cash interest expense. Additionally, interest expense during the year ended December 31, 2013 includes interest incurred on our 2013 Term Loans of approximately $3.4 million, as well as non-cash interest related to the accretion of the discount recorded associated with the warrants issued with the 2013 Term Loans of approximately $0.2 million, and non-cash interest related to the amortization of deferred financing costs of approximately $0.3 million associated with the 2013 Term Loans, as more fully described in Note 9 to our consolidated financial statements.

The provision for income taxes for the year ended December 31, 2014 and 2013 represents the non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes.

The loss from discontinued operations for the year ended December 31, 2013 is primarily attributable to the wind down costs associated with the Heelys, Inc. legacy operating business, as a result of our decision to discontinue our wholesale business related to the Heelys brand. These costs mainly represent severance expense, lease termination costs and professional and other fees.

Noncontrolling interest from continuing operations for the year ended December 31, 2014 and 2013 represents net income allocations to Elan Polo, a member of DVS Footwear International, LLC.

Liquidity and Capital Resources

Liquidity

As of December 31, 2015, our continuing operations held cash on hand of approximately $41.6 million, had a net working capital balance of approximately $49.6 million and had outstanding debt obligations under the December 2015 Debt Facilities of $550.0 million. As of December 31, 2014, our continuing operations held cash on hand of approximately $22.5 million, had a net working capital balance of approximately $23.6 million and had outstanding debt obligations under the 2014 Loan Agreements of $175.5 million. Net working capital is defined as current assets minus current liabilities, excluding discontinued operations. We believe that cash from continuing operations and our currently available cash (including available borrowings under our existing financing arrangements and available-for-sale securities) will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Note 9 to our consolidated financial statements for a description of certain prior financing transactions consummated by us.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the years ended December 31, 2015, 2014 and 2013 are summarized in the following table:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)

Operating activities	$(8,741)	$(2,154)	$880
Investing activities	(341,846)	(113,259)	(92,038)
Financing activities	369,836	113,810	118,097
Net increase (decrease) in cash from continuing operations	$19,249	$(1,603)	$26,939

Operating Activities

Net cash used in operating activities from continuing operations was approximately $8.7 million for the year ended December 31, 2015 as compared to approximately $2.2 million for the year ended December 31, 2014. The primary driver for this increase was an increase in net income of $3.1 million, which included offsets for non-cash expenses related to non-cash stock-based compensation of approximately $4.2 million, deferred income taxes of $(4.3) million, the amortization of deferred financing costs of $5.3 million and a $17.4 million decrease in payables.

Investing Activities

Net cash used in investing activities from continuing operations was approximately $341.8 million for year ended December 31, 2015, primarily consisting of approximately $328.0 million in cash paid for the acquisition of With You LLC, Martha Stewart Living Omnimedia, the Joe’s Jeans Acquisition, as further discussed in Note 5 to our consolidated financial statements, and approximately $12.0 million in cash for the purchase of available-for-sale securities. Net cash used in investing activities from continuing operations was approximately $113.3 million for the year ended December 31, 2014, primarily consisting of approximately $111.6 million in cash paid for the acquisition of our Avia, AND1, Nevados, Linens ‘N Things and FUL brands and the remaining 18% interest in Rast Sourcing and Rast Licensing, as further discussed in Note 5 to our consolidated financial statements.

Financing Activities

Net cash provided by financing activities from continuing operations for the year ended December 31, 2015 amounted to approximately $369.8 million as compared to approximately $113.8 million for the year ended December 31, 2014. For the year ended December 31, 2015, we received $390.2 million of proceeds under our loan agreements, which were primarily used to finance the acquisitions of With You LLC, Martha Stewart Living Omnimedia, Inc. and the Joe’s Jeans Acquisition, all as further discussed in Note 5 to the consolidated financial statements, and to pay approximately $9.2 million of fees and expenses in connection therewith. We made approximately $15.7 million of repayments under our loan agreements for the year ended December 31, 2015. During the year ended December 31, 2015, GSO Capital purchased $10.0 million of our common stock, and we repurchased 149,927 shares of common stock from employees for approximately $1.5 million for tax withholding purposes related to the vesting of restricted stock. For the year ended December 31, 2014, we received $180.0 million of proceeds under the our loan agreements, which were primarily used to finance the Galaxy Acquisition, as further discussed in Note 5 to the consolidated financial statements, to repay existing indebtedness and to pay approximately $4.7 million of fees and expenses in connection therewith. We received $2.9 million from the TCP Warrant Exercise, as further discussed in Notes 9 and 16 to our consolidated financial statements.

Debt

As of December 31, 2015, we were party to a Second Amended and Restated First Lien Credit Agreement with Bank of America, N.A. as administrative and collateral agent and a Second Amended and Restated Credit Agreement with Wilmington Trust, National Association as administrative agent and collateral agent. Refer to Note 9 to our consolidated financial statements for a discussion of our borrowings during 2015, 2014 and 2013 and the terms of these debt facilities. As of December 31, 2015 and 2014, our long-term debt, including current portion, was $550.0 million and $175.5 million, respectively. As of December 31, 2015, we had $4.0 million of availability under the current revolving credit facility and incremental borrowings of up to $60.0 million, to be allocated 25% to the revolving credit facility and 75% to the tranche A term loan facility under the Second Amended and Restated First Lien Credit Agreement with Bank of America, N.A., and an option to request the addition of one or more additional term loan facilities under the Second Amended and Restated Credit Agreement with Wilmington Trust, National Association, in each case, subject to certain conditions set forth in the loan agreements. As of December 31, 2014, we had $10.0 million of availability under the revolving credit facility and incremental borrowings of up to $60.0 million, to be allocated pro rata between the term loan and revolving credit facility within the Amended and Restated First Lien Credit Agreement with Bank of America, N.A., and incremental borrowings of up to $70.0 million for the purpose of consummating permitted acquisitions under the Second Lien Credit Agreement with Wilmington Trust, National Association, in each case, subject to certain conditions set forth in the loan agreements. We made $63.5 million of principal repayments under our loan agreements for the year ended December 31, 2014.

Contractual Obligations

Our material contractual obligations as of December 31, 2015 are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)

Operating leases	$22,376	$9,752	$8,354	$1,430	$2,840
Capital leases	460	230	230	-	-
Long-term debt obligations:
2015 Term Loans	464,000	19,000	40,000	37,000	368,000
2015 Revolving Loan	86,000	-	-	86,000	-
Total	$572,836	$28,982	$48,584	$124,430	$370,840

Future Capital Requirements

We believe cash on hand and cash from operations will be sufficient to meet our capital requirements for the twelve months following December 31, 2015, as they relate to our current operations and the wind down of discontinued operations. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. The extent of our future capital requirements will depend on many factors, including our results of operations and growth through the acquisition of additional brands, and we cannot be certain that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms in the near future, if at all.

Off-Balance Sheet Arrangements

At December 31, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on financial conditions and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We limit exposure to foreign currency fluctuations by requiring payment under the majority of our licenses to be denominated in U.S. dollars. One of our licenses is denominated in Canadian dollars. If there were an adverse change in the exchange rate from Canadian to U.S. dollars of 10%, the expected effect on net income would be immaterial.

Our earnings may also be affected by changes in LIBOR interest rates as a result of our loan agreements. An increase in interest rates of one percent affecting the loan agreements would not have had a material effect on our results of operations during the years ended December 31, 2015, 2014 and 2013. As further discussed in Note 9 to our consolidated financial statements, we have entered into interest rate swaps to mitigate the effects of a change in LIBOR interest rates.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required to be submitted in response to this Item 8 are set forth after Part IV, Item 15 of this Annual Report on Form 10-K and are incorporated by reference into this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2015, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Our evaluation excluded MSLO which was acquired on December 4, 2015.  As permitted by the SEC, management’s assessment did not include the internal controls over financial reporting of the acquired MSLO operations which is included in our consolidated financial statements as of December 31, 2015 and for the period from the acquired date through December 31, 2015.   MSLO represented approximately 6% of consolidated revenue for the year ended December 31, 2015 and approximately 36% of total assets as of December 31, 2015.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, as issued in 2013. Based on our management’s assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2015, based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. The effectiveness of our internal controls over financial reporting as of December 31, 2015 has been audited by CohnReznick LLP, an independent registered public accounting firm, as stated in their report provided below.

Changes in Internal Control Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sequential Brands Group, Inc.

We have audited Sequential Brands Group, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sequential Brands Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Martha Stewart Living Omnimedia, Inc., which was merged with Sequential Brands Group, Inc. on December 4, 2015, and which is included in the consolidated balance sheet of Sequential Brands Group, Inc. and Subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, changes in (deficit) equity and cash flows for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Martha Stewart Living Omnimedia, Inc. because of the timing of the merger. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Martha Stewart Living Omnimedia, Inc.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Sequential Brands Group, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2015, and the related financial statement schedule of Sequential Brands Group, Inc. and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

New York, NY

March 14, 2016

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained under the captions “Directors and Executive Officers” and “Corporate Governance” in the definitive proxy statement for the annual meeting of stockholders to be held on May 26, 2016 (the “Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2015, which information is incorporated herein by reference in response to this item.

Code of Ethics

We have adopted a Code of Ethics applicable to all members of our Board and to all of our employees and executive officers, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable NASDAQ rules. The Code of Ethics has been publicly filed with the SEC and is incorporated by reference as an exhibit to this Annual Report on Form 10-K. Our code of ethics is posted on our website located at www.sequentialbrandsgroup.com in the section titled “Investor Relations—Corporate Governance.” You may also request a copy of the Code of Ethics by writing or calling us at:

SEQUENTIAL BRANDS GROUP, INC.

Attn: Investor Relations

601 West 26th Street, 9th Floor

New York, New York 10001

Tel.: (646) 564-2577

Any amendment or waiver of the Code of Ethics pertaining to a member of our Board or one of our executive officers will be disclosed on our website within four business days.

Item 11.	Executive Compensation

The information required by this item will be contained under the caption “Executive Compensation” in the Proxy Statement, which information is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, which information is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

 The information required by this item will be contained under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in the Proxy Statement, which information is incorporated herein by reference in response to this item.

Item 14.	Principal Accounting Fees and Services

 The information required by this item will be contained under the caption “Principal Accounting Fees and Services” in the Proxy Statement, which information is incorporated herein by reference in response to this item.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

1.	Financial Statements.

See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

2.	Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts is required to be filed by Item 8 of the Annual Report on Form 10-K.

All other schedules are omitted because the information is inapplicable or presented in the Notes to the Consolidated Financial Statements.

3.	Exhibits. See Item 15(b) below.

(b)	Exhibits. We have filed, or incorporated by reference into this Annual Report on Form 10-K, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K.

(c)	Financial Statement Schedule. See Item 15(a) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sequential Brands Group, Inc.

We have audited the accompanying consolidated balance sheets of Sequential Brands Group, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2015. Our audits of the consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. Sequential Brands Group, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sequential Brands Group, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sequential Brands Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2016, expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

New York, New York
March 14, 2016

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2015	2014

Assets
Current Assets:
Cash	$41,560	$22,521
Accounts receivable, net	42,026	15,720
Available-for-sale securities	5,611	-
Prepaid expenses and other current assets	5,276	5,681
Current assets held for disposition from discontinued operations of wholesale business	113	162
Total current assets	94,586	44,084

Property and equipment, net	6,547	2,255
Intangible assets, net	872,277	303,039
Goodwill	314,288	169,786
Other assets	10,074	7,199
Total assets	$1,297,772	$526,363

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$23,722	$6,691
Deferred revenue	2,157	394
Current portion of long-term debt	19,000	13,253
Current liabilities held for disposition from discontinued operations of wholesale business	-	236
Total current liabilities	44,879	20,574

Long-Term Liabilities:
Long-term debt, net of current portion	531,000	162,247
Deferred tax liability	184,881	77,056
Other long-term liabilities	10,686	886
Long-term liabilities held for disposition from discontinued operations of wholesale business	677	700
Total long-term liabilities	727,244	240,889
Total liabilities	772,123	261,463

Commitments and Contingencies

Equity:
Preferred stock Series A, $0.01 par value and $0.001 par value at December 31, 2015 and 2014, respectively; 10,000,000 and 19,400 shares authorized at December 31, 2015 and 2014, respectively; none issued and outstanding at December 31, 2015 and 2014	-	-
Common stock, $0.01 par value and $0.001 par value at December 31, 2015 and 2014, respectively; 150,000,000 shares authorized; 60,991,127 and 39,694,117 shares issued at December 31, 2015 and 2014, respectively, and 60,480,474 and 39,300,580 shares outstanding at December 31, 2015 and 2014, respectively	605	39
Additional paid-in capital	496,179	295,719
Accumulated other comprehensive loss	(6,466)	(36)
Accumulated deficit	(38,830)	(35,959)
Treasury stock, at cost; none and 197,784 shares at December 31, 2015 and December 31, 2014, respectively	-	(1,643)
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	451,488	258,120
Noncontrolling interest	74,161	6,780
Total equity	525,649	264,900
Total liabilities and equity	$1,297,772	$526,363

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31
	2015	2014	2013

Net revenue	$88,262	$41,837	$22,653

Operating expenses	58,611	29,806	16,845

Income from operations	29,651	12,031	5,808

Other income	1,133	5	488

Interest expense	29,725	9,746	15,589

Income (loss) before income taxes	1,059	2,290	(9,293)

(Benefit from) provision for income taxes	(1,357)	2,936	1,849

Income (loss) from continuing operations	2,416	(646)	(11,142)

Loss from discontinued operations of wholesale business, net of tax	-	-	(6,244)

Consolidated net income (loss)	2,416	(646)	(17,386)

Net income attributable to noncontrolling interest	(5,287)	(422)	(588)

Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(2,871)	$(1,068)	$(17,974)

Basic and diluted loss per share:
Continuing operations	$(0.07)	$(0.04)	$(0.66)
Discontinued operations	-	-	(0.35)
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$(0.07)	$(0.04)	$(1.01)

Basic and diluted weighted average common shares outstanding	41,177,523	29,964,604	17,713,140

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2015	2014	2013

Consolidated net income (loss)	$2,416	$(646)	$(17,386)

Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(6,437)	-	-
Unrealized gain (loss) on interest rate hedging transactions, net of tax	7	(36)	-
Other comprehensive loss, net of tax	(6,430)	(36)	-

Comprehensive loss	(4,014)	(682)	(17,386)

Comprehensive income attributable to noncontrolling interest	(5,287)	(422)	(588)
Comprehensive loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(9,301)	$(1,104)	$(17,974)

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(in thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid -in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Sequential Brands Group, Inc. and Subsidiaries Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	(Deficit) Equity	Interest	(Deficit) Equity
Balance at January 1, 2013	2,876,023	$3	14,500	$-	$14,790	$-	$(16,916)	-	$-	$(2,123)	$2,075	$(48)

Issuance of common stock in connection with the 2013 PIPE Transaction, net of offering costs	8,000,000	8	-	-	40,742	-	-	-	-	40,750	-	40,750

Issuance of common stock in connection with the 2012 PIPE Transaction, net of offering costs	4,966,667	5	-	-	21,207	-	-	-	-	21,212	-	21,212

Issuance of common stock in connection with conversion of Debentures	5,523,810	5	-	-	14,495	-	-	-	-	14,500	-	14,500

Redemption of preferred stock in connection with conversion of Debentures	-	-	(14,500)	-	-	-	-	-	-	-	-	-

Issuance of common stock in connection with acquisition	2,833,590	3	-	-	19,832	-	-	-	-	19,835	-	19,835

Fair value of warrants issued in connection with financing	-	-	-	-	1,269	-	-	-	-	1,269	-	1,269
		-
Fair value of warrants issued in connection with acquisitions	-	-	-	-	419	-	-	-	-	419	-	419
		-
Fair value of warrants issued for services	-	-	-	-	436	-	-	-	-	436	-	436
		-
Issuance of common stock in connection with stock option exercises	41,473	-	-	-	104	-	-	-	-	104	-	104

Cashless exercise of warrants	808,175	1	-	-	(1)	-	-	-	-	-	-	-

Stock based compensation	8,250	-	-	-	1,118	-	-	-	-	1,118	-	1,118

Repurchase of common stock	-	-	-	-	-	-	-	122,229	(690)	(690)	-	(690)

Noncontrolling interest distribution	-	-	-	-	-	-	-	-	-	-	(350)	(350)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	588	588

Net loss attributable to common stockholders	-	-	-	-	-	-	(17,974)	-	-	(17,974)	-	(17,974)

Balance at December 31, 2013	25,057,988	25	-	-	114,411	-	(34,890)	122,229	(690)	78,856	2,313	81,169

Issuance of common stock in connection with stock option exercises	87,667	-	-	-	417	-	-	-	-	417	-	417

Issuance of common stock in connection with acquisition of Rast Sourcing and Rast Licensing	581,341	1	-	-	(3,110)	-	-	-	-	(3,109)	-	(3,109)

Issuance of common stock in connection with acquisition of Galaxy Brand Holdings, Inc.	12,374,990	12	-	-	178,918	-	-	-	-	178,930	-	178,930

Stock-based compensation	93,832	-	-	-	2,184	-	-	-	-	2,184	-	2,184

Issuance of common stock in connection with warrant exercise	1,104,762	1	-	-	2,899	-	-	-	-	2,900	-	2,900

Unrealized loss on interest rate hedging transactions	-	-	-	-	-	(36)	-	-	-	(36)	-	(36)

Repurchase of common stock	-	-	-	-	-	-	-	75,555	(953)	(953)	-	(953)

Noncontrolling interest recorded in connection with acquisition	-	-	-	-	-	-	-	-	-	-	4,411	4,411

Noncontrolling interest distribution	-	-	-	-	-	-	-	-	-	-	(366)	(366)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	422	422

Net loss attributable to common stockholders	-	-	-	-	-	-	(1,068)	-	-	(1,068)	-	(1,068)

Balance at December 31, 2014	39,300,580	39	-	-	295,719	(36)	(35,959)	197,784	(1,643)	258,120	6,780	264,900

Issuance of common stock in connection with stock option exercises	253,666	-	-	-	710	-	-	-	-	710	-	710

Issuance of common stock in connection with acquisition of With You LLC	97,087	-	-	-	1,295	-	-	-	-	1,295	-	1,295

Issuance of common stock in connection with acquisition of Martha Stewart Living Omnimedia	20,014,726	20	-	-	185,917	-	-	-	-	185,937	-	185,937

Stock-based compensation	382,986	-	-	-	6,397	-	-	-	-	6,397	-	6,397

Issuance of common stock in connection with warrant exercise	38,400	-	-	-	223	-	-	-	-	223	-	223

Issuance of common stock in connection with debt financing	740,740	1	-	-	11,495	-	-	-	-	11,496	-	11,496

Stock registration costs in connection with Martha Stewart Living Omnimedia acquisition	-	-	-	-	(1,876)	-	-	-	-	(1,876)	-	(1,876)

Unrealized gain on interest rate hedging transactions	-	-	-	-	-	7	-	-	-	7	-	7

Unrealized loss on available-for-sale securities	-	-	-	-	-	(6,437)	-	-	-	(6,437)	-	(6,437)

Repurchase of common stock	-	-	-	-	-	-	-	149,927	(1,513)	(1,513)	-	(1,513)

Retirement of treasury stock in connection with Martha Stewart Living Omnimedia acquisition	(347,711)	-	-	-	(3,156)	-	-	(347,711)	3,156	-	-	-

Common stock par value change in connection with Martha Stewart Living Omnimedia acquisition	-	545	-	-	(545)	-	-	-	-	-	-	-

Noncontrolling interest recorded in connection with acquisition	-	-	-	-	-	-	-	-	-	-	65,094	65,094

Noncontrolling interest distribution	-	-	-	-	-	-	-	-	-	-	(3,000)	(3,000)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	5,287	5,287

Net loss attributable to common stockholders	-	-	-	-	-	-	(2,871)	-	-	(2,871)	-	(2,871)

Balance at December 31, 2015	60,480,474	$605	-	$-	$496,179	$(6,466)	$(38,830)	-	$-	$451,488	$74,161	$525,649

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$2,416	$(646)	$(17,386)
Adjustments to reconcile consolidated net income (loss) to net cash used in operating activities:
Loss from discontinued operations	-	-	6,244
Provision for bad debts	201	75	250
Depreciation and amortization	1,893	1,107	598
Stock-based compensation	6,397	2,184	1,118
Amortization of debt discount and deferred financing costs	7,722	2,444	12,104
Gain on sale of trademark	(700)	-	-
Fair value of warrants issued for service rendered	-	-	436
Fair value of warrants issued in connection with acquisition	-	-	26
Gain on bargain purchase of business	-	-	(227)
Loss on disposal of fixed assets	57	900	-
Deferred income taxes	(1,834)	2,468	1,786
Changes in operating assets and liabilities:
Accounts receivable	(9,244)	(7,062)	(4,896)
Prepaid expenses and other assets	2,988	(415)	(477)
Accounts payable and accrued expenses	(18,429)	(1,106)	(1,055)
Deferred license revenue	46	(1,087)	789
Other liabilities	(254)	(1,016)	1,570
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(8,741)	(2,154)	880
CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	(210)	(1,001)	(4,438)
CASH USED IN OPERATING ACTIVITIES	(8,951)	(3,155)	(3,558)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash acquired	(328,044)	(111,579)	(90,846)
Acquisition of intangible assets	(437)	(545)	(277)
Acquisition of property and equipment	(1,462)	(1,135)	(950)
Acquisition of available-for-sale securities	(12,048)	-	-
Proceeds from sale of property and equipment	5	-	-
Proceeds from sale of trademark	140	-	-
Restricted cash	-	-	35
CASH USED IN INVESTING ACTIVITIES	(341,846)	(113,259)	(92,038)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term loan and revolver	390,179	180,000	65,000
Proceeds from the sale of common stock	10,000	-	66,350
Proceeds from options exercised	710	417	104
Proceeds from warrants exercised	223	2,900	-
Stock registration costs	(1,876)	-	-
Repayment of term loan and revolver	(15,679)	(63,500)	(6,000)
Deferred financing costs	(9,208)	(4,688)	(1,929)
Offering costs	-	-	(4,388)
Repurchase of common stock	(1,513)	(953)	(690)
Noncontrolling interest distribution	(3,000)	(366)	(350)
CASH PROVIDED BY FINANCING ACTIVITIES	369,836	113,810	118,097

NET INCREASE (DECREASE) IN CASH	19,039	(2,604)	22,501
CASH — Beginning of year	22,521	25,125	2,624
CASH — End of year	$41,560	$22,521	$25,125

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$19,288	$6,684	$3,428
Taxes	$1,059	$484	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of senior secured convertible debentures to common stock	$-	$-	$14,500
Common stock issued in connection with acquisitions	$187,232	$183,975	$19,835
Noncontrolling interest recorded in connection with acquisition	$65,094	$4,411	$-
Receivable for sale of trademark	$560	$-	$-
Guaranteed contractual payments recorded on acquisitions	$16,474	$-	$-
Debt discount recorded on sale of common stock in connection with debt financing	$1,496	$-	$-
Unrealized loss on available-for-sale securities	$(6,437)	$-	$-
Fair value of warrants issued in connection with acquisition	$-	$-	$393
Fair value of warrants issued in financing transaction	$-	$-	$1,269
Cashless exercise of warrants	$-	$-	$1

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Overview

Sequential Brands Group, Inc. (the “Company” or “New Sequential”) owns a portfolio of consumer brands in the fashion, home, athletic and lifestyle categories. The Company aims to maximize the strategic value of its brands by promoting, marketing and licensing its global brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories. The Company’s core strategy is to enhance and monetize the global reach of its existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify its portfolio of brands. The Company licenses brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of December 31, 2015, the Company had more than one-hundred fifty licensees, with wholesale licensees comprising a significant majority.

The Company was formed on June 5, 2015, for the purpose of effecting the merger of Singer Merger Sub, Inc. with and into SQBG, Inc. (“Old Sequential”) and the merger of Madeline Merger Sub, Inc. with and into Martha Stewart Living Omnimedia, Inc. (“MSLO”), with Old Sequential and MSLO each surviving the merger as wholly owned subsidiaries of the Company (the “Mergers”). Prior to the Mergers, the Company did not conduct any activities other than those incidental to its formation and the matters contemplated in the Agreement and Plan of Merger, dated as of June 22, 2015, as amended, by and among the Company, MSLO, Old Sequential, Singer Merger Sub, Inc., and Madeline Merger Sub, Inc. (the “Merger Agreement”). On December 4, 2015, pursuant to the Merger Agreement, Old Sequential and MSLO completed the strategic combination of their respective businesses and became wholly owned subsidiaries of the Company. Old Sequential was the accounting acquirer in the Mergers; therefore, the historical consolidated financial statements for Old Sequential for periods prior to the Mergers are considered to be the historical financial statements of the Company and thus, the Company’s consolidated financial statements reflect Old Sequential’s consolidated financial statements for the period from January 1, 2015 through December 4, 2015 and for fiscal years 2014 and 2013, and the Company’s thereafter. References to “the Company” when referring to periods prior to the consummation of the Mergers on December 4, 2015 are references to Old Sequential.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

Discontinued Operations

The Company accounted for the decisions to close down its wholesale operations as discontinued operations in accordance with the guidance provided in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Accounting for Impairment or Disposal of Long-Lived Assets, and ASC 205, Presentation of Financial Statements, which requires that only a component of an entity or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the statements of operations. Assets and liabilities are also reclassified into separate line items on the related balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items.

Revenue Recognition

The Company has entered into various license agreements that provide revenues based on guaranteed minimum royalty payments and advertising/marketing fees with additional royalty revenues based on a percentage of defined sales. Guaranteed minimum royalty payments and advertising/marketing revenue are recognized on a straight-line basis over the term of each contract year, as defined in each license agreement. Royalty payments exceeding the guaranteed minimum royalty payments are recognized as income during the period corresponding to the licensee’s sales. Payments received as consideration for the grant of a license are recorded as deferred revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement. Advanced royalty payments are recorded as deferred revenue at the time payment is received and recognized as revenue as earned. Revenue is not recognized unless collectability is reasonably assured.

If license agreements are terminated prior to the original licensing period, the Company recognizes revenue in the amount of any contractual termination fees, unless such amounts are deemed non-recoverable.

With respect to editorial content for books, the Company receives advance payments from the Company’s publishers and recognizes revenue when manuscripts are delivered to and accepted by the publishers. Revenue is also earned from book publishing when sales on a unit basis exceed the advanced royalty.

Television sponsorship revenues are generally recorded ratably across the period when new episodes initially air. Revenues from the Company’s radio programming are recorded on a straight-line basis over the term of the agreement.

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees and other customers and its evaluation of their creditworthiness, payment history and account aging. Accounts receivable balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $0.3 million and approximately $0.2 million at December 31, 2015 and 2014, respectively.

The Company’s accounts receivable amounted to approximately $42.0 million and approximately $15.7 million as of December 31, 2015 and 2014, respectively. Two licensees accounted for approximately 26% (15% and 11%) of the Company’s total consolidated accounts receivable balance as of December 31, 2015 and three licensees accounted for approximately 54% (23%, 21% and 10%) of the Company’s total consolidated accounts receivable balance as of December 31, 2014. The Company does not believe the accounts receivable balance from these licensees represents a significant collection risk based on past collection experience.

Investments

The Company has marketable securities that are classified as available-for-sale securities under ASC 320, Investments – Debt and Equity Securities. Such available-for-sale securities are reported at fair value in the consolidated balance sheets and consolidated statements of cash flows as an investing activity. The Company reviews its available-for-sale securities at each reporting period to determine whether a decline in fair value is other-than-temporary. Any decline in fair value that is determined to be other-than-temporary would be adjusted by an impairment charge in the consolidated statements of operations. The primary factors the Company considers in its determination are (i) the length of time that the fair value of the available-for-sale security is below the Company’s carrying value, (ii) the financial condition and operating performance of the available-for-sale security, (iii) the reason for decline in fair value and (iv) the Company’s intent and ability to hold the investment in available-for-sale security for a period of time sufficient to allow for a recovery in fair value. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific-identification basis. The unrealized gains and losses on the available-for-sale securities held by the Company as of December 31, 2015 are set forth below.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

		December 31, 2015
			Gross Unrealized
	Historical Cost	Estimated Fair Value	Gains	Losses
	(in thousands)

Available-for-sale securities	$12,048	$5,611	$-	$(6,437)

At December 31, 2015, the Company has concluded that the decline in fair value of its available-for-sale securities is not other-than-temporary.

Goodwill and Intangible Assets

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. In evaluating goodwill for impairment, the Company will first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. Qualitative factors that considered include, for example, macroeconomic and industry conditions, overall financial performance, and other relevant entity-specific events. If the Company bypasses the qualitative assessment, or conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company will perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.

In the first step, the Company will compare the estimated fair value of the reporting unit with its carrying value.  As of December 31, 2015 and 2014, the Company has determined that it has a single reporting unit.  As such, the Company considers its market capitalization (calculated as total common shares outstanding multiplied by the common equity price per share, as adjusted for a control premium factor) to represent its estimated fair value.  If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed. If, however, the estimated fair value of the reporting unit is less than its carrying amount, the Company will proceed to the second step and calculate the implied fair value of the reporting unit goodwill to determine whether any impairment is required. The implied fair value of the reporting unit goodwill is calculated by allocating the estimated fair value of the reporting unit to all of the unit’s assets and liabilities as if the unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in the amount of that excess. The Company has not recorded a goodwill impairment charge for each of the fiscal years ended December 31, 2015, 2014 or 2013.

Intangible assets represent trademarks, customer agreements and patents related to the Company’s brands and a favorable lease. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. The carrying value of intangible assets and other finite-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment on an annual basis (December 31) and between annual tests if an event occurs or circumstances change that indicate that the carrying amount of the indefinite-lived intangible asset may not be recoverable. When conducting its impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that the asset is impaired. If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, the Company then tests the asset for recoverability. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred. Upon retirement or other disposition of property and equipment, applicable cost and accumulated depreciation and amortization are removed from the accounts and any gains or losses are included in results of operations.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

Depreciation and amortization of property and equipment is computed using the straight-line method based on estimated useful lives of the assets as follows:

Furniture and fixtures	5 years
Office equipment	5 to 7 years
Machinery and equipment	5 to 7 years
Leasehold improvements	Term of the lease or the estimated life of the related improvements, whichever is shorter.
Computer software	5 years
Automobiles and trucks	5 years
Websites	3 years

Deferred Financing Costs

Direct costs incurred in connection with issuing debt securities or obtaining debt or other credit arrangements are recorded as deferred financing costs and are amortized as interest expense, using the effective interest method, over the term of the related debt. Debt discounts are amortized to interest expense over the term of the related debt.

Convertible Instruments

The Company reviews all of its convertible instruments for the existence of an embedded conversion feature which may require bifurcation if certain criteria are met. The criteria, if met, require companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments. These three criteria include circumstances in which:

(a)	the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract;

(b)	the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur; and

(c)	a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to certain requirements (except for when the host instrument is deemed to be conventional).

The Company reviews all of its convertible instruments for the existence of a beneficial conversion feature.  Upon the determination that a beneficial conversion feature exists, the beneficial conversion feature would be recorded as a discount from the face amount of the respective debt instrument based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized to interest expense over the term of the related debt. If the instrument is converted prior to the original maturity of the debt, the remaining unamortized discount is charged to expense at the conversion date. The Company did not have any convertible instruments at December 31, 2015 or 2014.

Treasury Stock

Treasury stock is recorded at cost as a reduction of equity in the accompanying consolidated balance sheets.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

Preferred Stock

Preferred stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. The Company classifies conditionally redeemable preferred stock (if any), which includes preferred stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies preferred stock as a component of equity.

The Company’s preferred stock does not feature any redemption rights within the holders’ control or conditional redemption features not solely within its control as of December 31, 2015 and 2014. Accordingly, all issuances of preferred stock are presented as a component of equity. The Company did not have any preferred stock outstanding as of December 31, 2015 and 2014.

Common Stock Purchase Warrants and Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other freestanding derivatives, if any, at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its outstanding common stock purchase warrants satisfied the criteria for classification as equity instruments at December 31, 2015 and 2014.

Advertising

Advertising costs related to media ads are charged to expense as of the first date the advertisements take place. Advertising costs related to campaign ads, such as production and talent, are expensed over the term of the related advertising campaign. Advertising expenses included in operating expenses approximated $8.7 million, $5.6 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the Company had approximately $0.4 million of capitalized advertising costs recorded on the consolidated balance sheet. The Company did not have capitalized advertising costs as of December 31, 2014 recorded on the consolidated balance sheet.

Stock-Based Compensation

Compensation cost for restricted stock is measured using the quoted market price of the Company’s common stock at the date the common stock is granted. For restricted stock, for which restrictions lapse with the passage of time (“time-based restricted stock”), compensation cost is recognized on a straight-line basis, reduced for estimated forfeitures, over the period between the issue date and the date that restrictions lapse. Time-based restricted stock is included in total shares of common stock outstanding upon the lapse of applicable restrictions. For restricted stock, for which restrictions are based on performance measures (“performance stock units” or “PSU’s”), restrictions lapse when those performance measures have been deemed achieved. Compensation cost for performance stock units is recognized on a straight-line basis, reduced for estimated forfeitures, during the period from the date on which the likelihood of the PSUs being earned is deemed probable and (x) the end of the fiscal year during which such PSUs are granted or (y) the date on which awards of such PSUs may be approved by the compensation committee of the Company’s board of directors (the “Compensation Committee”) on a discretionary basis, as applicable. PSUs are included in total shares of common stock outstanding upon the lapse of applicable restrictions. PSUs are included in total diluted shares of common stock outstanding when the performance measures have been deemed achieved but the PSUs have not yet been issued.

Compensation cost for stock options and warrants, in accordance with accounting for stock-based payment under GAAP, is calculated using the Black-Scholes valuation model based on awards ultimately expected to vest, reduced for estimated forfeitures, and expensed on a straight-line basis over the requisite service period of the grant.  Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and are revised in subsequent periods if actual forfeitures differ from those estimates.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

At each subsequent reporting period prior to the lapse of restrictions on warrants, time-based restricted stock and PSUs granted to non-employees, the Company remeasures the aggregate compensation cost of such grants using the Company’s stock price at the end of such reporting period and revises the straight-line recognition of compensation cost in line with such remeasured amount.

Income Taxes

Current income taxes are based on the respective periods’ taxable income for federal, foreign and state income tax reporting purposes. Deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company applies the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2015 and 2014, the Company had $0.6 million of certain unrecognized tax benefits, included as a component of long-term liabilities held for disposition from discontinued operations of wholesale operations subsidiary and does not expect a material change in the twelve months following December 31, 2015. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2012 through 2014.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the reporting period, including stock options and warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive. The shares used to calculate basic and diluted EPS consist of the following:

	Years Ended December 31,
	2015	2014	2013

Basic weighted-average common shares outstanding	41,177,523	29,964,604	17,713,140
Acquisition hold back shares	-	-	-
Warrants	-	-	-
Stock options	-	-	-
Performance stock awards	-	-	-
Unvested restricted stock	-	-	-
Diluted weighted-average common shares outstanding	41,177,523	29,964,604	17,713,140

The computation of diluted EPS for the years ended December 31, 2015, 2014 and 2013 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Years Ended December 31,
	2015	2014	2013

Warrants	502,831	1,421,578	1,744,922
Acquisition hold back shares	1,375,000	523,630	-
Unvested restricted stock	173,987	247,937	464,847
Performance based restricted stock	70,519	-	-
Stock options	87,256	156,126	413,667
	2,209,593	2,349,271	2,623,436

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash, accounts receivable and marketable securities. Cash is held for use for working capital needs and future acquisitions. Substantially all of the Company’s cash and marketable securities are deposited with high quality financial institutions. At times, however, such cash and marketable securities may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts as of December 31, 2015.

Concentration of credit risk with respect to accounts receivable is minimal due to the collection history and the nature of the Company’s revenues.

Customer Concentrations

The Company recorded net revenues of approximately $88.3 million, $41.8 million and $22.7 million during the years ended December 31, 2015, 2014 and 2013, respectively. During the year ended December 31, 2015, two licensees represented at least 10% of net revenue, accounting for 17% and 16% of the Company’s net revenue. During the year ended December 31, 2014, two licensees represented at least 10% of net revenue, accounting for 14% and 12% of the Company’s net revenue. During the year ended December 31, 2013, three licensees accounted for 18%, 11% and 10% of the Company’s net revenue.

Loss Contingencies

The Company recognizes contingent losses that are both probable and estimable. In this context, probable means circumstances under which events are likely to occur. The Company records legal costs pertaining to contingencies as incurred.

Contingent Consideration

The Company recognizes the acquisition-date fair value of contingent consideration as part of the consideration transferred in exchange for the acquiree or assets of the acquiree in a business combination.  The contingent consideration is classified as either a liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  If classified as a liability, the liability is remeasured to fair value at each subsequent reporting date until the contingency is settled.  Increases in fair value are recorded as losses, while decreases are recorded as gains.  If classified as equity, contingent consideration is not remeasured and subsequent settlement is accounted for within equity.

Noncontrolling Interest

Noncontrolling interest from continuing operations recorded for the year ended December 31, 2015 represents income allocations to Elan Polo International, Inc., a member of DVS Footwear International, LLC (“DVS LLC”) and With You, Inc., a member of With You LLC. Noncontrolling interest from continuing operations recorded for the years ended December 31, 2014 and 2013 represents income allocations to DVS LLC. The following table sets forth the noncontrolling interest from continuing operations for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
With You LLC	$4,677	$-	$-
DVS LLC	610	422	588
Net income attributable to noncontrolling interest	$5,287	$422	$588

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

The following table sets forth the noncontrolling interest as of December 31, 2015 and 2014:

	DVS LLC	FUL IP	With You LLC	Total
	(in thousands)
Balance at January 1, 2014	$2,313	$-	$-	$2,313
Contributions	-	4,411	-	4,411
Net income attributable to noncontrolling interest	422	-	-	422
Distributions	(366)	-	-	(366)

Balance at December 31, 2014	2,369	4,411	-	6,780
Contributions	-	-	65,094	65,094
Net income attributable to noncontrolling interest	610	-	4,677	5,287
Distributions	(283)	-	(2,717)	(3,000)
Balance at December 31, 2015	$2,696	$4,411	$67,054	$74,161

In connection with the acquisition of With You LLC on April 8, 2015, the Company recorded a noncontrolling interest of approximately $65.1 million in the consolidated statement of changes in (deficit) equity during the year ended December 31, 2015. In connection with the strategic investment in FUL IP Holdings, LLC (“FUL IP”) in November 2014, the Company recorded a noncontrolling interest of approximately $4.4 million in the consolidated statement of changes in (deficit) equity during the year ended December 31, 2014.

Reportable Segment

An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. The Company’s chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has only a single operating and reportable segment. In addition, the Company has no foreign operations or any assets in foreign locations. Nearly all of the Company’s domestic operations consist of a single revenue stream, which is the licensing of its trademark portfolio, with an immaterial portion of revenues derived from the publishing and television operations.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). The core principle of ASU 2016-02 is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 (i.e., calendar years beginning on January 1, 2019), including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 removes the reporting requirement to classify deferred income taxes between current and non-current on the balance sheet. Instead, the new accounting guidance in ASU 2015-17 will require that all deferred income taxes are reported and classified as non-current. The Company early adopted the provisions of ASU 2015-07 during the fourth quarter of 2015 on a retrospective basis, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments” (“ASU No. 2015-16”). ASU No. 2015-16 requires the recognition of adjustments to provisional amounts that are identified during the measurement period, in the reporting period in which the adjustments are determined. The effects of the adjustments to provisional amounts on depreciation, amortization or other income effects should be recognized in current-period earning as if the accounting had been completed at the acquisition date. Disclosure of the portion of the adjustment recorded in current-period earnings that would have been reported in prior reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date is also required. ASU No. 2015-16 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The adoption of ASU No. 2015-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03 – “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU No. 2015-03 requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The standard’s core principle is that debt issuance costs related to a note are reflected in the balance sheet as a direct deduction from the face amount of that note and amortization of debt issuance costs is reported in interest expense. ASU No. 2015-03 is effective for annual and interim periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The adoption of ASU No. 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

In May 2014, the FASB issued ASU No. 2014-09, - “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”), which contains a new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance. ASU No. 2014-09 requires that a company recognize revenue at the time it transfers promised goods or services to a customer and in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual and interim periods beginning on or after December 15, 2017, and early adoption is permitted as of the original effective date, December 31, 2016. Companies have the option of using either a full retrospective approach or a modified approach to adopt in ASU No. 2014-09. The adoption of ASU No. 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. ASC 820-10 applies to all other accounting pronouncements that require or permit fair value measurements.

The Company determines or calculates the fair value of financial instruments using quoted market prices in active markets when such information is available or using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments while estimating for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads and estimates of future cash flow.

Assets and liabilities typically recorded at fair value on a non-recurring basis to which ASC 820-10 applies include:

•	non-financial assets and liabilities initially measured at fair value in an acquisition or business combination, and
•	long-lived assets measured at fair value due to an impairment assessment under ASC 360-10-15, Impairment or Disposal of Long-Lived Assets.

This topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820-10 requires that assets and liabilities recorded at fair value be classified and disclosed in one of the following three categories:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
•	Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals.
•	Level 3 inputs are unobservable and are typically based on the Company’s own assumptions, including situations where there is little, if any, market activity. Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 classification. As a result, the unrealized gains and losses for assets within the Level 3 classification may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical company data) inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the Company classifies such financial assets or liabilities based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

As of December 31, 2015 and 2014, there were no assets or liabilities that are required to be measured at fair value on a recurring basis, except for the Company’s available-for-sale securities (see Note 2), interest rate swap (see Note 9) and the contingent earn outs relating to the Linens ‘N Things brand, FUL IP and Martha Stewart (see Note 5). The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at December 31, 2015 and 2014:

		Carrying Value		Fair Value
Financial Instrument	Level	12/31/15	12/31/14	12/31/15	12/31/14
		(in thousands)
Available-for-sale securities	1	$5,611	$-	$5,611	$-
Interest rate swap	2	$29	$36	$29	$36
2015 Term Loans	3	$464,000	$-	$446,320	$-
2014 Term Loans	3	$-	$160,500	$-	$148,571
2015 Revolving Loan	3	$86,000	$-	$62,880	$-
2014 Revolving Loan	3	$-	$15,000	$-	$11,059
Contingent earn outs	3	$-	$-	$-	$-

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.

The Company records its available-for-sale securities on the consolidated balance sheets at fair value (Level 1). The fair value of the Company’s available-for-sale securities is based upon quoted market prices for identical assets in active markets.

The Company records its interest rate swap on the consolidated balance sheets at fair value (Level 2). As of December 31, 2015, the fair value of the Company’s interest rate swap is immaterial. The valuation technique used to determine the fair value of the interest rate swap approximates the net present value of future cash flows, which is the estimated amount that a bank would receive or pay to terminate the Swap Agreements (as defined in Note 9) at the reporting date, taking into account current interest rates.

For purposes of this fair value disclosure, the Company based its fair value estimate for the 2015 Term Loans, 2014 Term Loans, 2015 Revolving Loan and 2014 Revolving Loan (each, as defined in Note 9) on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the 2014 Loan Agreements and 2015 Loan Agreements (as defined in Note 9) based on market interest rate quotes as of December 31, 2015 and 2014 for debt with similar risk characteristics and maturities.

On the dates of the respective acquisitions, no value was assigned to the contingent earn outs based on the remote probability that the Linens ‘N Things brand and FUL IP will achieve the performance measurements (see Note 5). The Company is currently evaluating the fair value of Ms. Martha Stewart’s Legacy Payment (as defined in Note 5) and will update the preliminary purchase after its assessment has been completed. The Company continues to evaluate these performance measurements at each reporting period and determines their fair value if/when the achievement of the performance measurements become probable. At December 31, 2015 and 2014, the contingent earn outs have no value.

NOTE 4 – DISCONTINUED OPERATIONS OF WHOLESALE BUSINESS

The Company did not record any additional costs relating to discontinued operations of its former wholesale business during the years ended December 31, 2015, 2014 and 2013. Discontinued operations as of December 31, 2013 mainly represent the wind down costs related to the Heelys, Inc. (“Heelys”) legacy operating business, as a result of the Company’s decision to discontinue its wholesale business related to the Heelys brand. As of December 31, 2015 and 2014, costs attributable to the Heelys legacy operations mainly represent lease termination costs and professional and other fees.

A summary of the Company’s results of discontinued operations of its wholesale business for the years ended December 31, 2015, 2014 and 2013 and the Company’s assets and liabilities from discontinued operations of its wholesale business as of December 31, 2015 and 2014 is as follows:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

Results of discontinued wholesale operations:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)

Net revenue	$-	$-	$-

Loss from discontinued operations of wholesale business, net of tax	$-	$-	$(6,244)

Loss per share from discontinued operations, basic and diluted	$-	$-	$(0.35)

Weighted average shares outstanding, basic and diluted	41,177,523	29,964,604	17,713,140

Assets and liabilities of discontinued wholesale operations:

	December 31,
	2015	2014
	(in thousands)

Prepaid expenses and other current assets	$113	$162
Accounts payable and accrued expenses	$-	$236
Long-term liabilities	$677	$700

NOTE 5 - ACQUISITIONS

Acquisition of Remaining Ownership Interest in William Rast Sourcing, LLC and William Rast Licensing, LLC

On May 5, 2014, the Company entered into a merger agreement (the “Tennman Merger Agreement”), with Tennman WR-T, Inc. (“Tennman WR-T”), a Delaware corporation, pursuant to which the Company acquired the remaining 18% interest in William Rast Sourcing, LLC (“Rast Sourcing”) and William Rast Licensing, LLC (“Rast Licensing”) for an aggregate purchase price consisting of (i) approximately $3.1 million of cash and (ii) 581,341 shares of the Company’s common stock, valued at approximately $5.0 million.

The Company accounted for the acquisition under ASC 810-10-45-23, Consolidation, which indicates that increases in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary shall be accounted for as equity transactions (investments by owners and distributions to owners acting in their capacity as owners). Therefore, no gain has been recognized in the consolidated statements of comprehensive loss.

As part of the Tennman Merger Agreement, the Company is obligated to pay royalties to Tennman Brands, LLC, subject to the William Rast brand achieving certain performance thresholds. The Company was not obligated to make any royalty payments to Tennman Brands, LLC during the years ended December 31, 2015 and 2014 as the performance thresholds have not been achieved.

The Company incurred legal costs related to the transaction of approximately $0.1 million. The aggregate purchase price, inclusive of the legal costs, was recognized in common stock and additional paid-in capital in the accompanying consolidated balance sheets.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

Acquisition of Galaxy Brand Holdings, Inc.

On August 15, 2014, the Company consummated transactions pursuant to the agreement and plan of merger, dated as of June 24, 2014 (the “Galaxy Merger Agreement”) with SBG Universe Brands, LLC, a Delaware limited liability company and direct wholly-owned subsidiary of the Company (“LLC Sub”), Universe Galaxy Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of LLC Sub, Galaxy Brand Holdings, Inc., a Delaware corporation (“Galaxy”), Carlyle Equity Opportunity GP, L.P., a Delaware limited partnership, solely in its capacity as the representative of the Galaxy stockholders and optionholders (the “Stockholder Representative”), and, for limited purposes described therein, Carlyle Galaxy Holdings, L.P., a Delaware limited partnership (“Carlyle”). Pursuant to the Galaxy Merger Agreement, the Company acquired four consumer brands that included the fitness brand Avia, basketball brand AND1, outdoor brand Nevados and home goods brand Linens ‘N Things for an aggregate purchase price consisting of (i) $100.0 million of cash, subject to an adjustment as set forth in the Galaxy Merger Agreement which resulted in additional payments of approximately $4.7 million of cash, (ii) 13,750,000 shares of the Company’s common stock and (iii) warrants to purchase an aggregate of up to 3,000,000 additional shares of the Company’s common stock subject to the terms and conditions set forth in the Galaxy Merger Agreement (the “Galaxy Acquisition”). As set forth in the Galaxy Merger Agreement and included in the consideration, the Company held back ten percent of the shares (1,375,000) as an indemnity for 18 months. These shares were unvested as of December 31, 2015 but have been included in the Company’s diluted EPS calculation.

The warrants are exercisable for an aggregate of up to an additional 3,000,000 shares (the “Warrant Shares”) of the Company’s common stock, with an exercise price of $11.20 per share based upon the performance of the Linens ‘N Things brand following the closing. Specifically, (i) if the Linens ‘N Things brand generates net royalties equal to or in excess of $10.0 million in calendar year 2016, 500,000 Warrant Shares will vest, (ii) if the Linens ‘N Things brand generates net royalties equal to or in excess of $15.0 million in calendar year 2016, an additional 1,000,000 Warrant Shares will vest, (iii) if the Linens ‘N Things brand generates net royalties equal to or in excess of $10.0 million in calendar year 2017, 500,000 Warrant Shares will vest, and (iv) if the Linens ‘N Things brand generates net royalties equal to or in excess of $15.0 million in calendar year 2017, an additional 1,000,000 Warrant Shares will vest. There can be no assurances that any or all of the Warrant Shares will vest. As of December 31, 2015, the Company had not derived any royalties from the Linens ‘N Things brand. On the closing date of the Galaxy Acquisition, no value was assigned to the Warrant Shares based on the remote probability that the Linens ‘N Things brand will achieve these performance measurements. The Company will continue to evaluate these performance measurements quarterly and will assign a fair value if/when the achievement of the performance measurements becomes probable.

In connection with the consummation of the Galaxy Acquisition, the Company and the Stockholder Representative, on behalf of the former Galaxy stockholders and optionholders, entered into a registration rights agreement, dated as of August 15, 2014 (the “Galaxy Registration Rights Agreement”), which grants the Stockholder Representative, on behalf of former Galaxy stockholders and optionholders, customary registration rights with respect to certain shares of the Company’s common stock and the warrants (including the shares of common stock underlying such warrants) issued pursuant to the Galaxy Merger Agreement, including “demand” registration rights for up to three offerings of greater than $10.0 million and “piggyback” registration rights with respect to such securities.

The acquisition was accounted for under the acquisition method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values, and operating results for the Avia, AND1, Nevados and Linens ’N Things brands are included in the consolidated financial statements from the effective date of acquisition of August 15, 2014.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

The allocation of the purchase price is summarized as follows:

(in thousands)
Cash paid	$104,656
Fair value of common stock issued (13,750,000 shares)	179,025
Total consideration paid	$283,681

Allocated to:
Cash	$782
Accounts receivable	3,447
Other receivables	853
Prepaid expenses and other current assets	3,255
Property and equipment	1,344
Goodwill	168,561
Trademarks	177,637
Customer agreements	479
Favorable lease agreement	537
Accounts payable and accrued expenses	(2,834)
Deferred tax liability	(70,247)
Deferred license revenue	(133)
$283,681

Goodwill arising from the acquisition mainly consists of the synergies of an ongoing licensing and brand management business. Trademarks have been determined by management to have an indefinite useful life and, accordingly, no amortization is recorded in the Company’s consolidated statement of operations. Goodwill and trademarks are tested for impairment on an annual basis or sooner, if an event occurs or circumstances change that indicate that the carrying amount of the goodwill or trademarks may not be recoverable. License agreements are amortized on a straight-line basis over their expected useful lives of four years.  The Company incurred legal and other costs related to the transaction of approximately $7.0 million, which have been recognized in operating expenses in the accompanying consolidated statement of operations during the year ended December 31, 2014. The deferred tax liability was established to provide deferred taxes on the difference between GAAP and tax basis for the intangible assets acquired in the Galaxy Acquisition.

Total revenues and income from continuing operations from the Avia, AND1, Nevados and Linens ‘N Things brands, included in the consolidated statement of operations for the year ended December 31, 2014, are approximately $14.3 million and $12.1 million, respectively.

Acquisition of FUL

On November 17, 2014, the Company made a strategic investment in FUL IP. FUL IP is a collaborative investment between the Company and JALP, LLC (“JALP”). FUL IP was formed for the purpose of licensing the FUL trademark to third parties in connection with the manufacturing, distribution, marketing and sale of FUL branded bags, backpacks, duffels, luggage and apparel accessories. JALP contributed the FUL trademark with a fair value of approximately $8.9 million. In exchange for a 50.5% economic interest in FUL IP, the Company paid JALP $4.5 million. JALP’s minority member interest in FUL IP has been reflected as noncontrolling interest on the Company’s consolidated balance sheet. One of the Company’s directors, Mr. Al Gossett, has a partial ownership interest in JALP.

In connection with the formation of FUL IP, the Company and JALP entered into a limited liability company operating agreement of FUL IP on November 17, 2014 (the “FUL IP Operating Agreement”). Subject to certain exceptions, the FUL IP Operating Agreement provides that the Company has the right to manage, control and conduct the business affairs of FUL IP. The FUL IP Operating Agreement also provides that the Company will receive 50.5% of the distributions and allocation of net profits and losses and distributable asset upon dissolution of FUL IP.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

In connection with the strategic investment in FUL IP, the Company entered into an exclusive license agreement with Concept One Accessories (“Concept One”), pursuant to which Concept One was granted worldwide rights, subject to certain exceptions, to use the FUL trademarks in connection with the design, manufacture, distribution, marketing and sale of bags, backpacks, duffels, luggage, belts, wallets, headwear and cold weather knit hats, gloves and scarves. The initial term of the license agreement continues through December 31, 2020, and may be extended by Concept One for seven additional years, subject to Concept One achieving certain net sales requirements.

The acquisition of the FUL brand was accounted for under the acquisition method of accounting. Accordingly, the assets were recorded at their estimated fair values, and operating results for the FUL brand are included in the consolidated financial statements from the effective date of acquisition of November 17, 2014. There was no goodwill as a result of the acquisition.

The allocation of the purchase price is summarized as follows:

(in thousands)
Cash paid	$4,500
Noncontrolling interest member contribution	4,411
Total consideration	$8,911

Allocated to:
Trademarks	8,911
$8,911

The FUL trademarks have been determined by management to have an indefinite useful life and, accordingly, no amortization is recorded in the Company’s consolidated statement of operations. Trademarks are tested for impairment on an annual basis or sooner, if an event occurs or circumstances change that indicate that the carrying amount of the trademarks may not be recoverable. The Company incurred legal and other costs related to the transaction of approximately $0.2 million, which have been recognized in operating expenses in the accompanying consolidated statement of operations during the year ended December 31, 2014.

Total revenues and income from continuing operations from the date of acquisition through December 31, 2014, included in the consolidated statement of operations for the year ended December 31, 2014, were both approximately $0.4 million.

Acquisition of Jessica Simpson

On April 8, 2015, the Company consummated transactions pursuant to the purchase agreement, dated as of April 1, 2015 (the “JS Purchase Agreement”) with With You, Inc., a California corporation (“WYI”), Corny Dog, Inc., a California corporation (together with WYI, the “Sellers”), With You LLC, a Delaware limited liability company, and Jessica Simpson, in her capacity as the sole stockholder of each of the Sellers. With You LLC owns all assets related to (i) the worldwide business of creating, designing, developing, manufacturing, marketing, selling and licensing all consumer related lifestyle products, including, but not limited to, all categories within the fashion, home, beauty, personal care, baby, crafts, pets, holiday, seasonal, bridal, celebrations, travel, floral and food industry segments, with certain exclusions, of the Jessica Simpson® brand, (ii) the exploitation of intellectual property and related rights associated with the celebrity and personality rights, subject to certain exceptions, of Jessica Simpson and (iii) all lines of business reasonably related or ancillary thereto (including the establishment and operation of retail stores).

Pursuant to the terms of the JS Purchase Agreement, the Company purchased membership interests in With You LLC for an aggregate purchase price consisting of (a) $119.3 million in cash, (b) $2.8 million of guaranteed contractual payments and (c) approximately $1.3 million of equity utilizing the closing stock price of $13.34 on April 8, 2015. After giving effect to the transactions contemplated by the JS Purchase Agreement, the Company owns 62.5% of the outstanding membership interests in With You LLC and WYI owns 37.5% of the outstanding membership interests in With You LLC. In connection with the JS Purchase Agreement, the Company and WYI entered into an operating agreement for With You LLC, pursuant to which the Company and WYI agreed to certain rights and obligations with respect to the governance of With You LLC.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

The acquisition was accounted for under the acquisition method of accounting. Accordingly, the acquired assets were recorded at their estimated fair values, and operating results for the Jessica Simpson® brand are included in the Company’s consolidated financial statements from the effective date of the acquisition.

The allocation of the purchase price is summarized as follows (in thousands):

Cash paid	$119,250
Guaranteed contractual payments	2,822
Fair value of common stock issued (97,087 shares)	1,295
Total consideration paid by Sequential	$123,367

Allocated to:
Goodwill	$3,480
Trademarks	184,475
Customer agreements	506
Noncontrolling interest	(65,094)
$123,367

Goodwill arising from the acquisition mainly consists of the synergies of an ongoing licensing and brand management business. The Company’s goodwill is deductible for tax purposes and will be amortized over a period of 15 years. Trademarks have been determined by management to have an indefinite useful life and, accordingly, no amortization is recorded in the Company’s consolidated statement of operations. Goodwill and trademarks are tested for impairment on an annual basis or sooner, if an event occurs or circumstances change that indicate that the carrying amount of the goodwill or trademarks may not be recoverable. Customer agreements are amortized on a straight-line basis over their expected useful lives of four years. The Company incurred legal and other costs related to the transaction of approximately $2.8 million, which have been recognized in operating expenses in the accompanying consolidated statement of operations during the year ended December 31, 2015.

Total revenues and income from continuing operations from the date of the acquisition through December 31, 2014, included in the consolidated statements of operations for the year ended December 31, 2015, are approximately $18.2 million and $9.4 million, respectively.

Acquisition of Joe’s Jeans

On September 8, 2015, the Company and Joe’s Holdings LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company (“Joe’s Holdings”), entered into an asset purchase agreement (the “Joe’s Jeans Purchase Agreement”) with Joe’s Jeans Inc., a Delaware corporation, as part of a series of transactions by Joe’s Jeans, pursuant to which Joe’s Holdings purchased, among other things, certain intellectual property assets used or held for use in Joe’s Jeans’ business operated under the brand names “Joe’s Jeans,” Joe’s,” “Joe’s JD” and “else” for an aggregate cash purchase price of $67.0 million (the “Joe’s Jeans Acquisition”).

On September 11, 2015 (the “Joe’s Jeans Closing Date”), the transactions contemplated by the Joe’s Jeans Purchase Agreement were consummated concurrently with the transactions contemplated by the asset purchase agreement, dated as of September 8, 2015 (the “GBG Asset Purchase Agreement”), by and between Joe’s Jeans and GBG USA Inc. (“GBG”). As of the Joe’s Jeans Closing Date, Joe’s Jeans retained 32 Joe’s Jeans® branded retail stores and will dispose of certain stores in accordance with terms of the Joe’s Jeans Purchase Agreement and the GBG Asset Purchase Agreement.  Furthermore, on the Joe’s Jeans Closing Date, pursuant to the terms of the Joe’s Jeans Purchase Agreement and the GBG Asset Purchase Agreement, Joe’s Holdings and GBG made non-refundable deposits of $2.5 million and $1.5 million, respectively, into an escrow account to be used by Joe’s Jeans to offset net costs and expenses related to the operation and disposition of such stores. Subject to certain limitations on Joe’s Jeans’ aggregate net liability with respect to these costs and expenses and subject to the completion of certain other pending transactions by Joe’s Jeans, such costs and expenses in excess of the amounts deposited into the escrow account on the Joe’s Jeans Closing Date will be borne by Joe’s Holdings and Joe’s Jeans.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

In connection with the acquisition, the Company also incurred an obligation for (i) $0.8 million in guaranteed contractual payments and (ii) $1.7 million under a loan payoff agreement payable to the Joe’s Jeans founder, Mr. Joseph Dahan.

The Joe’s Jeans Acquisition was accounted for under the acquisition method of accounting. Accordingly, the acquired assets were recorded at their estimated fair values, and operating results for the Joe’s Jeans® brand are included in the Company’s consolidated financial statements from the effective date of the acquisition, September 11, 2015.

The allocation of the purchase price is summarized as follows (in thousands):

Cash paid	$71,168
Guaranteed contractual payments	826
Total consideration paid	$71,994

Allocated to:
Goodwill	$1,060
Trademarks	70,862
Customer agreements	72
$71,994

Goodwill arising from the acquisition mainly consists of the synergies of an ongoing licensing and brand management business. The Company’s goodwill is deductible for tax purposes and will be amortized over a period of 15 years. Trademarks have been determined by management to have an indefinite useful life and, accordingly, no amortization is recorded in the Company’s consolidated statement of operations. Goodwill and trademarks are tested for impairment on an annual basis or sooner, if an event occurs or circumstances change that indicate that the carrying amount of the goodwill or trademarks may not be recoverable. Customer agreements are amortized on a straight-line basis over their expected useful lives of four years. The Company incurred legal and other costs related to the transaction of approximately $2.0 million, which have been recognized in operating expenses in the accompanying consolidated statement of operations during the year ended December 31, 2015.

Total revenues and income from continuing operations since the Joe’s Jeans Closing Date, included in the consolidated statements of operations for the year ended December 31, 2015, are both approximately $1.5 million.

Acquisition of Martha Stewart Living Omnimedia

On December 4, 2015, Old Sequential and MSLO, consummated the transactions contemplated by the Merger Agreement. Effective on December 4, 2015 as of the effective time under the Merger Agreement (the “Effective Time”), Singer Merger Sub, Inc. and Madeline Merger Sub, Inc., each wholly-owned subsidiaries of the Company, merged with and into Old Sequential and MSLO, respectively, with Old Sequential and MSLO surviving the mergers as a wholly-owned subsidiaries of the Company (the “Mergers”), in accordance with the Merger Agreement. The Mergers were approved by the stockholders of MSLO at a special meeting of the MSLO stockholders on December 2, 2015 and by a majority of Old Sequential’s stockholders on June 22, 2015. As a result of the Mergers, the Company became the ultimate parent of Old Sequential, MSLO and each of their respective subsidiaries.

Under the terms of the Merger Agreement, subject to each stockholder’s election and proration, allocation and certain limitations set forth in the Merger Agreement, each issued and outstanding share of MSLO’s Class A common stock, par value $0.01 per share, and Class B Common stock, par value $0.01 per share (collectively, the “MSLO Common Stock”), was converted into the right to receive either $6.15 in cash (the “MSLO Cash Consideration”) or a number of fully-paid and nonassessable shares of the Company’s common stock, par value $0.01 per share, together with cash, in lieu of fractional shares of common stock, equal to the MSLO Cash Consideration divided by $8.8393. Each issued and outstanding share of Old Sequential’s common stock was converted into the right to receive one fully-paid and nonassessable share of the Company’s common stock (“the Sequential Merger Consideration”).

As the aggregate amount of cash to be paid to MSLO stockholders was fixed in the Merger Agreement at $176,681,757 and as the cash election was oversubscribed, cash elections were subject to proration to ensure that the total amount of cash paid to MSLO stockholders in the aggregate equals $176,681,757. As a result, MSLO stockholders received in the aggregate 19,980,787 shares of common stock and $176,681,757 in cash. In addition, the Company paid an additional $40,314 to cover fractional shares. In the aggregate, Old Sequential stockholders received 40,436,798 shares of New Sequential’s common stock.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

As part of the Merger Agreement, the Company also issued 33,939 shares of the Company’s common stock to MSLO’s former Chief Executive Officer, Mr. Daniel W. Dienst.

Shares of MSLO’s common stock were suspended from trading on the NYSE prior to the open of trading on December 4, 2015. Shares of Old Sequential’s common stock were suspended from trading on the Nasdaq prior to the open of trading on December 7, 2015 and shares of the Company’s common stock began trading on the Nasdaq at the open of trading on December 7, 2015 under the ticker symbol “SQBG.”

Beginning with calendar years commencing on or after January 1, 2026, the Company will pay Ms. Stewart three and one-half percent (3.5%) of Gross Licensing Revenues (as defined in Ms. Stewart’s employment agreement) for each such calendar year for the remainder of Ms. Stewart’s life (with a minimum of five (5) years of payments, to be made to Ms. Stewart’s estate if Ms. Stewart dies before December 31, 2030) (the “Legacy Payments”). The Legacy Payments shall be made regardless of the time or reason for Ms. Stewart’s termination of employment. The Company is currently evaluating the fair value of the Legacy Payments and will update the preliminary purchase after its assessment has been completed.

As part of the Merger Agreement, the Company paid approximately $14.2 million to MSLO employees for outstanding stock options and restricted stock units each employee had to acquire shares of MSLO common stock.

The Mergers were accounted for under the acquisition method of accounting. Accordingly, the acquired assets were recorded at their estimated fair values, and operating results for the Martha Stewart® brand are included in the Company’s consolidated financial statements from the effective date of the Mergers, December 4, 2015.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

The preliminary allocation of the purchase price is summarized as follows (in thousands):

Cash paid	$176,722
Guaranteed contractual payments	12,826
Payments to seller	3,250
Consideration paid to MSLO employees/directors for stock awards	14,227
Fair value of common stock issued (20,014,726 shares)	185,937
Total consideration paid	$392,962

Allocated to:
Cash	$39,095
Accounts receivable	17,524
Prepaid expenses and other current assets	698
Property and equipment	3,659
Other non-current assets	958
Goodwill	139,962
Trademarks	313,372
Customer agreements	640
Accounts payable and accrued expenses	(11,118)
Long-term liabilities	(452)
Other deferred revenue	(1,717)
Deferred tax liability	(109,659)
$392,962

Goodwill arising from the acquisition mainly consists of the synergies of an ongoing licensing and brand management business. Trademarks have been determined by management to have an indefinite useful life and, accordingly, no amortization is recorded in the Company’s consolidated statement of operations. Goodwill and trademarks are tested for impairment on an annual basis or sooner, if an event occurs or circumstances change that indicate that the carrying amount of the goodwill or trademarks may not be recoverable. Customer agreements are amortized on a straight-line basis over their expected useful lives of four years. The Company incurred legal and other costs related to the transaction of approximately $5.8 million, which have been recognized in operating expenses in the accompanying consolidated statement of operations during the year ended December 31, 2015.

Total revenues and loss from continuing operations since the Effective Time included in the consolidated statement of operations for the year ended December 31, 2015, are approximately $5.4 million and $6.1 million, respectively.

Pro Forma Information (Unaudited)

The following unaudited consolidated pro forma information gives effect to the acquisition of the Jessica Simpson brand, Joe’s Jeans Business and MSLO as if these transactions had occurred on January 1, 2014. The following pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition of these businesses been completed on January 1, 2014, nor are they indicative of results that may occur in any future periods.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

	Years Ended December 31,
	2015	2014
	(in thousands, except share and
	per share data)

Revenues	$164,646	$226,508
Income (loss) from continuing operations	$47,775	$(16,123)
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(3,526)	$(45,257)

Loss per share:
Basic and diluted	$(0.06)	$(0.89)

Weighted average shares outstanding:
Basic and diluted	60,196,118	50,817,157

The supplemental pro forma information for the years ended December 31, 2015 and 2014 has been adjusted for the following non-recurring expenses:

	Years Ended December 31,
	2015	2014
	(in thousands)

Acquisition-related costs	$10,531	$(10,531)
Restructuring charges	8,717	(8,717)
Contractual guaranteed minimum royalties for Joe's Jeans business	4,184	5,710
Termination of significant management and commission contracts	1,743	6,750
Amortization of acquired customer lists	(204)	(526)
Interest expense on loan agreements and amortization of deferred financing costs	(11,437)	(38,400)
Net decrease (increase) to pro forma net loss	$13,534	$(45,714)

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31,
	2015	2014
	(in thousands)

Furniture and fixtures	$1,492	$652
Office equipment	1,173	169
Machinery and equipment	113	151
Leasehold improvements	3,777	936
Computer software	748	527
Websites	276	195
Automobiles and trucks	91	-
Property and equipment	7,670	2,630
Less accumulated depreciation and amortization	(1,123)	(375)
Property and equipment, net	$6,547	$2,255

In November 2015, the Company sold office equipment for a de minimis amount. The Company recorded a loss of approximately $0.1 million which is recorded in the consolidated statement of operations for the year ended December 31, 2015. The Company did not sell any fixed assets during the years ended December 31, 2014 and 2013. In September 2014, in connection with the relaunch of the William Rast business with Lord & Taylor, the Company wrote off $0.9 million of prepaid retail fixtures. This impairment of property and equipment is included in operating expenses in the consolidated statement of operations for the year ended December 31, 2014. There were no impairments of property and equipment recorded in the consolidated statement of operations for the years ended December 31, 2015 and 2013. Depreciation and amortization expense amounted to approximately $0.8 million, $0.3 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

December 31, 2015	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands, except years data)
Finite-lived intangible assets:
Trademarks	15	$4,905	$(1,228)	$3,677
Customer agreements	4	2,817	(1,017)	1,800
Favorable lease	2	537	(322)	215
Patents	10	665	(164)	501
		$8,924	$(2,731)	6,193
Indefinite-lived intangible assets:
Trademarks				866,084

Intangible assets, net				$872,277

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

December 31, 2014	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands, except years data)
Finite-lived intangible assets:
Trademarks	15	$4,812	$(903)	$3,909
Customer agreements	4	1,599	(517)	1,082
Favorable lease	2	537	(88)	449
Patents	10	665	(98)	567
		$7,613	$(1,606)	6,007
Indefinite-lived intangible assets:
Trademarks				297,032

Intangible assets, net				$303,039

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,	(in thousands)
2016	$1,313
2017	905
2018	773
2019	598
2020	393
Thereafter	2,211
$6,193

Amortization expense amounted to approximately $1.1 million, $0.8 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Finite-lived intangible assets represent trademarks, customer agreements and patents related to the Company’s brands and a favorable lease. Finite-lived assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. The carrying value of finite-lived intangible assets and other long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment on an annual basis (December 31) and between annual tests if an event occurs or circumstances change that indicate that the carrying amount of the indefinite-lived intangible asset may not be recoverable. When conducting its impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that the asset is impaired. If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, the Company then tests the asset for recoverability. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company performed its annual impairment evaluation of its indefinite-lived intangible assets and other long-lived assets as of December 31, 2015. There was no impairment of intangible assets or other long-lived assets during the years ended December 31, 2015, 2014 and 2013.

On February 24, 2015, the Company sold the People’s Liberation® brand to a third party operating entity for (i) $0.7 million in cash and a note receivable and (ii) an earn-out of $1.0 million in cash in the event that total gross sales of products under the People’s Liberation® brand equal or exceed $30.0 million during the 2015 calendar year (the “People’s Liberation Sale Price”).  As a result of the sale, the Company recorded a gain of $0.7 million because the People’s Liberation® brand had no value on the Company’s consolidated balance sheet. The gain, which is recorded in other income in the consolidated statement of operations for the year ended December 31, 2015.  The third party operating entity agreed to pay the Company one-fifth of the People’s Liberation Sale Price upon closing and one-fifth of the People’s Liberation Sale Price on the anniversary of the closing for the next four years.  The Company reported the short-term portion of the receivable in prepaid expenses and other current assets and the long-term portion in other assets in the consolidated balance sheet as of December 31, 2015.  The earn-out was not achieved during the year ended December 31, 2015, as total gross sales of products under the People’s Liberation® brand did not equal or exceed $30.0 million.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

NOTE 8 – GOODWILL

Goodwill is summarized as follows:

	December 31,
	2015	2014
	(in thousands)

Balance at January 1	$169,786	$1,225
Acquisition of With You LLC	3,480	-
Acquisition of the Joe's Jeans business	1,060	-
Acquisition of Martha Stewart Living Omnimedia, Inc.	139,962	-
Acquisition of Galaxy Brand Holdings, Inc.	-	168,561
Ending balance	$314,288	$169,786

Goodwill from the acquisitions of With You LLC, Joe’s Jeans, Martha Stewart Living Omnimedia, Inc. and Galaxy Brand Holdings, Inc. represents the excess of the purchase price over the fair value of net assets acquired under the acquisition method of accounting. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization (defined as total common shares outstanding multiplied by the common equity price per share) and the carrying value of its assets and liabilities on a controlling, marketable basis, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment charge equal to the difference is recorded in the consolidated statements of operations. As of December 31, 2015 and 2014, no impairment of goodwill has been identified.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

NOTE 9 – LONG-TERM DEBT

The components of long-term debt are as follows:

	December 31,
	2015	2014
	(in thousands)

2015 Term Loans	$464,000	$-
2014 Term Loans	-	160,500
2015 Revolving Loan	86,000	-
2014 Revolving Loan	-	15,000
Total long-term debt, net of unamortized discounts	550,000	175,500
Less: current portion of long-term debt	19,000	13,253
Long-term debt	$531,000	$162,247

December 2015 Debt Facilities

On December 4, 2015, the Company amended and replaced the debt arrangements described under “September 2015 Debt Facilities”. On such date, in conjunction with the acquisition of MSLO, the Company, Old Sequential and certain other subsidiaries of the Company entered into an amendment (the “Amendment”) to the Second Amended and Restated First Lien Credit Agreement, dated as of April 8, 2015 (as amended, restated, amended and restated, supplemented or otherwise modified prior to the date hereof, the “BoA Credit Agreement”), by and among, Old Sequential, the guarantors party thereto, the lenders party thereto (the “BoA Lenders”) and Bank of America, N.A., as administrative agent and collateral agent (in such capacity, the “BoA Agent”).

The Amendment has an effective date of December 4, 2015, and amends certain provisions under the BoA Credit Agreement to, among other things, (i) permit the consummation of the Merger, (ii) permit, subject to the satisfaction of certain conditions, the increase in the aggregate revolving commitments and term loans under the BoA Credit Agreement by such amounts as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.00:1.00, (iii) permit the inclusion of not less than (a) $30.0 million of EBITDA representing EBITDA generation by MSLO, (b) $8.0 million of EBITDA representing EBITDA generation by Joe’s Holdings and (c) fees and expenses incurred and associated with the Mergers and the acquisition of Joe’s Holdings in certain provisions that relate to calculation of the consolidated first lien leverage ratio, (iv) permit the incurrence of indebtedness under the New Secured Term Loan Agreement (defined below) and (v) designate the Company as the “borrower” under the BoA Credit Agreement. Additionally, the Amendment provides for an additional $8.0 million of Tranche A-1 Term Loans which were made, on December 4, 2015, to the Company by the BoA Lenders. The Company borrowed additional funds from the existing revolving credit line for a total of revolving borrowing of $86.0 million. As of December 4, 2015 the Company’s borrowing were:

Term Loan A	$85.0 million
Term Loan A-1	$15.0 million
Revolver	$86.0 million

On December 4, 2015, the Company, Old Sequential and the BoA Agent entered into a Joinder and Assumption Agreement (the “Joinder and Assumption Agreement”), pursuant to which Old Sequential has been discharged from its obligations, liabilities and rights as the “borrower” under the BoA Credit Agreement and the Company has assumed all such obligations, liabilities and rights and has been designated as the “borrower” under the BoA Credit Agreement for all purposes thereunder.

In addition, on December 4, 2015, the Company, Old Sequential and certain other subsidiaries of the Company entered into a new Second Amended and Restated Credit Agreement (the “New Secured Term Loan Agreement”) with Wilmington Trust, National Association, as administrative agent and collateral agent (in such capacity, the “New Agreement Agent”), and the lenders party to the existing Amended and Restated Second Lien Credit Agreement, dated as of April 8, 2015 (as amended, restated, amended and restated, supplemented or otherwise modified prior to the date hereof, the “Existing Second Lien Credit Agreement”), by and among, Old Sequential, the guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent (in such capacity, the “Second Lien Agent”).

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

The New Secured Term Loan Agreement provides for a six-year $368.0 million senior secured term loan facility (the “Facility”), which consists of (i) $215.5 million of loans outstanding under the Existing Second Lien Credit Agreement and (ii) $152.5 million of new term loans which were made, on December 4, 2015, to the Company by the lenders party to the New Secured Term Loan Agreement.

The New Secured Term Loan Agreement, together with the Term Loan A and Term Loan A-1 tranches of BoA Credit Agreement represent the 2015 Term Loans. The Revolver of the BoA Credit Agreement represents the 2015 Revolving Loan.

The Company used the proceeds of the new loans to fund the payment of the purchase price with respect to the Merger and costs and expenses incurred in connection with the Merger and related transactions.

The Company has the option to request the addition of one or more additional term loan facilities or the increase of term loan commitments under the Facility by such amounts as would not cause the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, which additions and increase are subject to the satisfaction of certain conditions set forth in the New Secured Term Loan Agreement.

The loans under the Facility bear interest, at the Company’s option, at a rate equal to either (i) the London Interbank Offered Rate (“LIBOR”) rate plus an applicable margin ranging from 8.00% to 8.75% per annum or (ii) the base rate plus an applicable margin ranging from 7.00% to 7.75% per annum, in each case based upon the consolidated total leverage ratio and/or the consolidated net leverage ratio. Specifically, the applicable margin with respect to LIBOR loans under the New Secured Term Loan Agreement is as set forth below:

Consolidated Total Leverage Ratio	Consolidated Net Leverage Ratio	Applicable Margin – LIBOR Loans
> 6.00 : 1.00	≥ 5.75 : 1.00	8.75%
≥ 4.75 : 1.00 ≤ 6.00 : 1.00	≥ 4.50 : 1.00 < 5.75 : 1.00	8.25%
< 4.75 : 1.00	< 4.50 : 1.00	8.00%

The Company’s obligations under the New Secured Term Loan Agreement and any hedging or cash management obligations entered into by the Company or any of its current and future domestic restricted subsidiaries (the “Subsidiary Guarantors” and, together with the Company, the “Loan Parties”) with a lender under the New Secured Term Loan Agreement, the New Agreement Agent or an affiliate of any such person are guaranteed by the Company and each Subsidiary Guarantor. The Company’s and the Subsidiary Guarantors’ obligations under the New Secured Term Loan Agreement are secured by substantially all of their assets, subject to certain customary exceptions.

The Company is required to make mandatory prepayments of loans outstanding under the Facility (without payment of a premium or penalty) with (i) in the case of any disposition of intellectual property, the then applicable LTV Percentage (as defined in the BoA Credit Agreement) of the orderly liquidation value thereof, (ii) in the case of any other disposition of any other assets, 100% of the net proceeds thereof, subject to certain reinvestment rights, and (iii) in the case of any Consolidated Excess Cash Flow (as defined in the New Secured Term Loan Agreement), 50% thereof, which shall decrease to 0% if the consolidated total leverage ratio is less than 3.00:1.00. The loans under the Facility are not subject to amortization.

The Company may make, in whole or in part, voluntarily prepayments of the loans outstanding under the Facility. Such voluntarily prepayments are subject to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and in certain cases to the prepayment premium set forth in the New Secured Term Loan Agreement.

The New Secured Term Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Loan Parties and their subsidiaries, including, without limitation, restrictions on liens, investments, indebtedness, fundamental changes, dispositions, restricted payments and prepayment of indebtedness. The New Secured Term Loan Agreement contains financial covenants that require the Loan Parties and their subsidiaries to (i) not exceed a maximum consolidated total leverage ratio initially set at 7.25:1.00, which decreases periodically over the term of the New Secured Term Loan Agreement until the final maximum ratio of 6.75:1.00 is reached for the fiscal quarter ending September 30, 2019 and thereafter and (ii) not exceed a maximum consolidated first lien leverage ratio initially set at 2.47:1.00, which decreases periodically over the term of the New Secured Term Loan Agreement until the final maximum ratio of 2.30:1.00 is reached for the fiscal quarter ending September 30, 2019 and thereafter.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

The New Secured Term Loan Agreement contains customary events of default, including, without limitation, payment defaults, covenant defaults, breaches of certain representations and warranties, cross defaults to certain material indebtedness, certain events of bankruptcy and insolvency, certain events under the Employee Retirement Income Security Act of 1974, material judgments and a change of control. If an event of default occurs and is not cured within any applicable grace period or is not waived, the New Agreement Agent, at the request of the lenders under the New Secured Term Loan Agreement, is required to take various actions, including, without limitation, the acceleration of amounts due thereunder. At December 31, 2015, the Company is in compliance with the covenants included in the New Secured Term Loan Agreement.

In connection with the BoA Credit Agreement and the New Secured Term Loan Agreement, the BoA Agent and the New Agreement Agent have entered into an Intercreditor Agreement, dated as of the Effective Time (the “Intercreditor Agreement”), which was acknowledged by the Company and the guarantors party thereto. The Intercreditor Agreement establishes various inter-lender terms, including, without limitation, priority of liens, permitted actions by each party, application of proceeds, exercise of remedies in the case of a default, incurrence of additional indebtedness, releases of collateral and limitations on the amendment of the BoA Credit Agreement and the New Secured Term Loan Agreement without the consent of the other party.

September 2015 Debt Facilities

On September 11, 2015, the Company amended the debt arrangements described under “April 2015 Debt Facilities”. On such date as further discussed in Note 5, in connection with consummation of the transactions contemplated by the Joe’s Jeans Purchase Agreement and the GBG Asset Purchase Agreement, the Company entered into an Incremental Joinder Agreement, First Amendment to the Amended and Restated Second Lien Credit Agreement (the “Incremental Facility Amendment”), by and among the Company, the guarantors named therein, the lenders party thereto from time to time and Wilmington Trust, National Association, as administrative agent and collateral agent thereunder, to the A&R Second Lien Credit Agreement (as defined below under “April 2015 Debt Facilities”. The Incremental Facility Amendment amended certain provisions of the A&R Second Lien Credit Agreement relating to the change of control which constitutes an event of default and an investment covenant, increased the amount of incremental term loans that can be issued under the A&R Second Lien Credit Agreement to $56.0 million and provided for a borrowing of $56.0 million of such term loans which were used, together with the proceeds of a borrowing in a principal amount of $18.0 million under the Company’s A&R First Lien Credit Agreement and the proceeds of the Equity Issuance (as defined below), to consummate the transactions contemplated by the Joe’s Jeans Purchase Agreement and other permitted investments. On November 4, 2015, the Company entered into a Second Amendment to the Amended and Restated Second Lien Credit Agreement (the “Second Lien Credit Agreement Amendment”), by and among the Company, the guarantors named therein, the lenders party thereto from time to time and Wilmington Trust, National Association, as administrative agent and collateral agent thereunder, to the A&R Second Lien Credit Agreement.  The Second Lien Credit Agreement Amendment has an effective date of September 30, 2015, and amended certain provisions under the A&R Second Lien Credit Agreement that relate to the consolidated total leverage ratio covenant, to permit the inclusion of not less than $8.0 million of EBITDA representing EBITDA generation by the Joe’s Jeans business and the inclusion of fees and expenses incurred on or prior to September 11, 2015, and associated with the acquisition of the Joe’s Jeans business.  The Second Lien Credit Agreement Amendment also increased the compliance level of the loan-to-value ratio to 141% from 128%. In addition, on September 11, 2015, the Company entered into a Limited Consent and Waiver to the A&R First Lien Credit Agreement, pursuant to which the administrative agent and the required lenders thereunder have consented to an increase of $5.0 million through December 31, 2015 in the general investment bucket under the A&R First Lien Credit Agreement.

On September 11, 2015, in connection with the transactions contemplated by the Joe’s Jeans Purchase Agreement and the GBG Asset Purchase Agreement, certain affiliates of GSO Capital subscribed for and purchased 740,740 shares of common stock of the Company for aggregate consideration equal to $10.0 million (the “Equity Issuance”) in accordance with the equity commitments entered into in connection with the transactions contemplated by the MSLO Merger Agreement.  The fair value of the common stock was determined to be approximately $11.5 million using the closing stock price on September 11, 2015 of $15.52. The fair value of the common stock in excess of consideration received in the amount of $1.5 million was recorded as a discount to the A&R Second Lien Credit Agreement and a corresponding increase to additional paid-in capital. This amount was being accreted to non-cash interest expense over the contractual term of the A&R Second Lien Credit Agreement, which expires pursuant to its terms on April 8, 2021. Because the 2015 Term Loan Agreement with GSO was deemed an extinguishment, management determined that the remaining unamortized debt discount from the Existing Second Lien Credit Agreement was written off in accordance with ASC 470 Debt. The Company wrote off approximately $1.4 million during the year ended December 31, 2015 within interest expense related to the debt discount.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

April 2015 Debt Facilities

On April 8, 2015 (the “JS Effective Date”), the Company amended the debt arrangements discussed under “April 2014 Debt Facilities”. On such date, in connection with the JS Purchase Agreement,the Company entered into (i) the Second Amended and Restated First Lien Credit Agreement, among the Company, the guarantors party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent and collateral agent thereunder (as so amended and restated, the “A&R First Lien Credit Agreement”), which provides for a $85.0 million tranche A term loan facility, a $15.0 million tranche A-1 term loan facility, a revolving credit facility of up to $90.0 million and a swing line sub-facility of up to $10.0 million and (ii) the Amended and Restated Second Lien Credit Agreement with GSO Capital Partners LP (“GSO Capital”), among the Company, the guarantors party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent thereunder (as so amended and restated, the “A&R Second Lien Credit Agreement” and, together with the A&R First Lien Credit Agreement, the “A&R Loan Agreements”), which provides for a term loan facility of up to $159.5 million, consisting of the existing term loans in the amount of $90.0 million and up to $69.5 million of new term loans. On the JS Effective Date, the Company had an aggregate amount outstanding of $300.2 million, consisting of (i) $100.0 million term loans under the A&R First Lien Credit Agreement and $159.5 million term loans under the A&R Second Lien Credit Agreement (such term loans, the “A&R Term Loans”) and (ii) $40.7 million under the revolving credit facility of the A&R First Lien Credit Agreement (the “A&R Revolving Loan”). In addition, the A&R First Lien Credit Agreement provides for incremental borrowings of up to $60.0 million following the JS Effective Date, to be allocated 25% to the revolving credit facility and 75% to the tranche A term loan facility, and the A&R Second Lien Credit Agreement provides for incremental borrowings of up to $40.0 million for general corporate purposes of the Company and its subsidiaries, in each case, subject to certain customary conditions.

The proceeds from the borrowings under the A&R Loan Agreements were used to finance the transactions contemplated by the JS Purchase Agreement pursuant to the terms of the JS Purchase Agreement, to pay fees and expenses in connection therewith and for other general corporate purposes. After the JS Effective Date, the Company expects to use the proceeds of any borrowings under the revolving credit facility of the A&R First Lien Credit Agreement for working capital, capital expenditures and other general corporate purposes of the Company and its subsidiaries and any borrowings under the incremental facilities of the A&R First Lien Credit Agreement for working capital purposes and/or for permitted acquisitions.

Term loan borrowings under the A&R First Lien Credit Agreement are subject to amortization of principal quarterly beginning on June 30, 2015 in equal amounts of $4.0 million; provided that if the borrowings have not been prepaid with the proceeds of a capital raise by the Company within one year of the JS Effective Date and as described below, then the Company will be required to repay the borrowings in quarterly amounts of $5.0 million until such time as such capital raise and such prepayment occur. Term loan borrowings under the A&R First Lien Credit Agreement will mature on the fifth anniversary of the Effective Date. Borrowings under the A&R First Lien Credit Agreement bear interest at LIBOR or a base rate, plus, in each case, an applicable margin that fluctuates from (a) 3.50% to 3.75% for LIBOR loans, with respect to revolving loan borrowings and the outstanding tranche A term loan and from 1.50% to 1.75% for base rate loans, with respect to revolving loan borrowings and the outstanding tranche A term loan (4.00% at September 30, 2015) and (b) 4.50% to 4.75% for LIBOR loans, with respect to the outstanding tranche A-1 term loan and from 2.50% to 2.75% for base rate loans, with respect to the outstanding tranche A-1 term loan, in each case, based on the Company’s Loan to Value Ratio (as defined in the A&R First Lien Credit Agreement). All voluntary and mandatory prepayments of the term loan borrowings will be applied first to prepay the tranche A-1 term loans.

Term loan borrowings under the A&R Second Lien Credit Agreement were not subject to amortization and were expected to mature on the sixth anniversary of the JS Effective Date. Borrowings under the A&R Second Lien Credit Agreement bore interest at LIBOR or a base rate, plus, in each case, an applicable margin that fluctuates from (a) 8.00% to 10.00% for LIBOR loans and (b) from 7.00% to 9.00% for base rate loans, based on the Company’s Consolidated Total Leverage Ratio and Consolidated Net Leverage Ratio (each, as defined in the A&R Second Lien Credit Agreement) as at the end of the immediately preceding fiscal quarter. Specifically, the applicable margin with respect to LIBOR loans under the A&R Second Lien Credit Agreement is as set forth below:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

Consolidated Total Leverage Ratio	Consolidated Net Leverage Ratio	Applicable Margin – LIBOR Loans
≥ 6.5 : 1.00	≥ 6.25 : 1.00	10.00%
> 4.00 : 1.00 < 6.50 : 1.00	> 3.75 : 1.00 < 6.25 : 1.00	9.00%
≤ 4.00 : 1.00	≤ 3.75 : 1.00	8.00%

Subject to the terms of the Intercreditor Agreement, borrowings under the A&R First Lien Credit Agreement are voluntarily prepayable from time to time, in whole or in part, and borrowings under the A&R Second Lien Credit Agreement are voluntarily prepayable after the first anniversary of the JS Effective Date, in whole or in part; provided that the Company may, on a one-time basis, prepay up to 25% of the outstanding principal of the borrowings during the one year period prior to the JS Effective Date. Such voluntary prepayments are subject in certain cases to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and prepayment premiums as provided in the respective A&R Loan Agreement. Mandatory prepayments of the borrowings under the A&R Loan Agreements are required (x) in the case of any dispositions of intellectual property, the then applicable LTV Percentage (as defined in the A&R First Lien Credit Agreement) of the orderly liquidation value thereof, (y) in the case of any other dispositions, 100% of the net proceeds thereof and (z) with respect to the A&R First Lien Credit Agreement, upon receipt of the aggregate net proceeds of any capital raise with proceeds in excess of $50.0 million, such amount as will cause the Company’s Loan to Value Ratio to be at least 5% less than such Loan to Value Ratio immediately prior to giving effect to such prepayment, in each case, subject to certain exceptions set forth in the A&R Loan Agreements.

The Company’s obligations under the A&R Loan Agreements are guaranteed jointly and severally by each domestic subsidiary of the Company (each, an “A&R Guarantor” and, collectively, the “A&R Guarantors”), other than Immaterial Subsidiaries (as defined in the A&R Loan Agreements) and certain other excluded subsidiaries and subject to certain other exceptions set forth in the A&R Loan Agreements and the related loan documents (such guarantees provided by the A&R Guarantors, the “A&R Guarantees”). The Company’s and the A&R Guarantors’ obligations under the A&R Loan Agreements and the A&R Guarantees are, in each case, secured by first priority liens (subject, in the case of the A&R Second Lien Credit Agreement, to the liens under the A&R First Lien Credit Agreement) on, and security interests in, substantially all of the present and after-acquired assets of the Company and each A&R Guarantor, subject to certain customary exceptions.

After the JS Effective Date, borrowings under the revolving credit facility of the A&R First Lien Credit Agreement and any incremental borrowings under the A&R Loan Agreements are subject to (x) there being no default or event of default, (y) the representations and warranties of the Company and the A&R Guarantors contained in the A&R First Lien Credit Agreement and any other related loan document being true and correct in all material respects as of the date of such borrowings (except (i) to the extent such representations and warranties refer specifically to an earlier date, in which case they shall be true and correct as of such date and (ii) in the case of any representation and warranty qualified by materiality, they shall be true and correct in all respects) and (z) certain other customary conditions.

The A&R Loan Agreements include customary representations and warranties, including representations relating to the intellectual property owned by the Company and its subsidiaries and the status of the Company’s material license agreements. The A&R Loan Agreements also include customary covenants and events of default, including, in the case of the A&R First Lien Credit Agreement, requirements that the Company satisfy a minimum positive net income test and maintain a minimum Loan to Value Ratio (as calculated pursuant to the A&R First Lien Credit Agreement), and, in the case of the A&R Second Lien Credit Agreement, requirements that the Company satisfy a minimum positive net income test, maintain a total leverage ratio and maintain a minimum Loan to Value Ratio (as calculated pursuant to the A&R Second Lien Credit Agreement). Covenants in the A&R Loan Agreements also include certain limitations on the Company’s and its subsidiaries’ ability to incur indebtedness, grant liens on their assets, consummate acquisitions and make fundamental changes to the Company (including mergers and consolidations), dispose of their assets, make investments, loans, advances and enter into guarantees, pay dividends and make other restricted payments, prepay or amend certain indebtedness and material license agreements, enter into affiliate transactions and issue equity interests, in each case, subject to certain exceptions as set forth in the A&R Loan Agreements. The Company was in compliance with its covenants throughout the existence of the A&R Loan Agreements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

In connection with the A&R First Lien Credit Agreement and the A&R Second Lien Credit Agreement, Bank of America, N.A., as the administrative agent under the A&R First Lien Credit Agreement, and Wilmington Trust, National Association, as the administrative agent under the A&R Second Lien Credit Agreement, entered into a first amendment to intercreditor agreement, dated as of the Effective Date (the “First Amendment to Intercreditor Agreement”), which was acknowledged by the Company and the A&R Guarantors and amended the Intercreditor Agreement. The Intercreditor Agreement, as amended by the First Amendment to Intercreditor Agreement, establishes various inter-lender terms, including, but not limited to, priority of liens, permitted actions by each party, application of proceeds, exercise of remedies in the case of a default, incurrence of additional indebtedness releases of collateral and limitations on the amendment of the respective A&R Loan Agreements without consent of the other party.

August 2014 Debt Facilities

On August 15, 2014, the Company amended the debt arrangement discussed under “2013 Debt Facilities”. On such date, in connection with the acquisition of Galaxy Brand Holdings, Inc., the Company entered into (i) an Amended and Restated First Lien Credit Agreement, among the Company, the guarantors party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent and collateral agent thereunder (as so amended and restated, the “First Lien Credit Agreement”), which provided for a term loan of up to $75.0 million, a revolving credit facility of up to $25.0 million and a swing line sub-facility of up to $10.0 million and (ii) a Second Lien Credit Agreement with GSO Capital, among the Company, the guarantors party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent thereunder (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “2014 Loan Agreements”), which provided for a term loan of up to $90.0 million. In addition, the First Lien Credit Agreement provided for incremental borrowings of up to $60.0 million, to be allocated pro rata between the term loan and the revolving credit facility, and the Second Lien Credit Agreement provided for incremental borrowings of up to $70.0 million for the purpose of consummating permitted acquisitions, in each case, subject to certain customary conditions.

On August 15, 2014, $75.0 million was drawn as a term loan under the First Lien Credit Agreement and $90.0 million was drawn as a term loan under the Second Lien Credit Agreement (together, the “2014 Term Loans”) and $15.0 million was drawn as a revolving loan under the First Lien Credit Agreement (the “2014 Revolving Loan”). The proceeds from the Second Term Loans and the Revolving Loan were primarily used to finance the Galaxy Acquisition pursuant to the terms of the Galaxy Merger Agreement (each, as defined in Note 5), to repay the Company’s existing indebtedness, including the 2013 Term Loans (as defined below), and to pay fees and expenses in connection therewith.

Term loan borrowings under the First Lien Credit Agreement were subject to amortization of principal (x) in an amount equal to $1.5 million for the first payment and (y) thereafter, quarterly, in equal amounts of $3.0 million and were scheduled to mature on August 15, 2019. Borrowings under the First Lien Credit Agreement bore interest at LIBOR or a base rate, plus, in each case, an applicable margin that fluctuated from 3.50% to 3.75% for LIBOR loans and from 1.50% to 1.75% for base rate loans, in each case, based on the Company’s loan to value ratio, as described in the First Lien Credit Agreement.

Borrowings under the Second Lien Credit Agreement were not subject to amortization and were scheduled to mature on August 15, 2020. Borrowings under the Second Lien Credit Agreement bore interest at LIBOR plus 8.00% and were subject to a LIBOR floor of 1.00%.

Borrowings under the First Lien Credit Agreement were voluntarily prepayable from time to time, in whole or in part, and borrowings under the Second Lien Credit Agreement were voluntarily prepayable after August 15, 2015, in whole or in part, subject in certain cases to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and prepayment premiums as provided in the respective Loan Agreement. Mandatory prepayments of the borrowings under the Loan Agreements were required (x) in the case of any dispositions of intellectual property, 50% of the orderly liquidation value thereof, (y) in the case of any other dispositions, 100% of the net proceeds thereof and (z) at each fiscal year end, in the amount of 30% of the Consolidated Excess Cash Flow (as defined in the respective 2014 Loan Agreements) of the Company and its subsidiaries, in each case, subject to certain exceptions set forth in the 2014 Loan Agreements.

The Company’s obligations under the 2014 Loan Agreements were guaranteed jointly and severally by each domestic subsidiary of the Company (each, a “Guarantor” and, collectively, the “Guarantors”), other than Immaterial Subsidiaries (as defined in the Loan Agreements) and certain other excluded subsidiaries and subject to certain other exceptions set forth in the 2014 Loan Agreements and the related loan documents (such guarantees provided by the Guarantors, the “Guarantees”). The Company’s and the Guarantors’ obligations under the 2014 Loan Agreements and the Guarantees were, in each case, secured by first priority liens (subject, in the case of the Second Lien Credit Agreement, to the liens under the First Lien Credit Agreement) on, and security interests in, substantially all of the present and after-acquired assets of the Company and each Guarantor, subject to certain customary exceptions.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

In connection with the First Lien Credit Agreement and the Second Lien Credit Agreement, Bank of America, N.A., as the administrative agent under the First Lien Credit Agreement, and Wilmington Trust, National Association, as the administrative agent under the Second Lien Credit Agreement, entered into an intercreditor agreement, dated as of August 15, 2014 (the “Intercreditor Agreement”), which was acknowledged by the Company and the Guarantors. The Intercreditor Agreement established various inter-lender terms, including, but not limited to, priority of liens, permitted actions by each party, application of proceeds, exercise of remedies in the case of a default, incurrence of additional indebtedness releases of collateral and limitations on the amendment of respective 2014 Loan Agreements without consent of the other party.

In addition, the 2014 Loan Agreements included covenants and events of default, including, in the case of the First Lien Credit Agreement, requirements that the Company satisfied a minimum positive net income test and maintained a minimum loan to value ratio (as calculated pursuant to the First Lien Credit Agreement) and, in the case of the Second Lien Credit Agreement, maintained a total leverage ratio and a minimum loan to value ratio (as calculated pursuant to the Second Lien Credit Agreement).

As further discussed above, each of the 2014 Loan Agreements was amended and restated in its entirety in connection with the Company’s entry into the JS Purchase Agreement and consummation of the transactions contemplated therein. The Company was in compliance with its covenants throughout the existence of the 2014 Term Loans and 2014 Revolving Loan.

2013 Debt Arrangements

Prior to the Company’s entry into the 2014 Loan Agreements, in connection with the acquisition of B®and Matter, LLC, on March 28, 2013, the Company entered into (i) a first lien loan agreement (the “First Lien Loan Agreement”), which provided for term loans of up to $45.0 million (the “First Lien Term Loan”) and (ii) a second lien loan agreement (the “Second Lien Loan Agreement” and, together with the First Lien Loan Agreement, the “2013 Loan Agreements”), which provided for term loans of up to $20.0 million (the “Second Lien Term Loan” and, together with the First Lien Term Loan, the “2013 Term Loans”). The proceeds from the 2013 Term Loans were used to fund the acquisition of B®and Matter, LLC, to repay existing debt, to pay fees and expenses in connection therewith, to finance capital expenditures and for general corporate purposes. The 2013 Term Loans were secured by substantially all of the assets of the Company and were further guaranteed and secured by each of the domestic subsidiaries of the Company, other than DVS LLC, SBG Revo Holdings, LLC and SBG FM, LLC, subject to certain exceptions set forth in the 2013 Loan Agreements. In connection with the Second Lien Loan Agreement, the Company issued five-year warrants to purchase up to an aggregate of 285,160 shares of the Company’s common stock at an exercise price of $4.50 per share. In December 2013, the Company obtained the written consent of each of the lenders to the 2013 Loan Agreements and, in connection therewith, SBG Revo Holdings, LLC agreed to become a Loan Party (as defined in the 2013 Loan Agreements) under each of the 2013 Loan Agreements, which transaction became effective in February 2014.

The 2013 Term Loans were drawn in full on March 28, 2013 and were scheduled to mature on March 28, 2018. The 2013 Loan Agreements were repaid in full on August 15, 2014. The Company was in compliance with its covenants throughout the existence of the 2013 Term Loans.

Interest Expense

Contractual interest expense on the Company’s loan agreements and interest rate swaps amounted to approximately $21.9 million, $7.3 million and $3.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, which was recorded as a component of interest expense in the consolidated statements of operations.

During the years ended December 31, 2015, 2014 and 2013, amortization of deferred financing costs amounted to approximately $1.5 million, $0.6 million and $0.3 million, respectively, which was recorded as a component of interest expense in the consolidated statements of operations.

During the year ended December 31, 2015, the Company recorded amortization of debt discount related to the Equity Issuance in the amount of approximately $0.1 million within non-cash interest expense. Because the 2015 Term Loan Agreement with GSO was deemed an extinguishment, management determined that the remaining unamortized debt discount from the Existing Second Lien Credit Agreement was written off in accordance with ASC 470 Debt. The Company wrote off approximately $1.4 million during the year ended December 31, 2015 within interest expense related to the debt discount.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

During the year ended December 31, 2015, the Company incurred legal and other fees associated with debt financing in connection with the Joe’s Jeans Acquisition of approximately $1.6 million, $0.2 million of which was included in operating expenses in the consolidated statements of operations as it was related to the amendment and restatement of the A&R Loan Agreements which was deemed as a modification of debt in accordance with ASC 470 - Debt. Such legal and other fees directly associated with the A&R Loan Agreements have been recorded as deferred financing costs and included in other assets in the consolidated balance sheets, and were being amortized as non-cash interest expense, using the effective interest method, over the term of the A&R Loan Agreements. The Company expensed $2.1 million of deferred financing costs as a result of an extinguishment of debt in accordance with ASC 470 – Debt in connection with the Company’s entry into the A&R Second Lien Credit Agreement. In addition, the Company expensed $2.7 million of deferred financing costs as a result of an extinguishment of debt with ASC 470 – Debt in connection with the Company’s entry into the 2015 Term Loans.

During the years ended December 31, 2014 and 2013, accretion of the discount on the 2013 Term Loans amounted to approximately $1.1 million and approximately $0.2 million, respectively, which was recorded as a component of interest expense in the consolidated statements of operations. The accretion of the discount for the year ended December 31, 2014 included $0.9 million, which the Company wrote off due to the Second Lien Loan Agreement being repaid on August 15, 2014.

During the year ended December 31, 2014, the Company incurred legal and other fees associated with the Company’s entry into the 2014 Loan Agreements of approximately $4.7 million. During the year ended December 31, 2014, the Company expensed the portion of the legal and other fees related to the Second Lien Loan Agreement under the Legacy Term Loans in an approximate amount of $0.7 million when the Second Lien Loan Agreement was repaid on August 15, 2014. During the year ended December 31, 2013, the Company incurred legal and other fees associated with the closing of the 2013 Term Loans of approximately $1.9 million

Interest Rate Swaps

The Company has exposure to variability in cash flows due to the impact of changes in interest rates for the Company’s 2015 Loan Agreements. During 2015, the Company entered into an interest rate swap agreement related to $22.0 million notional value of the Second Term Loans (the “2015 Swap Agreement”). During 2014, the Company entered into an interest rate swap agreement related to $47.0 million notional value of the Second Term Loans (the “2014 Swap Agreement” and, together with the 2015 Swap Agreement, the “Swap Agreements”). The 2014 Swap Agreement ended December 31, 2015.

The objective of the Swap Agreements is to reduce the variability in cash flows for the interest payments associated with the Second Term Loans and the A&R Term Loans, which vary by a variable-rate: 1-month LIBOR. The Company has formally documented the Swap Agreements as a cash flow hedge of the Company’s exposure to 1-month LIBOR. Because the critical terms of the Swap Agreements and the hedged items coincide (e.g., notional amount, interest rate reset dates, interest rate payment dates, maturity/expiration date and underlying index), the hedge is expected to completely offset changes in expected cash flows due to fluctuations in the 1-month LIBOR rate over the term of the hedge. The effectiveness of the hedge relationship will be periodically assessed during the life of the hedge by comparing the current terms of the Swap Agreements and the A&R Term Loans to assure they continue to coincide and through an evaluation of the continued ability of the respective counterparties to the Swap Agreements to honor their obligations under the Swap Agreements. When the key terms no longer match exactly, hedge effectiveness (both prospective and retrospective) is assessed by evaluating the cumulative dollar offset for the actual hedging instrument relative to a hypothetical derivative whose terms exactly match the terms of the hedged item. Because the notional amounts of the Company’s Swap Agreements no longer match the notional amounts of the A&R Term Loans exactly, the Company assessed the ineffectiveness of the Swap Agreements and determined that differences were immaterial for the years ended December 31, 2015 and 2014.

	Notional Value	Derivative Asset	Derivative Liability
	(in thousands)

2015 Term Loans	$22,000	$0	$(29)

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

Debt Maturities

As of December 31, 2015, the Company’s debt maturities for the next five years and thereafter on a calendar year basis are as follows:

	Total	2016	2017	2018	2019	2020	Thereafter
	(in thousands)

2015 Term Loans	$464,000	$19,000	$20,000	$20,000	$20,000	$17,000	$368,000
2015 Revolving Loan	86,000	-	-	-	-	86,000	-
Total	$550,000	$19,000	$20,000	$20,000	$20,000	$103,000	$368,000

Variable Rate Senior Secured Convertible Debentures

On February 2, 2012, the Company entered into a securities purchase agreement (the “Tengram Securities Purchase Agreement”) with TCP WR Acquisition, LLC (“TCP WR”), pursuant to which the Company issued variable rate senior secured convertible debentures due January 31, 2015 (the “Debentures”) in the amount of $14.5 million, warrants to purchase up to 1,104,762 shares of common stock (the “TCP Warrants”) and 14,500 shares of Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”). The Debentures had a three year term, with all principal and interest being due and payable at the maturity date of January 31, 2015, and had an interest rate of LIBOR.

The Debentures were convertible at the option of TCP WR into 5,523,810 shares of the Company’s common stock at an initial conversion price of $2.63 per share, as adjusted for the reverse stock split (the “Conversion Price”). The TCP Warrants, which had a fair value of approximately $4.2 million, were exercisable for five years at an exercise price of $2.63 per share, as adjusted for the reverse stock split. The fair value of the TCP Warrants was recorded as a discount to the Debentures and was being accreted to interest expense over the contractual term of the Debentures. Additionally, the Debentures were deemed to have a beneficial conversion feature at the time of issuance. Accordingly, the beneficial conversion feature, which had a value of approximately $7.3 million, was recorded as a discount to the Debentures and was being accreted to interest expense over the contractual term of the Debentures.

Legal and other fees associated with the transaction of approximately $0.8 million were recorded as deferred financing costs and were being amortized to interest expense over the contractual term of the Debentures.

On March 28, 2013, in connection with the Brand Matter Acquisition, TCP WR elected to convert the aggregate principal amount outstanding under the Debentures into shares of the Company’s common stock at the Conversion Price (the “TCP Conversion”). At the time of the TCP Conversion, the aggregate principal amount outstanding under the Debentures was $14.5 million, plus accrued and unpaid interest. The Company issued 5,523,810 shares of its common stock in the TCP Conversion. In connection with the TCP Conversion, the Company also redeemed all of the 14,500 issued and outstanding shares of Series A Preferred Stock held by TCP WR for a nominal fee of $14.50 (unrounded) pursuant to the Designation of Rights, Preferences and Limitations for the Series A Preferred Stock. As a result of the TCP Conversion, the remaining unamortized discount of approximately $11.0 million recorded in connection with the beneficial conversion feature and the TCP Warrants issued with the Debentures to TCP WR, as well as the remaining unamortized balance of deferred financing costs of approximately $0.6 million, were recognized as non-cash interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2013.

On December 8, 2014, TCP WR exercised the TCP Warrants to acquire 1,104,762 shares of common stock at an exercise price of $2.625 per share for an aggregate exercise price of $2.9 million.

Termination of Material Agreements

On December 4, 2015, the proceeds received from the New Secured Term Long Agreement were used in part to repay in full the Existing Second Lien Credit Agreement, and the Existing Second Lien Credit Agreement and related intercreditor agreement were terminated.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

The proceeds received from the 2014 Term Loans were used in part to repay in full the 2013 Term Loans on August 15, 2014. In connection with the repayment of the 2013 Term Loans, all security agreements, assignment agreements and guarantee agreements were terminated.

NOTE 10 – LEASES

Operating Leases

The Company leases the following spaces:

Location	Type	Square Footage (Approximate)	Expiration Date

New York, NY	Office and Corporate	177,000	January 31, 2018
New York, NY	Office and Corporate	7,500	December 31, 2016
New York, NY	Office and Showroom	10,900	September 20, 2024
Fontana, CA	Warehouse	321,000	November 30, 2016
Chicago, IL	Office	2,200	December 31, 2016
Los Angeles, CA	Office	3,100	July 31, 2016

Total rent expense for the years ended December 31, 2015, 2014 and 2013 amounted to approximately $1.5 million, $0.6 million and $0.2 million, respectively.

Future annual minimum payments due under the leases for the next five years and thereafter are summarized as follows:

Years Ending December 31,	(in thousands)
2016	$9,752
2017	7,128
2018	1,226
2019	708
2020	722
Thereafter	2,840
$22,376

Future sublease income due under sublease agreements is summarized as follows:

Year Ending December 31,	(in thousands)
2016	$2,450

Capital Lease

As part of the acquisition of MSLO, the Company acquired a capital lease obligation entered into by MSLO on February 1, 2015 for computer equipment. The lease provides for a $0.7 million obligation ending February 1, 2017. Future annual minimum payments due under the lease are summarized as follows:

Year Ending December 31,	(in thousands)
2016	$230
2017	230
$460

The present value of these minimum lease payments was $0.7 million. Imputed interest was immaterial. The present value of the minimum lease payments, along with associated accumulated amortization of the capital lease, was included within Property and equipment, net on the consolidated balance sheet as of December 31, 2015. Ownership of the computer equipment transfers to the Company at the end of the lease term. Accordingly, the computer equipment under this capital lease is being amortized over five years, consistent with the Company's normal depreciation policy for owned computer assets.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

NOTE 11 – COMMITMENTS AND CONTINGENCIES

MSLO Stockholder Complaint

In connection with the Mergers, the following 13 putative stockholder class action lawsuits have were been filed in the Court of Chancery of the State of Delaware: (1) David Shaev Profit Sharing Plan f/b/o David Shaev v. Martha Stewart Living Omnimedia Inc. et. al. filed on June 25, 2015; (2) Malka Raul v. Martha Stewart Living Omnimedia Inc. et. al. filed on June 26, 2015; (3) Daniel Lisman v. Martha Stewart Living Omnimedia Inc. et. al. filed on June 29, 2015; (4) Matthew Sciabacucchi v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 2, 2015; (5) Harold Litwin v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 5, 2015; (6) Richard Schiffrin v. Martha Stewart filed on July 7, 2015; (7) Cedric Terrell v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 8, 2015; (8) Dorothy Moore v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 8, 2015; (9) Paul Dranove v. Pierre De Villemejane. et. al. filed on July 8, 2015; (10) Phuc Nguyen v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 10, 2015; (11) Kenneth Steiner v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 16, 2015; (12) Karen Gordon v. Martha Stewart et. al. filed on July 27, 2015; and (13) Anne Seader v. Martha Stewart Living Omnimedia, Inc. et. al. filed on July 28, 2015. All of the 13 class action lawsuits name the Old Sequential, MSLO, the MSLO board of directors, Madeline Merger Sub, Singer Merger Sub and New Sequential as defendants and allege that (a) members of the MSLO board of directors breached their fiduciary duties and (b) Old Sequential, MSLO, Madeline Merger Sub, Singer Merger Sub and New Sequential aided and abetted such alleged breaches of fiduciary duties by the MSLO board of directors. On August 18, 2015, the Delaware Chancery Court issued an order consolidating these actions for all purposes under the caption In re Martha Stewart Living Omnimedia, Inc., et. al. to be the operative complaint in the consolidated action. On January 12, 2016, after the consummation of the Mergers, the plaintiffs filed a Verified Consolidated Amended Class Action Complaint, naming Ms. Martha Stewart, the New Sequential, Old Sequential, Madeline Merger Sub and Singer Merger Sub and alleging that (a) Ms. Stewart breached her fiduciary duties to MSLO’s stockholders and (b) New Sequential, Old Sequential, Madeline Merger Sub and Singer Merger Sub aided and abetted Ms. Stewart’s breach of her fiduciary duties. The plaintiffs seek to recover unspecified damages allegedly sustained by the plaintiffs, restitution and disgorgement by Ms. Stewart, the recovery of plaintiff’s attorney’s fees and other relief. We believe that we have meritorious defenses to the claims made by the plaintiffs, and we are vigorously defending such claims. Litigation costs in this matter may be significant. The Company does not expect that the ultimate resolution of this matter will have a material effect on the Company’s consolidated financial statements.

Stockholder Derivative Complaint – Settled

On January 17, 2012, RP Capital, LLC (“plaintiff”) filed a stockholders derivative complaint in the Superior Court of the State of California, County of Los Angeles, against Old Sequential and its former directors Colin Dyne, Kenneth Wengrod, Susan White and Dean Oakey. The case alleged that the defendants (i) breached their fiduciary duties to Old Sequential for failing to properly oversee and manage Old Sequential, (ii) certain defendants were unjustly enriched, (iii) abused their control, (iv) grossly mismanaged Old Sequential, (v) wasted corporate assets, (vi) engaged in self-dealing, and (vii) breached their fiduciary duties by disseminating false and misleading information.  The plaintiffs sought (i) judgment against the defendants in favor of Old Sequential for the amount of damages sustained by Old Sequential as a result of the defendants’ alleged breaches of their fiduciary duties; (ii) judgment directing Old Sequential to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws; (iii) an award to Old Sequential of restitution from the defendants and an order from the court to disgorge all profits, benefits and other compensation obtained by the defendants from their alleged wrongful conduct and alleged fiduciary breaches; and (iv) an award of costs and disbursements of the action, including reasonable fees for professional services. The parties agreed upon a settlement in the action. The court granted final approval of the settlement on March 12, 2013 and dismissed the case on the same day. Pursuant to the settlement, Old Sequential was required, subject to certain exceptions, to implement and maintain in effect for a period of three years certain corporate governance initiatives. Old Sequential is in compliance with all of its obligations pursuant to the settlement agreement. The settlement did not include any cash payment for damages.

Brand Matter Pre-Acquisition Matter – Settled

The Company incurred settlement and legal costs of approximately $0.6 million during the year ended December 31, 2014 related to a pre-acquisition litigation matter in which Brand Matter was named a party.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

General Legal Matters

From time to time, the Company is involved in legal matters arising in the ordinary course of business. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations. Contingent liabilities arising from potential litigation are assessed by management based on the individual analysis of these proceedings and on the opinion of the Company’s lawyers and legal consultants.

NOTE 12 – OFFICER COMPENSATION

Yehuda Shmidman Employment Agreement

On November 19, 2012, the board of directors (the “Board”) appointed Yehuda Shmidman as the Company’s Chief Executive Officer and a Class I Director of the Board. Mr. Shmidman was re-elected to the Board at the Company’s annual meeting of stockholders held on May 27, 2015 and will serve on the Board for a term expiring at the 2018 annual meeting of stockholders, or until his successor has been elected and qualified. In connection with his appointment as the Company’s Chief Executive Officer, the Company entered into an employment agreement with Mr. Shmidman (the “CEO Employment Agreement”). Pursuant to the CEO Employment Agreement, on November 19, 2012, the Company issued 396,196 shares of restricted stock to Mr. Shmidman, in accordance with the terms of the CEO Employment Agreement, of which 99,049 shares, or 25%, vested on the date of grant, with the remaining shares vesting in equal installments on each of the first, second and third anniversaries of the grant date. On November 1, 2013, the Compensation Committee resolved to cancel the shares of restricted stock issued to Mr. Shmidman on November 19, 2012 and to issue replacement shares of restricted stock under the Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan (the “2013 Stock Incentive Plan”) on the same terms and subject to the same vesting schedule as the cancelled shares. In the event of a change of control of the Company, all unvested shares of restricted stock will immediately vest.

On April 14, 2015, the Company entered into an amended and restated employment agreement (the “A&R Employment Agreement”) with Mr. Shmidman for a term continuing through December 31, 2018, unless otherwise terminated in accordance with the terms of the A&R Employment Agreement (the “Term”).

During the Term, Mr. Shmidman will receive a base salary of not less than $600,000 per annum, subject to increases from time to time as determined by the Company’s board of directors or the compensation committee thereof (such salary, the “Base Salary”). Mr. Shmidman is also be eligible to receive an annual performance bonus of up to 150% of the Base Salary based on the attainment of certain performance targets to be agreed upon by the Company and Mr. Shmidman, subject to certain adjustments as set forth in the A&R Employment Agreement (the “Annual Bonus”). If applicable, the Annual Bonus will be due and payable to Mr. Shmidman annually, payable in the year following the fiscal year for which the Annual Bonus was earned on the earlier of (i) the date the Company files its Annual Report on Form 10-K for the fiscal year for which the Annual Bonus was earned and (ii) April 1st of the following year. In addition, the A&R Employment Agreement provided for an equity compensation grant to Mr. Shmidman of 300,000 restricted stock units (the “RSUs”), of which 100,000 RSUs are time-vested, with 1/3 vesting on the last calendar day of each of 2016, 2017 and 2018, and 200,000 RSUs vesting based on the Company’s attainment of certain performance targets, with 1/3 vesting on the last calendar day of each of 2016, 2017 and 2018, subject to certain catch-up provisions if the performance targets are not met in one year but are met in a subsequent year.

In the event Mr. Shmidman’s employment is terminated by the Company without Cause or by Mr. Shmidman for Good Reason, each as defined in the A&R Employment Agreement, Mr. Shmidman will be entitled to receive, among other things, (i) an amount equal to 2.0 times the sum of (x) the then-current Base Salary and (y) the greater of (i) the actual Annual Bonus for the year immediately preceding the year in which the date of termination occurs or (ii) 150% of the then-current Base Salary, (ii) any Annual Bonus earned but unpaid for the prior year and (iii) in the event such resignation or termination occurs following the Company’s first fiscal quarter of any year, a pro-rated Annual Bonus for the year in which Mr. Shmidman’s employment was terminated. In addition, any unvested portion of Mr. Shmidman’s Restricted Stock Award, as defined in the A&R Employment Agreement, and RSUs shall accelerate and become fully vested on the date of such termination. In addition, the A&R Employment Agreement provides that, if Mr. Shmidman is terminated after a Change in Control, as defined in the A&R Employment Agreement, or after the execution of a definitive agreement the consummation of which would constitute a Change in Control, any unvested PSUs, as defined in the A&R Employment Agreement, shall accelerate and become fully vested on the date of such termination.

Pursuant to the terms of the A&R Employment Agreement, Mr. Shmidman is also subject to customary (i) confidentiality provisions, (ii) non-competition provisions during the Term and for the Restricted Period thereafter, as defined in the A&R Employment Agreement, and (iii) non-solicitation provisions during the Term and for a period of (A) eighteen (18) months thereafter with respect to the Company’s employees and (B) twelve (12) months thereafter with respect to the Company’s customers.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

Gary Klein Employment Agreement

On November 29, 2012, the Board appointed Gary Klein as the Company’s Chief Financial Officer for a term of three years. During the term of his employment, Mr. Klein will receive a base salary of $250,000 per annum, which is subject to increase, and he will be eligible to receive an annual cash performance bonus of up to 50% of his base salary based on the attainment of an EBITDA target to be agreed upon by the Company and Mr. Klein. Mr. Klein received a signing bonus of $20,000 and on November 29, 2012, the Company issued 80,000 shares of restricted stock to Mr. Klein of which 20,000 shares, or 25%, vested upon Mr. Klein’s employment commencement date, with the remaining shares vesting in equal installments on each of the first, second and third anniversaries of Mr. Klein’s start date. On November 1, 2013, the Compensation Committee resolved to cancel the shares of restricted stock issued to Mr. Klein on November 29, 2012 and to issue replacement shares of restricted stock under the 2013 Stock Incentive Plan on the same terms and subject to the same vesting schedule as the cancelled shares. In the event of a change of control of the Company, all unvested shares of restricted stock will immediately vest.

On June 3, 2014, the Company entered into an employment agreement (the “CFO Employment Agreement”) with Mr. Klein for a term continuing through December 31, 2016. Pursuant to the CFO Employment Agreement, during the term of his employment, Mr. Klein will receive a base salary of not less than $250,000 for the 2014 calendar year, $300,000 for the 2015 calendar year and $325,000 for the 2016 calendar year. Mr. Klein will be eligible to receive an annual cash performance bonus of up to 60% of his then current base salary based on the attainment of certain performance targets established by the Compensation Committee which will be the same as the performance targets established for the Company’s Chief Executive Officer.

In the event Mr. Klein’s employment is terminated by the Company “without cause” or by Mr. Klein for “good reason,” each as defined in the CFO Employment Agreement, Mr. Klein will receive all earned but unpaid base salary and payment for all accrued but unused vacation time through the date of termination of the CFO Employment Agreement, as well as any benefits to which Mr. Klein may be entitled under employee benefit plans (collectively, the “Amounts and Benefits”). Mr. Klein will also receive as severance an amount equal to the base salary that Mr. Klein would have received for the remainder of the term of the CFO Employment Agreement had Mr. Klein’s employment continued until the end of the employment period along with any unpaid earned bonuses for prior years and, in the event such resignation or termination occurs following the Company’s first fiscal quarter of any year, a pro-rated annual bonus for the year in which his employment was terminated. In addition, in the event Mr. Klein’s employment is terminated by the Company without cause or by Mr. Klein for good reason or in the event of a Change in Control (as defined in the CFO Employment Agreement), the unvested restricted stock awards will accelerate and become fully vested on the date of his termination. If Mr. Klein is terminated for “cause” by the Company or Mr. Klein terminates his employment without “good reason,” the Company will have no further obligations to Mr. Klein except to pay Mr. Klein the Amounts and Benefits.

NOTE 13 - PREFERRED STOCK

As of December 31, 2015, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.01 per share, none of which were designated or issued and outstanding. The board of directors of the Company is authorized, with the limitations and restrictions set forth in the Company’s certificate of incorporation, to designate from time to time the terms of the preferred stock.

On February 3, 2012, Old Sequential designated a series of preferred stock entitled “Series A Preferred Stock”. The Certificate of Designation set forth the rights, preferences, privileges and restrictions of the Series A Preferred Stock, which included the following:

•	the authorized number of shares of Series A Preferred Stock is 19,400, having a par value $0.001 per share and a stated value of $1,000 per share (“Stated Value”);

•	holders of Series A Preferred Stock are not entitled to dividends or any liquidation preference.

•	Series A Preferred Stock may only be transferred by a holder of such stock to a transferee if such transfer also includes a transfer to the transferee of $1,000 in principal amount of Debentures for each one share of transferred Series A Preferred Stock;

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

•	holders of Series A Preferred Stock vote together as a single class with the holders of common stock on all matters requiring approval of the holders of common stock, except that each share of Preferred Stock is entitled to 381 votes per share (which is the number of shares of common stock a Debenture holder would receive if it converted $1,000 in principal amount of Debentures into common stock at the Conversion Price), which number of votes per share is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions relating to the Company’s common stock;

•	as long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation, (b) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of such holders, (c) increase the number of authorized shares of Series A Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing; and

•	upon conversion of the principal amount of a Debenture, in whole or in part, into shares of common stock or upon the repayment of the principal amount of a Debenture, in whole or in part, by the Company, the Company has the right to and will redeem from the Debenture holder at a price of $0.001 per share, a number of shares of Series A Preferred Stock determined by dividing (i) the outstanding principal amount of the Debenture that has been repaid or converted into common stock, as applicable by (ii) the Stated Value.

As more fully discussed in Note 9, in connection with the TCP Conversion on March 28, 2013, the Company redeemed all of the 14,500 issued and outstanding shares of Series A Preferred Stock held by TCP WR for a nominal fee of $14.50 (unrounded).

NOTE 14 - STOCK INCENTIVE PLAN, OPTIONS AND WARRANTS

Stock Options

Old Sequential

On January 5, 2006, the Company adopted the 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”), which authorized the granting of a variety of stock-based incentive awards. The 2005 Stock Incentive Plan was administered by the Company’s Board, or a committee appointed by the Board, which determined the recipients and terms of the awards granted. The 2005 Stock Incentive Plan provided for the issuance of both incentive stock options (“ISOs”) and non-qualified stock options (“NQOs”). ISOs could only be granted to employees and NQOs could be granted to directors, officers, employees, consultants, independent contractors and advisors. The 2005 Stock Incentive Plan provided for a total of 366,667 shares of common stock to be reserved for issuance under the 2005 Stock Incentive Plan.

On July 24, 2013, the Board approved and adopted the 2013 Stock Incentive Plan. The 2013 Stock Incentive Plan replaced the 2005 Stock Incentive Plan. No new grants will be granted under the 2005 Stock Incentive Plan as of July 24, 2013. Grants that were made under the 2005 Stock Incentive Plan prior to the Board’s approval and adoption of the 2013 Stock Incentive Plan will continue to be administered in effect in accordance with their terms. The 2013 Stock Incentive Plan became effective on July 24, 2013 and, subject to the right of the Board to amend or terminate the 2013 Stock Incentive Plan in accordance with terms and conditions thereof, will remain in effect until all shares of the Company’s common stock reserved for issuance thereunder have been delivered and any restrictions on such shares have lapsed. Notwithstanding the foregoing, no shares of the Company’s common stock may be granted under the 2013 Stock Incentive Plan on or after July 24, 2023.

New Sequential

On December 4, 2015, in connection with the Mergers, the Company filed a registration statement, whereby The Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan (the “2013 Plan”) authorizes the issuance of not more than 2,500,000 shares of the registrant’s Common Stock.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

The 2013 Stock Incentive Plan is administered by the Compensation Committee. Under the 2013 Stock Incentive Plan, the Compensation Committee is authorized to grant awards to employees, consultants and any other persons to whom the 2013 Stock Incentive Plan is applicable and to determine the number and types of such awards and the terms, conditions, vesting and other limitations applicable to each such award. The Compensation Committee has the power to interpret the 2013 Stock Incentive Plan and to adopt such rules and regulations as it considers necessary or appropriate for purposes of administering the 2013 Stock Incentive Plan.

The following types of awards or any combination of awards may be granted under the 2013 Stock Incentive Plan: (i) NQOs, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) other stock-based awards, (vi) dividend equivalents and (vii) cash-based awards. The aggregate number of shares of the Company’s common stock that are reserved for awards to be granted under the 2013 Stock Incentive Plan is 2,500,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events.

Stock-based Compensation Expense

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The risk free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies, the expected life is based on the estimated average of the life of options using the simplified method as prescribed by Staff Accounting Bulletin Topic 14 Share-Based Payment, and forfeitures are estimated on the date of grant based on certain historical data. The Company utilizes the simplified method to determine the expected life of the options due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

The following table summarizes the Company’s stock option activity for the years ended December 31, 2015, 2014 and 2013:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average Exercise	Contractual Life	Aggregate
	Options	Price	(in Years)	Intrinsic Value
	(in thousands, except share, per share and years data)
Outstanding - January 1, 2013	404,800	$4.09	7.3	$808
Granted	67,000	3.18
Exercised	(41,473)	(2.52)
Forfeited or Canceled	(6,660)	(8.74)
Outstanding - January 1, 2014	423,667	$4.45	2.7	$812
Granted	38,500	10.07
Exercised	(87,667)	(4.76)
Forfeited or Canceled	(1,333)	(18.75)
Outstanding - January 1, 2015	373,167	$4.91	2.0	$3,166
Granted	10,000	12.93
Exercised	(253,666)	(2.80)
Forfeited or Canceled	-	-
Outstanding - December 31, 2015	129,501	$9.65	3.0	$148

Exercisable - December 31, 2015	108,500	$9.65	2.9	$134

A summary of the changes in the Company’s unvested stock options is as follows:

		Weighted-
	Number of	Average Grant
	Options	Date Fair Value
Unvested - January 1, 2013	46,240	$0.01
Granted	67,000	3.18
Vested	(50,573)	(0.40)
Forfeited or Canceled	(667)	(0.10)
Unvested - January 1, 2014	62,000	$3.21
Granted	38,500	10.07
Vested	(60,000)	(1.08)
Forfeited or Canceled	-	-
Unvested - January 1, 2015	40,500	$2.74
Granted	10,000	2.97
Vested	(29,500)	(2.85)
Forfeited or Canceled	-	-
Unvested - December 31, 2015	21,000	$2.71

During the year ended December 31, 2015, the Company granted an aggregate of 10,000 stock options to employees for future services. These stock options are exercisable over a five-year term and vested on December 31, 2015. These stock options had a fair value of approximately $30,000 using the Black-Scholes option-pricing model with the following weighted-average assumptions:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

Risk-free interest rate	0.90%
Expected dividend yield	0.00%
Expected volatility	32.10%
Expected life	3.00 years

The Company recorded less than $0.1 million during the year ended December 31, 2015 as compensation expense pertaining to these grants.

During the year ended December 31, 2014, the Company granted an aggregate of 38,500 stock options to employees for future services. These stock options are exercisable over a five-year term and vest over a period of one to three years. These stock options had a fair value of approximately $0.1 million using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.04%
Expected dividend yield	0.00%
Expected volatility	37.32%
Expected life	3.0 - 3.5 years

The Company recorded approximately $0.1 million and less than $0.1 million during the years ended December 31, 2015 and 2014, respectively, as compensation expense pertaining to these grants.

During the year ended December 31, 2013, the Company granted 47,000 stock options to employees and 20,000 stock options to a consultant for future services. These stock options are exercisable over a five-year term for employees and a ten-year term for the consultant and vest over a period of one to three years. These stock options had a fair value of $0.1 million using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.81%
Expected dividend yield	0.00%
Expected volatility	55.98%
Expected life	3.0 - 5.5 years

The Company recorded approximately less than $0.1 million during each of the years ended December 31, 2015 and 2014 and $0.1 million during the year ended December 31, 2013 as compensation expense pertaining to these grants.

Total compensation expense related to stock options for the years ended December 31, 2015, 2014 and 2013 was approximately $0.1 million for each year. Total unrecognized compensation expense related to unvested stock options at December 31, 2015 amounted to less than $0.1 million and is expected to be recognized over a weighted average period of approximately 0.8 years.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

Warrants

The following table summarizes the Company’s outstanding warrants:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average Exercise	Contractual Life	Aggregate
	Warrants	Price	(in Years)	Intrinsic Value
	(in thousands, except share, per share and years data)
Outstanding - January 1, 2013	2,250,762	$2.23	4.0	$6,290
Granted	580,160	6.07
Exercised	(1,083,333)	(1.62)
Forfeited or Canceled	(2,667)	(7.50)
Outstanding - January 1, 2014	1,744,922	$3.88	3.5	$3,323
Granted	-	-
Exercised	(1,104,762)	2.63
Forfeited or Canceled	-	-
Outstanding - January 1, 2015	640,160	$6.04	3.1	$4,501
Granted	200,000	13.32
Exercised	(38,400)	(5.76)
Forfeited or Canceled	-	-
Outstanding - December 31, 2015	801,760	$7.87	4.1	$1,377

Exercisable - December 31, 2015	651,760	$6.61	2.9	$1,377

A summary of the changes in the Company’s unvested warrants is as follows:

		Weighted-
	Number of	Average Grant
	Warrants	Date Fair Value
Unvested - January 1, 2013	45,000	$3.05
Granted	580,160	3.71
Vested	(585,160)	(3.71)
Forfeited or Canceled	-	-
Unvested - January 1, 2014	40,000	$3.00
Granted	-	-
Vested	(25,000)	2.97
Forfeited or Canceled	-	-
Unvested - January 1, 2015	15,000	$3.05
Granted	200,000	6.32
Vested	(65,000)	5.57
Forfeited or Canceled	-	-
Unvested - December 31, 2015	150,000	$6.32

During the year ended December 31, 2015, the Company issued ten-year warrants to purchase up to an aggregate of 200,000 shares of the Company’s common stock at an exercise price of $13.32 to a non-employee. These warrants had a fair value of approximately $1.3 million using the Black-Scholes option-pricing model with the following weighted-average assumptions:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

Risk-free interest rate	2.16%
Expected dividend yield	0.00%
Expected volatility	45.84%
Expected life	7.25 years

The Company recorded approximately $0.4 million during the year ended December 31, 2015 as compensation expense pertaining to this grant. The Company marks-to-market the expense for the warrants granted to the non-employee.

The Company did not grant any warrants during the year ended December 31, 2014.

During the year ended December 31, 2013, the Company issued the following warrants through acquisitions:

•	in connection with the acquisition of the Heelys brand, the Company issued five-year warrants to purchase up to an aggregate of 28,000 shares of the Company’s common stock at an exercise price of $6.01 per share.
•	in connection with the acquisition of Brand Matter LLC, the Company issued five-year warrants to purchase up to an aggregate of 125,000 shares of the Company’s common stock at an exercise price of $10.00 per share.
•	in connection with the acquisition of the Revo brand, the Company issued five-year warrants to purchase up to an aggregate of 122,000 shares of the Company’s common stock at an exercise price of $5.80 per share.

During the year ended December 31, 2013, in connection with the acquisition of The Franklin Mint brand, the Company issued five-year warrants to purchase up to an aggregate of 10,000 shares of the Company’s common stock at an exercise price of $5.35 per share. These warrants had a fair value of less than $0.1 million using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.37%
Expected dividend yield	0.00%
Expected volatility	55.27%
Expected life	5.0 years

During the year ended December 31, 2013, in connection with the Second Lien Loan Agreement, the Company issued five-year warrants to purchase up to an aggregate of 285,160 shares of the Company’s common stock at an exercise price of $4.50 per share.

During the year ended December 31, 2013, the Company granted 10,000 warrants to a consultant for future services. The warrants are exercisable at an exercise price of $5.80 per share over a five-year term and vest over one year. These warrants had a fair value of less than $0.1 million using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.72%
Expected dividend yield	0.00%
Expected volatility	55.67%
Expected life	5.0 years

The Company did not record expense pertaining to this grant in 2015. The Company recorded less than $0.1 million during each of the years ended December 31, 2014 and 2013 as compensation expense pertaining to this grant.

Total compensation expense related to warrants for the year ended December 31, 2015 was approximately $0.4 million, and less than $0.1 million for each of the years ended December 31, 2014 and 2013. Total unrecognized compensation expense related to warrants at December 31, 2015 amounted to approximately $0.6 million and is expected to be recognized over a weighted average period of approximately 1.4 years.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

Restricted Stock and Restricted Stock Units

A summary of the time-based restricted stock and time-based restricted stock units activity for the years ended December 31, 2015, 2014 and 2013 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average Grant	Contractual Life	Aggregate
	Shares	Date Fair Value	(in Years)	Intrinsic Value
	(in thousands, except share, per share and years data)
Unvested - January 1, 2013	357,147	$5.62	3.9	$-
Granted	234,999	5.80
Vested	(127,299)	(5.64)
Unvested - January 1, 2014	464,847	$5.71	2.9	$20
Granted	260,620	6.87
Vested	(212,881)	5.72
Unvested - January 1, 2015	512,586	$6.30	1.9	$3,470
Granted	289,602	13.29
Vested	(291,535)	6.96
Unvested - December 31, 2015	510,653	$9.89	2.0	$510

During the year ended December 31, 2015, the Company granted (i) 100,000 time-based restricted stock units to the Company’s Chief Executive Officer, Mr. Shmidman, pursuant to the A&R Employment Agreement, (ii) 15,000 shares of time-based restricted stock to an employee for future services, (iii) 24,452 shares of time-based restricted stock to members of the Company’s board of directors in connection with their annual director grant and (iv) 150,150 shares of time-based restricted stock to a non-employee pursuant to a partnership agreement. These shares of time-based restricted stock had a grant date fair value of approximately $3.8 million and vest over a period of one to four years. At each reporting period, the Company marks-to-market the value of the shares of time-based restricted stock granted to the non-employee.

The Company recorded approximately $0.8 million during the year ended December 31, 2015 as compensation expense pertaining to these grants.

During the year ended December 31, 2014, the Company granted (i) 137,500 shares of time-based restricted stock to employees, (ii) 100,000 shares of time-based restricted stock to a consultant for future services and (iii) 23,120 shares of restricted stock to members of the Company’s board of directors in connection with their annual director grant. These shares of time-based restricted stock had a grant date fair value of approximately $1.8 million and vest over a period of one to three and one-half years. The Company marks-to-market the expense for the shares of restricted stock granted to the consultant.

The Company recorded approximately $0.6 million and $0.7 million during the years ended December 31, 2015 and 2014, respectively, as compensation expense pertaining to these grants.

During the year ended December 31, 2013, the Company granted (i) 53,000 shares of time-based restricted stock to employees, (ii) 125,000 shares of time-based restricted stock to a consultant for future services, (iii) 31,999 shares of restricted stock to members of the Company’s board of directors in connection with their annual director grant and (iv) 25,000 shares of time-based restricted stock to its Chief Financial Officer, Mr. Klein, for future services. These shares of restricted stock had a grant date fair value of approximately $1.4 million and vest over a period of one to four years. The Company marks-to-market the expense for the shares of restricted stock granted to the consultant.

The Company recorded approximately $0.5 million, $0.8 million and $0.3 million during the years ended December 31, 2015, 2014 and 2013, respectively, as compensation expense pertaining to these grants.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

Total compensation expense related to time-based restricted stock and time-based restricted stock unit grants for the years ended December 31, 2015, 2014 and 2013 was approximately $2.5 million, $2.1 million and $1.0 million, respectively.

Performance Stock Units

A summary of the PSUs activity for the years ended December 31, 2015 and 2014 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average Grant	Contractual Life	Aggregate
	Shares	Date Fair Value	(in Years)	Intrinsic Value
	(in thousands, except share, per share and years data)
Unvested - January 1, 2014	-	$-	-	$-
Granted	1,325,000	10.23
Vested	-	-
Unvested - January 1, 2015	1,325,000	$10.23	2.1	$3,904
Granted	200,000	14.33
Vested	(210,500)	(9.33)
Forfeited or Cancelled	(6,000)	(13.81)
Unvested - December 31, 2015	1,308,500	$10.98	1.4	$96

During the year ended December 31, 2015, the Company granted 200,000 PSUs to the Company’s Chief Executive Officer, Mr. Shmidman, pursuant to the A&R Employment Agreement. These PSUs had a grant date fair value of approximately $2.9 million and vest over a period of three and one-half years. The Company’s performance metrics related to this grant begin in 2016.

During the year ended December 30, 2014, the Company granted 990,000 PSUs to employees and consultants. These PSUs had a grant date fair value of approximately $9.5 million and vest over a period of three years. These PSUs require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned. The Company recorded approximately $1.2 million during the year ended December 31, 2015 as compensation expense in the consolidated statement of operations pertaining to these PSUs as the performance metrics were achieved. The Company did not record compensation expense pertaining to these PSUs during the year ended December 31, 2014 as the performance metrics were not achieved.

During the year ended December 31, 2014, the Company granted 50,000 PSUs to an employee upon the commencement of his employment with the Company. These PSUs had a grant date fair value of approximately $0.3 million and vest over a period of four years. These PSUs require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned. The Company did not record compensation expense during each of the years ended December 31, 2015 and 2014 pertaining to these PSUs as the performance metrics were not achieved.

During the year ended December 31, 2014, the Company granted 250,000 PSUs to an employee upon the commencement of his employment with the Company. These PSUs had a grant date fair value of approximately $3.4 million and vest over a period of two years. These PSUs require achievement of certain of the Company’s performance metrics, which began in 2015, within each fiscal year for such PSUs to be earned. The Company did not record compensation expense during the year ended December 31, 2015 pertaining to these PSUs as the performance metrics were not achieved.

During the year ended December 31, 2014, the Company granted 35,000 PSUs to employees. These PSUs had a grant date fair value of approximately $0.4 million and vest over a period of two to three years. These PSUs require achievement of certain of the Company’s performance metrics, which began in 2015, within each fiscal year for such PSUs to be earned. The Company recorded approximately $0.1 million during the year ended December 31, 2015 as compensation expense in the consolidated statement of operations pertaining to these PSUs as the performance metrics were achieved.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

On February 24, 2015, the Compensation Committee voted to approve, on a discretionary basis, an award of 198,000 PSUs to employees and consultants under the 2013 Stock Incentive Compensation Plan. Included in the above award were 60,000 PSUs and 36,000 PSUs for Mr. Shmidman and Mr. Klein, respectively. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date on which the employees and consultants were communicated the modification of the performance metrics. Total compensation expense related to these PSUs in the approximate amount of $2.0 million was recorded as operating expenses in the consolidated statement of operations for the year ended December 31, 2015.

In addition, the Compensation Committee approved, on a discretionary basis, an award of 12,500 PSUs to an employee upon the commencement of his employment with the Company. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date on which the employee was communicated the modification of the performance metrics. Total compensation expense related to these PSUs in the approximate amount of $0.1 million was recorded as operating expenses in the consolidated statement of operations for the year ended December 31, 2015

Total compensation expense related to the PSUs for the year ended December 31, 2015 was approximately $3.4 million. The Company did not recognize compensation expense related to the PSUs during the year ended December 31, 2014.

NOTE 15 - INCOME TAXES

The Company and its subsidiaries are consolidated and taxes are reported by the parent, Sequential Brands Group, Inc. Taxes are calculated on a consolidated basis at C-Corporation tax rates.

The (benefit from) provision for income taxes from continuing operations for the years ended December 31, 2015, 2014 and 2013 consists of the following:

	2015	2014	2013
	(in thousands)
Federal:
Current provision	$34	$-	$-
Deferred provision	9,771	1,689	1,451
	9,805	1,689	1,451
Foreign:
Current provision	340	146	-
Deferred provision	-	-	-
	340	146	-
State:
Current provision	103	322	63
Deferred provision	(11,605)	779	335
	(11,502)	1,101	398
	$(1,357)	$2,936	$1,849

The difference between the (benefit from) provision for income taxes and the expected income tax provision determined by applying the statutory federal and state income tax rates to pre-tax accounting income (loss) from continuing operations for the years ended December 31, 2015, 2014 and 2013 are as follows:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013

Federal statutory rate	35.0%	35.0%	35.0%
State taxes net of federal tax benefit	9.7%	8.9%	(1.9)%
Non-deductible transaction costs	123.3%	70.0%	(3.6)%
Noncontrolling interest	(174.7)%	(6.5)%	2.2%
Valuation allowance	548.4%	(3.5)%	(53.3)%
Gross receipts tax and minimum statutory state income taxes	0.0%	0.0%	(0.4)%
Nondeductible compensation	33.4%	18.4%	0.0%
Foreign taxes	32.1%	4.2%	0.0%
Other	6.3%	1.7%	0.0%
Change in state tax rates	(741.7)%	0.0%	0.0%
	(128.2)%	128.2%	(22.0)%

The components of the Company’s consolidated deferred income tax balances as of December 31, 2015 and 2014 are as follows:

	2015	2014
	(in thousands)
Deferred income tax assets - current
Bad debt reserve	$135	$111
Accruals and other reserves	378	-
	513	111
Deferred income tax assets - long-term
Net operating loss carryforwards	73,959	15,367
Intangible assets - finite life	10,949	4,109
Stock-based compensation	1,154	461
Property, plant & equipment	4,405	-
Deferred rent	1,048	93
Credits	2,673	-
Deferred revenue	620	-
Available-for-sale securities	2,386	-
Accrued severance	884	-
Deferred compensation	4,813	-
Other	778	171
	103,669	20,201
Deferred income tax liability - long-term
Property, plant & equipment	-	(159)
Intangible assets - Indefinite-lived	(184,881)	(77,056)
	(184,881)	(77,215)

Less: Valuation Allowance	(104,182)	(20,153)

Net deferred income tax liability - long-term	$(184,881)	$(77,056)

Deferred income taxes arise principally from net operating loss (“NOL”) carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2015 and 2014.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

The taxable temporary difference related to indefinite-lived trademarks, which are currently amortized for tax purposes, will reverse when such assets are disposed of or impaired. Because the period for their reversal is not determinable, the net deferred tax liability of approximately $184.9 million and approximately $77.2 million as December 31, 2015 and 2014, respectively, attributable to indefinite-lived trademarks could not be used to offset the deferred tax assets. As of December 31, 2015 and 2014, a valuation allowance of approximately $104.2 million and $20.2 million, respectively, had been recognized for deferred income taxes that may not be realized by the Company in future periods.

The Company has federal NOLs available to carryforward to future periods of approximately $185.5 million as of December 31, 2015 which begin expiring in 2024. The Company has state NOLs available to carryforward to future periods of approximately $208.6 million as of December 31, 2015 which begin expiring in 2016. The Company has foreign tax credits available to carryforward to future periods of approximately $1.9 million as of December 31, 2015 which begin expiring in 2016. The Company has experienced several changes of ownership under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) which place various limitations on the NOLs. The limitation on NOLs are based upon a formula provided under Section 382 of the Code that is based on the fair market value of the Company and prevailing interest rates at the time of the ownership change. An “ownership change” is generally a 50% increase in ownership over a three-year period by stockholders who directly or indirectly own at least five percent of a company’s stock. The limitations on the use of the NOLs under Section 382 could affect the Company’s ability to offset future taxable income.

The Company currently files U.S. federal tax returns and various state tax returns. Tax years that remain open for assessment for federal and state purposes include years ended December 31, 2012 through 2015. The Company is currently under examination by the Internal Revenue Service for the 2013 calendar year, for Galaxy Brands Group Inc.’s separate federal returns for 2013 and August 15, 2014 and for Martha Stewart Living Omnimedia Inc. and Subsidiaries’ 2013 tax returns.

A reconciliation of the consolidated liability, which is recorded as a component of long-term liabilities held for disposition from discontinued operations of wholesale business in the consolidated balance sheets, for gross unrecognized income tax benefits (excluding penalties and interest) for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
	(in thousands)

Balance at beginning of year	$270	$380
Decreases in prior year tax positions	-	-
Increases in prior year tax positions	-	-
Increases in current year tax positions	-	-
Settlements with taxing authorities	-	-
Lapse of statute of limitations	-	(110)
Balance at end of year	$270	$270

If the Company were to prevail on all unrecognized tax benefits recorded, approximately $0.3 million of the unrecognized tax benefits (excluding accrued interest and penalties) at December 31, 2015 would be recorded as a benefit at the effective tax rate. Liabilities for unrecognized tax benefits are included in long-term liabilities held for disposition from discontinued operations of wholesale business in the consolidated balance sheet.

The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties related to tax liabilities in the tax provision. During the years ended December 31, 2015, 2014 and 2013, the Company recognized approximately $24,000, $24,000 and $23,000 in interest and penalties, respectively. The Company has accrued $0.3 million for interest and penalties at both December 31, 2015 and 2014. Accrued interest and penalties are included in long-term liabilities held for disposition from discontinued operations of wholesale business in the consolidated balance sheets.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

NOTE 16 – RELATED PARTY TRANSACTIONS

Entry into 2013 PIPE Purchase Agreements and Registration Rights Agreements

On July 25, 2013, the Company entered into securities purchase agreements (the “2013 PIPE Purchase Agreements”) with certain accredited investors (the “2013 PIPE Investors”), pursuant to which the Company agreed to sell to the 2013 PIPE Investors an aggregate of 8,000,000 shares of the Company’s common stock at a purchase price of $5.50 per share, for a total offering amount of $44.0 million (the “2013 PIPE Transaction”). The 2013 PIPE Investors included TCP SQBG II LLC (“TCP II”), an investment vehicle of Tengram Capital Partners Gen2 Fund, L.P. (“Tengram”), one of the Company’s largest stockholders, which agreed to purchase 257,273 shares, and Mr. Al Gossett, a member of the Board, who agreed to purchase 109,091 shares. The Company’s director, Mr. Sweedler, and the Company’s former director, Mr. Matthew Eby, are managing members of Tengram Capital Associates, LLC (“TCA”), which is the general partner of the managing member of each of TCP WR, TCP SQBG Acquisition, LLC (“TCP Acquisition”) and TCP II. The closing date of the 2013 PIPE Transaction was July 26, 2013.

Relationship with Brand Matter

On March 28, 2013, the Company entered into the BM Purchase Agreement, by and among the Company, ETPH and Brand Matter, pursuant to which the Company acquired from ETPH all of the issued and outstanding equity interests of Brand Matter. Prior to the consummation of the Brand Matter Acquisition, one of the Company’s directors, Mr. Sweedler, and one of the Company’s former directors, Mr. Eby (i) were members of Brand Matter and (ii) served on the board of directors of ETPH, the direct parent of Brand Matter. Mr. Sweedler also (i) served as co-chairman of the board of directors of Brand Matter, (ii) served as an executive officer of Brand Matter and (iii) beneficially owned certain membership interests of ETPH. As a consequence of Mr. Sweedler’s indirect beneficial ownership in Brand Matter and the Company and his and Mr. Eby’s position with ETPH, the Company and Brand Matter as well as the Company and ETPH each appointed special independent committees (on which neither Mr. Sweedler nor Mr. Eby served) to review and negotiate the terms of the Brand Matter Acquisition. Also, in connection with the Brand Matter Acquisition, Mr. Sweedler received shares of the Company’s common stock for all his equity interests in Brand Matter. Mr. Sweedler and Mr. Eby are also controlling partners in Tengram, which indirectly beneficially owns approximately 12.6% of the Company’s outstanding common stock as of the date hereof.

Amended and Restated Stockholders Agreement

On February 22, 2012, the Company, TCP WR and Mr. Dyne, the Company’s former chief executive officer, chief financial officer and director entered into a stockholders agreement (the “Stockholders Agreement”). In connection with the Brand Matter Acquisition, the Company entered into the amended and restated stockholders agreement, dated as of March 27, 2013 (the “Amended Stockholders Agreement”), pursuant to which Mr. Dyne was removed as a party. The terms of the Amended Stockholders Agreement are otherwise substantially similar to those in the Stockholders Agreement.

Entry into 2012 PIPE Purchase Agreement and Registration Rights Agreement

On December 21, 2012, the Company entered into a securities purchase agreement (the “2012 PIPE Purchase Agreement”), by and among the Company and the investors signatory thereto (the “2012 PIPE Investors”), pursuant to which the Company agreed to sell to the 2012 PIPE Investors an aggregate of 4,966,667 shares of the Company’s common stock at a purchase price of $4.50 per share, for a total offering amount of approximately $22.4 million (the “2012 PIPE Transaction”). The 2012 PIPE Investors included the Company’s chief executive officer, Mr. Shmidman, who agreed to purchase 11,111 shares and TCP Acquisition, a fund managed by Tengram, which agreed to purchase 733,333 shares. The closing date of the 2012 PIPE Transaction was January 9, 2013.

Change of Control Transaction with TCP WR Acquisition, LLC

Mr. Sweedler, a director of the Company, and Mr. Eby, a former director of the Company, are managing members of TCA, which is the controlling partner of Tengram, which has the sole voting control over TCP WR. On February 2, 2012, the Company entered into the Tengram Securities Purchase Agreement, pursuant to which the Company sold the Debentures, TCP Warrants and Series A Preferred Stock to TCP WR.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

The Tengram Securities Purchase Agreement provided certain piggyback rights to TCP WR for its shares of the Company’s common stock issued upon conversion of the Debentures or shares of the Company’s common stock issuable upon conversion of the warrants held by TCP WR to be included in a registration statement, subject to customary underwriter cutbacks.

In connection with the Brand Matter Acquisition in March 2013, the Debentures were converted into 5,523,810 shares of the Company’s common stock at the Conversion Price and all of the issued and outstanding shares of Series A Preferred Stock were redeemed for a nominal fee of $14.50 (unrounded).

On December 8, 2014, TCP WR exercised the TCP Warrants to acquire 1,104,762 shares of the Company’s common stock at an exercise price of $2.625 per share for an aggregate exercise price of $2.9 million.

Consulting Services Agreement with Tengram Capital Partners, L.P. (f/k/a Tengram Capital Management L.P.)

Pursuant to an agreement with Tengram Capital Partners, L.P., formerly known as Tengram Capital Management, L.P. (“TCP”), an affiliate of Tengram Capital Partners Gen2 Fund, L.P., which is one of the Company’s largest stockholders, the Company has engaged TCP, effective as of January 1, 2013, to provide services to the Company pertaining to (i) mergers and acquisitions, (ii) debt and equity financing and (iii) such other related areas as the Company may reasonably request from time to time (the “TCP Agreement”). TCP is entitled to receive compensation of $1.0 million, including fees and reimbursement of out-of-pocket expenses in connection with performing its services under the TCP Agreement. The TCP Agreement remains in effect for a period continuing through the earlier of five years or the date on which TCP and its affiliates cease to own in excess of 5% of the outstanding shares of common stock in the Company.

On August 15, 2014, the Company consummated transactions pursuant to an agreement and plan of merger, dated as of June 24, 2014 (the “Galaxy Merger Agreement”) with SBG Universe Brands LLC, a Delaware limited liability company and the Company’s direct wholly-owned subsidiary (“LLC Sub”), Universe Galaxy Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of LLC Sub, Galaxy Brand Holdings, Inc. and Carlyle Galaxy Holdings, L.P. (such transactions, collectively, the “Galaxy Acquisition”). In connection with the Galaxy Merger Agreement, the Company and TCP entered into an amendment to the TCP Agreement (the “Amended TCP Agreement”), pursuant to which, among other things, TCP is entitled to receive annual fees of $0.9 million beginning with fiscal year 2014. In connection with the Galaxy Merger Agreement, a $3.5 million transaction fee was paid to TCP upon consummation of the Galaxy Acquisition.

The Company paid TCP approximately $1.4 million and $0.5 million for services under the Amended TCP Agreement during the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, the Company did not owe TCP for services. At December 31, 2014, the Company owed approximately $0.5 million to TCP. In connection with the consummation of the acquisition of MSLO, a $2.5 million transaction fee was paid to TCP.

Additionally, in July 2013, the Company entered into a consulting arrangement with an employee of TCP (the “TCP Employee”), pursuant to which the TCP Employee provides legal and other consulting services at the request of the Company from time to time. The TCP Employee was also issued 125,000 shares of restricted stock, vesting over a four-year period and 180,000 PSUs, vesting over three years in increments of 20% for 2014, 20% for 2015 and 60% for 2016. The Company paid the TCP Employee approximately $0.6 million and $0.3 million for services under the consulting arrangement during the years ended December 31, 2015 and 2014, respectively. These amounts are included in operating expenses in the Company’s consolidated financial statements. At December 31, 2015 and 2014, there were no amounts owed to the TCP Employee.

Transactions with Tennman WR-T, Inc.

As discussed in Note 5, on May 5, 2014 the Company acquired the remaining 18% interest in Rast Sourcing and Rast Licensing. As part of the Tennman Merger Agreement, the Company is obligated to make royalty payments to Tennman Brands, LLC, subject to the William Rast brand achieving certain performance thresholds. The Company was not obligated to make any royalty payments to Tennman Brands, LLC during the years ended December 31, 2015 and 2014 as the performance thresholds have not been achieved.

Under the prior royalty agreement among Tennman WR-T, Rast Sourcing and Rast Licensing, royalty payments made by Rast Sourcing to Tennman WR-T amounted to approximately $0.5 million and $1.1 million for the years ended December 31, 2014 and 2013, respectively. At December 31, 2015 and 2014, there were no amounts owed to Tennman WR-T. During the years ended December 31, 2014 and 2013, the Company recorded approximately $0.2 million and $0.9 million, respectively, in royalty expense, which is included in operating expenses from continuing operations.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

Transactions with E.S. Originals, Inc.

A division president of the Company maintains a passive ownership interest in one of the Company’s licensees, E.S. Originals, Inc. (“ESO”). The Company receives royalties from ESO under license agreements for certain of the Company’s brands in the footwear category. The Company recorded approximately $14.8 million and $5.2 million of revenue for the years ended December 31, 2015 and 2014, respectively, for royalties earned from ESO license agreements. At December 31, 2015 and December 31, 2014, the Company had approximately $4.1 million and $3.3 million recorded as accounts receivable from ESO in the consolidated balance sheets, respectively.

Acquisition of FUL

On November 17, 2014, the Company made a strategic investment in FUL IP. FUL IP is a collaborative investment between the Company and JALP. FUL IP was formed for the purpose of licensing the FUL trademark to third parties in connection with the manufacturing, distribution, marketing and sale of FUL branded bags, backpacks, duffels, luggage and apparel accessories. JALP contributed the FUL trademark with a fair value of approximately $8.9 million. In exchange for a 50.5% economic interest in FUL IP the Company paid JALP $4.5 million. JALP’s minority member interest in FUL IP has been reflected as noncontrolling interest on the Company’s consolidated balance sheet. One of the Company’s directors, Mr. Al Gossett, has a partial ownership interest in JALP. There was no noncontrolling interest recorded or distributions during the years ended December 31, 2015 and 2014.

Investment in Available-for-Sale Securities

As further discussed in Note 2, in September 2015, the Company purchased available-for-sale securities of an unaffiliated third-party publicly traded company from Tengram Capital Partners, L.P., which is an affiliate of Tengram Capital Partners Gen2 Fund, L.P., one of the Company’s largest stockholders, for an aggregate purchase price of approximately $12.0 million (plus related transaction expenses), which was the purchase price paid by Tengram Capital Partners, L.P. upon the acquisition of such available-for-sale securities in open market transactions. The Company did not pay a fee or any compensation to Tengram Capital Partners, L.P. in connection with the Company’s investment in the available-for-sale securities.

IP License Agreement and Intangible Asset Agreement

In connection with the transactions contemplated by the Mergers, MSLO entered into an Amended and Restated Asset License Agreement (“Intangible Asset Agreement”) and Amended and Restated Intellectual Property License and Preservation Agreement (“IP License Agreement” and, together with the Intangible Asset Agreement, the “IP Agreements”) pursuant to which Ms. Martha Stewart licensed certain intellectual property to MSLO. The IP Agreements grant the Company the right to use of certain properties owned by Ms. Stewart.

The Intangible Asset Agreement has an initial term commencing at the Effective Time and ending on December 31, 2020, provided that the term will automatically be renewed for five additional calendar years ending December 31, 2025 (subject to earlier termination as provided in the employment agreement) if either the aggregate gross licensing revenues (as defined in the employment agreement) for calendar years 2018 through 2020 exceed $195 million or the gross licensing revenues for calendar year 2020 equal or exceed $65 million. The IP License Agreement is perpetual.

During the term of the Intangible Asset Agreement with the Company, Lifestyle Research Center LLC will be entitled to receive a guaranteed annual payment of $1.7 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company. During the term of IP Agreement with the Company, Ms. Stewart will be entitled to receive a guaranteed annual payment of $1.3 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

Registration Rights Agreement

On June 22, 2015, Martha Stewart, the Martha Stewart Family Limited Partnership, Alexis Stewart, the Martha Stewart 1999 Family Trust, the Martha Stewart 2000 Family Trust and the Martha and Alexis Stewart Charitable Foundation (collectively, the “Stewart Stockholders”) entered into an agreement (the “Registration Rights Agreement”) with the Company, which grants the Stewart Stockholders certain “demand” registration rights for up to two offerings of greater than $15 million each, certain “S-3” registration rights for up to three offerings of greater than $5 million each and “piggyback” registration rights with respect to the shares of the Company’s common stock held by the Stewart Stockholders (whether issued pursuant to the Merger Agreement or acquired thereafter) and their transferees. All reasonable expenses incident to such registrations generally are required to be borne by the Company. The Registration Rights Agreement became effective on December 4, 2015.

NOTE 17 – PROFIT SHARING PLAN

The Company has established a 401(k) profit-sharing plan for the benefit of eligible employees. The Company may make contributions to the plan as determined by the Board. The Company accrued a matching contribution of approximately $0.2 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively. There was no contribution made during the year ended December 31, 2013.

NOTE 18 – 2012 PRIVATE PLACEMENT TRANSACTION

On December 21, 2012, the Company entered into the 2012 PIPE Purchase Agreement with the 2012 PIPE Investors, pursuant to which the Company agreed to sell to the 2012 PIPE Investors an aggregate of 4,966,667 shares of the Company’s common stock at a purchase price of $4.50 per share, for a total offering amount of approximately $22.4 million. Net proceeds, after the payment of legal and other expenses of approximately $1.2 million, amounted to approximately $21.2 million.

The 2012 PIPE Transaction was consummated on January 9, 2013 and a portion of the proceeds was used to fund the acquisition of Heelys. Affiliates of the Company purchased 744,444 shares, with the Company’s Chief Executive Officer, Mr. Shmidman, purchasing 11,111 shares and TCP Acquisition purchasing 733,333 shares. One of the Company’s directors, Mr. Sweedler, and one of the Company’s former directors, Mr. Eby, are managing members of TCA, which is the controlling partner of Tengram. As contemplated by the 2012 PIPE Purchase Agreement, the Company also entered into a registration rights agreement with the 2012 PIPE Investors on January 9, 2013, as amended on May 14, 2013.

NOTE 19 – 2013 PRIVATE PLACEMENT TRANSACTION

On July 25, 2013, the Company entered into the 2013 PIPE Purchase Agreements with the 2013 PIPE Investors, pursuant to which the Company agreed to sell to the 2013 PIPE Investors an aggregate of 8,000,000 shares of the Company’s common stock, par value $0.001, at a purchase price of $5.50 per share, for a total offering amount of $44.0 million. Certain affiliates of the Company, including Mr. Al Gossett, a member of the Company’s Board, and TCP II, an entity affiliated with Tengram, agreed to purchase 109,091 shares and 257,273 shares, respectively, in the 2013 PIPE Transaction. Net proceeds, after the payment of legal and other expenses of approximately $3.2 million, amounted to approximately $40.8 million.

The Company used a portion of the proceeds to fund the acquisition of the Revo brand and for general corporate purposes, including other business acquisitions, and to pay the fees and expenses associated therewith.

NOTE 20 – RESTRUCTURING

For the year ended and on a cumulative basis through December 31, 2015, the Company recorded $8.7 million of restructuring charges in connection with licensing our publishing operations to Meredith which MSLO previously operated in-house and headcount reductions. These charges consisted of $5.5 million of severance and related benefits associated with headcount reductions, $1.6 million of contract termination costs, $0.7 million of professional fees and $0.9 of asset write-offs. The associated employee headcount reductions in connection with the reduction in workforce were 51 employees. These charges are included in operating expenses in the consolidated statement of operations. The Company expects to incur $2.1 million of additional charges associated with this action.

The Company did not incur restructuring charges for the years ended December 31, 2014 and 2013.

Restructuring accruals of approximately $6.9 million as of December 31, 2015, are included in accounts payable and accrued expenses on the consolidated balance sheet. These accruals included amounts provided for severance and related benefits, contract termination fees and professional fees. The Company has paid approximately $0.9 million in cash related to this initiative as of December 31, 2015.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

Changes in the restructuring accruals during fiscal 2015 were as follows:

	Severance & Related Benefits	Contract Termination Costs	Professional Fees	Total Accrual
	(in thousands)
Balance at January 1, 2015	$-	$-	$-	$-
Charges to expense	5,471	1,628	679	7,778
Amounts paid	(827)	-	(100)	(927)
Balance at December 31, 2015	$4,644	$1,628	$579	$6,851

The majority of the remaining severance and related benefits and contract termination costs are expected to be paid by the end of fiscal 2016.

NOTE 21 – QUARTERLY DATA (UNAUDITED)

Unaudited quarterly consolidated financial information for 2015 and 2014 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(in thousands, except per share data)
2015
Net revenue	$13,617	$20,235	$22,981	$31,429

Income from operations	4,941	8,310	13,021	3,379

Income (loss) before income taxes	2,481	518	6,811	(8,751)

Consolidated net income (loss)	1,562	549	4,351	(4,046)

Net income attributable to noncontrolling interest	(118)	(1,876)	(1,623)	(1,670)

Net income (loss) attributable to Sequential Brands Group, Inc. and Subsidiaries	1,444	(1,327)	2,728	(5,716)

Basic earnings (loss) per share:
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$0.04	$(0.03)	$0.07	$(0.12)

Diluted earnings (loss) per share:
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$0.04	$(0.03)	$0.06	$(0.12)

(1)	During the fourth quarter of 2015, the Company recorded approximately $8.7 million in restructuring charges, wrote-off approximately $1.3 million for a receivable related to estimated inventory acquired and sold to a third-party during the acquisition of the Revo brand in 2013 and a recorded a gain of $0.4 million related to a write-off of acquired estimated liabilities assumed during the acquisition of Galaxy Brand Holdings, Inc. during 2014

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 AND 2013

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2014
Net revenue	$6,262	$7,003	$10,000	$18,572

Income (loss) from operations	2,512	567	(1,015)	9,967

Income (loss) before income taxes	1,244	(664)	(4,870)	6,580

Consolidated net income (loss)	847	(515)	2,733	(3,711)

Net income attributable to noncontrolling interest	(105)	(92)	(88)	(137)

Net income (loss) attributable to Sequential Brands Group, Inc. and Subsidiaries	742	(607)	2,645	(3,848)

Basic earnings (loss) per share:
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$0.03	$(0.02)	$0.08	$(0.10)

Diluted earnings (loss) per share:
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$0.03	$(0.02)	$0.08	$(0.10)

Schedule II – Valuation and Qualifying Accounts

Sequential Brands Group, Inc.

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Reserves and allowance deducted from asset accounts:

Accounts receivable (a):

Year Ended December 31, 2015	$169	$201	$(99)	$271
Year Ended December 31, 2014	$135	$75	$(41)	$169
Year Ended December 31, 2013	$-	$250	$(115)	$135

(a) - These amounts include reserves for doubtful accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: March 14, 2016	/s/ Yehuda Shmidman
By: Yehuda Shmidman
Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yehuda Shmidman	Chief Executive Officer, Director
Yehuda Shmidman	(Principal Executive Officer)	March 14, 2016

/s/ Gary Klein	Chief Financial Officer (Principal
Gary Klein	Financial and Accounting Officer)	March 14, 2016

/s/ William Sweedler	Chairman of the Board of Directors
William Sweedler		March 14, 2016

/s/ Rodney Cohen	Director
Rodney Cohen		March 14, 2016

/s/ Al Gossett	Director
Al Gossett		March 14, 2016

/s/ Aaron Hollander	Director
Aaron Hollander		March 14, 2016

/s/ Gary Johnson	Director
Gary Johnson		March 14, 2016

/s/ Stewart Leonard, Jr.	Director
Stewart Leonard, Jr.		March 14, 2016

/s/ Martha Stewart	Director
Martha Stewart		March 14, 2016

S-1

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated as of June 22, 2015, by and among Martha Stewart Living Omnimedia, Inc. (SEC File No. 001-15395) (“MSLO”), Madeline Merger Sub, Inc., SQBG, Inc. (previously known as Sequential Brands Group, Inc.) (SEC File No. 001-36082) (“SQBG”), Singer Merger Sub., Inc. and Sequential Brands Group, Inc. Incorporated by reference to Exhibit 2.1 to SQBG’s Current Report on Form 8-K filed on June 22, 2015. *

2.2	Letter Agreement, dated as of October 22, 2015, by and among Sequential Brands Group, Inc., SQBG, Inc., Martha Stewart Living Omnimedia, Inc., Singer Merger Sub, Inc. and Madeline Merger Sub, Inc. Incorporated by reference to Exhibit 2.2 to our Registration Statement on Form S-4/A filed October 22, 2015.

2.3	Purchase Agreement, dated as of April 1, 2015, by and among SQBG, With You, Inc., Corny Dog, Inc., With You LLC and Jessica Simpson. Incorporated by reference to Exhibit 2.1 to SQBG’s Quarterly Report on Form 10-Q filed May 6, 2015.*

2.4	Agreement and Plan of Merger, dated as of June 24, 2014, by and among SQBG., SBG Universe Brands, LLC, Universe Galaxy Merger Sub, Inc., Galaxy Brand Holdings, Inc., solely in its capacity as the Stockholder Representative, Carlyle Equity Opportunity GP, L.P. and Carlyle Galaxy Holdings, L.P., for purposes of Section 6.5(b) only. Incorporated by reference to Exhibit 2.1 to SQBG’s Current Report on Form 8-K filed on June 25, 2014.*

3.1	Amended and Restated Certificate of Incorporation of Sequential Brands Group, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed as an 8-K12B, on December 4, 2015.

3.2	Amended and Restated Bylaws of Sequential Brands Group, Inc., effective as of December 4, 2015. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed as an 8-K12B, filed on December 4, 2015.

10.1	Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.12 to SQBG’s Registration Statement on Form SB-2 (File No. 333-130930) filed on January 9, 2006.

10.2	Form of Common Stock Purchase Warrant of People’s Liberation, Inc. Incorporated by reference to Exhibit 10.3 to SQBG’s Current Report on Form 8-K filed on February 28, 2012.

10.3	Preemptive Rights and Board Nominee Agreement by and between Sequential Brands Group, Inc. (as successor to SQBG) and Tennman WR-T, Inc. effective as of October 1, 2011. Incorporated by reference to Exhibit 10.9 to SQBG’s Quarterly Report on Form 10-Q filed on November 21, 2011.

10.4	Amended and Restated Employment Agreement, dated as of April 1, 2015, by and between SQBG and Yehuda Shmidman. Incorporated by reference to Exhibit 10.6 to SQBG’s Quarterly Report on Form 10-Q filed on May 6, 2015.†

10.5	Stock Purchase Agreement, dated November 19, 2012, by and between Sequential Brands Group, Inc. and Yehuda Shmidman. Incorporated by reference to Exhibit 10.30 to SQBG’s Annual Report on Form 10-K filed on April 1, 2013.†

10.6	2015 Restricted Stock Unit Award Agreement, dated as of April 14, 2015, by and between SQBG and Yehuda Shmidman. Incorporated by reference to Exhibit 10.7 to the SQBG’s Quarterly Report on Form 10-Q filed May 6, 2015. †

10.7	Employment Agreement, dated as of June 3, 2014, by and between SQBG and Gary Klein. Incorporated by reference to Exhibit 10.1 to SQBG’s Quarterly Report on Form 10-Q filed on August 14, 2014.†

10.8	Stock Purchase Agreement, dated November 29, 2012, by and between Sequential Brands Group, Inc. and Gary Klein. Incorporated by reference to Exhibit 10.31 to SQBG’s Annual Report on Form 10-K filed on April 1, 2013.†

10.9	Purchase Agreement, dated March 28, 2013, by and among SQBG, ETPH Acquisition, LLC and B®and Matter, LLC. Incorporated by reference to Exhibit 10.1 to SQBG’s Current Report on Form 8-K filed on April 3, 2013.*

E-1

10.10	Amended and Restated Stockholders Agreement, dated March 27, 2013, by and among Sequential Brands Group, Inc. (as successor to SQBG), TCP WR Acquisition, LLC and the other stockholders party thereto. Incorporated by reference to Exhibit 10.7 to SQBG’s Quarterly Report on Form 10-Q filed on May 15, 2013.

10.11	Form of Consent to Amendment to the Registration Rights Agreement, dated May 14, 2013, by and between SQBG and certain investors’ signatory to the Registration Rights Agreement, dated January 9, 2013. Incorporated by reference to Exhibit 10.1 to SQBG’s Current Report on Form 8-K filed on May 17, 2013.

10.12	Asset Purchase Agreement, dated as of August 2, 2013, by and between SBG Revo Holdings, LLC and Oakley, Inc. Incorporated by reference to Exhibit 10.2 of SQBG’s Quarterly Report on Form 10-Q filed on August 12, 2013.*

10.13	Asset Purchase Agreement, dated as of September 8, 2015, by and among SQBG, Joe’s Jeans Inc. and Joe’s Holdings LLC. Incorporated by reference to Exhibit 10.1 to SQBG’s Current Report on Form 8-K filed September 14, 2015.*

10.14	Sequential Brands Group, Inc. 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (Registration No. 333-208343) filed on December 4, 2015.†

10.15	2005 Stock Incentive Plan of People’s Liberation. Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8 (Registration No. 333-208343) filed on December 4, 2015 †

10.16	Employment Agreement, dated as of June 3, 2014, by and between SQBG and Gary Klein. Incorporated by reference to Exhibit 10.1 to SQBG’s Quarterly Report on Form 10-Q filed on August 14, 2014.†

10.17	Registration Rights Agreement, dated as of August 15, 2014, by and between SQBG and Carlyle Equity Opportunity GP, L.P., as the representative of the former stockholders and optionholders of Galaxy Brand Holdings, Inc. Incorporated by reference to Exhibit 10.1 to SQBG’s Current Report on Form 8-K filed on August 18, 2014.

10.18	Amended and Restated First Lien Credit Agreement, dated as of August 15, 2014, by and among SQBG, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent thereunder. Incorporated by reference to Exhibit 10.2 to SQBG’s Current Report on Form 8-K filed on August 18, 2014.*

10.19	Amendment and Restatement Agreement, dated as of April 1, 2015, by and between SQBG and Bank of America, N.A. to the Amended and Restated First Lien Credit Agreement, dated as of August 15, 2014. Incorporated by reference to Exhibit 10.1 to SQBG’s Current Report on Form 8-K filed April 7, 2015.*

10.20	Second Amended and Restated First Lien Credit Agreement, dated as of April 8, 2015, by and among SQBG, the guarantors party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative and collateral agent thereunder. Incorporated by reference to Exhibit 10.3 to SQBG’s Quarterly Report on Form 10-Q filed May 6, 2015.*`

10.21	Limited Consent and Waiver, dated as of September 11, 2015, related to the Second Amended and Restated First Lien Credit Agreement, dated as of April 8, 2015, by and among SQBG, the guarantors party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative and collateral agent thereunder. Incorporated by reference to Exhibit 10.2 to SQBG’s Quarterly Report on Form 10-Q filed on November 9, 2015.

10.22	Joinder and Assumption Agreement, dated as of December 4, 2015, by and among Sequential Brands Group, Inc., SQBG and Bank of America, N.A., as administrative agent and collateral agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 4, 2015.

10.23	Second Lien Credit Agreement, dated as of August 15, 2014, by and among Sequential Brands Group, Inc., the guarantors party thereto, the lenders party thereto and Wilmington Trust National Association, as administrative agent and collateral agent thereunder. Incorporated by reference to Exhibit 10.3 to SQBG’s Current Report on Form 8-K filed on August 18, 2014.*

10.24	Amendment and Restatement Agreement, dated as of April 1, 2015, by and between SQBG and Wilmington Trust, National Association to the Second Lien Credit Agreement, dated as of August 15, 2014. Incorporated by reference to Exhibit 10.2 to SQBG’s Current Report on Form 8-K filed April 7, 2015.*

E-2

10.25	Amended and Restated Second Lien Credit Agreement, dated as of April 8, 2015, by and among SQBG, the guarantors party thereto, the lenders party thereto from time to time and Wilmington Trust, National Association, as administrative and collateral agent thereunder. Incorporated by reference to Exhibit 10.4 to SQBG’s Quarterly Report on Form 10-Q filed May 6, 2015.*

10.26	Incremental Joinder Agreement, First Amendment, dated as of September 11, 2015, to the Amended and Restated Second Lien Credit Agreement, dated as of April 8, 2015, by and among SQBG, the guarantors party thereto, the lenders party thereto from time to time and Wilmington Trust, National Association, as administrative and collateral agent thereunder. Incorporated by reference to Exhibit 10.3 to SQBG’s Quarterly Report on Form 10-Q filed on November 9, 2015.

10.27	Second Amendment, dated as of November 4, 2015, to the Amended and Restated Second Lien Credit Agreement, dated as of April 8, 2015, by and among Sequential Brands Group, Inc., the guarantors party thereto, the lenders party thereto from time to time and Wilmington Trust, National Association, as administrative and collateral agent thereunder. Incorporated by reference to Exhibit 10.4 to SQBG’s Quarterly Report on Form 10-Q filed on November 9, 2015.

10.28	Second Amended and Restated Credit Agreement, dated as of December 4, 2015, by and among, Sequential Brands Group, Inc., SQBG. and certain other subsidiaries of Sequential Brands Group, Inc., Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party to the existing Amended and Restated Second Lien Credit Agreement, dated as of April 8, 2015, by and among, SQBG, the guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 4, 2015.

10.29	Amended and Restated Intercreditor Agreement, dated as of December 4, 2015, by and between Bank of America, N.A., as administrative agent and collateral agent and Wilmington Trust, National Association, as administrative agent and collateral agent, and acknowledged by Sequential Brands Group, Inc. and the guarantors party thereto. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 4, 2015.

10.30	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.5 to SQBG’s Current Report on Form 8-K filed on August 18, 2014.

10.31	Registration Rights Agreement, dated as of June 22, 2015, by and among Sequential Brands Group, Inc., Martha Stewart, Martha Stewart Family Limited Partnership, Alexis Stewart, the Martha Stewart 1999 Family Trust, the Martha Stewart 2000 Family Trust and the Martha and Alexis Stewart Charitable Foundation. Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-205940) filed on July 30, 3015.

10.32	Employment Agreement, dated as of June 22, 2015, by and between the Company and Martha Stewart. Incorporated by reference to Exhibit 99.1 to SQBG’s Current Report on Form 8-K filed on June 23, 2015. †

10.33	Amended and Restated Intellectual Property License and Preservation Agreement, dated as of June 22, 2015, by and between Martha Stewart and Martha Stewart Living Omnimedia, Inc. Incorporated by reference to Exhibit 10.2 to Martha Stewart Living Omnimedia, Inc.’s Current Report on Form 8-K filed on June 23, 2015. †

10.34	Amended and Restated Intangible Asset License Agreement, dated as of June 22, 2015, by and between Lifestyle Research Center, LLC and Martha Stewart Living Omnimedia, Inc. Incorporated by reference to Exhibit 10.3 to Martha Stewart Living Omnimedia, Inc.’s Current Report on Form 8-K filed on June 23, 2015. †

10.35+	Assignment and Assumption Agreement, dated as of March 4, 2016, by and between SQBG, Inc. and Sequential Brands Group, Inc.

10.36+	Form of Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan Nonqualified Stock Option Award Agreement and form of related Notice.

10.37+	Form of Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan Restricted Stock Award Agreement and form of related Notice.

10.38+	Form of Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan Performance Stock Unit Award Agreement.

14.1	Sequential Brands Group, Inc. Code of Ethical Conduct. Incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K, filed as an 8-K12B, on December 4, 2015.
21.1+	Subsidiaries of Sequential Brands Group, Inc.

23.1+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

E-3

31.2+	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement have been omitted. The Registrant undertakes to supplementally furnish a copy of the omitted schedules to the Securities and Exchange Commission upon request.

† Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

+ Filed herewith.

E-4