Form 10-Q
period 2016-03-31
Sequential Brands Group, Inc.
filed 2016-05-10
CIK 1648428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________.

Commission File Number 001-37656

SEQUENTIAL BRANDS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4452789
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

601 West 26th Street, 9th Floor
New York, New York 10018

(Address of principal executive offices) (Zip Code)

(646) 564-2577

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 29, 2016, the registrant had 62,111,140 shares of common stock, par value $.01 per share, outstanding.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may appear throughout this Quarterly Report, including, without limitation, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2015 and our subsequent Quarterly Reports on Form 10-Q.

Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statement. We are not under any obligation, and we expressly disclaim any obligation, to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to such or other forward-looking statements.

Where You Can Find Other Information

Our corporate website address is www.sequentialbrandsgroup.com. The information contained on our website is not part of this Quarterly Report. We file our annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). These reports, and any amendments to these reports, are made available on our website and can be viewed and downloaded free of charge as soon as reasonably practicable after such reports and other information are filed with or furnished to the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, which is available at www.sec.gov.

Unless otherwise noted, references in this Quarterly Report to the “Sequential Brands Group,” “Company,” “our Company,” “we,” “us,” or similar pronouns refer to Sequential Brands Group, Inc. and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Note 2)
Assets
Current Assets:
Cash	$41,379	$41,560
Accounts receivable, net	34,603	42,026
Available-for-sale securities	6,613	5,611
Prepaid expenses and other current assets	5,154	5,276
Current assets held for disposition from discontinued operations of wholesale business	103	113
Total current assets	87,852	94,586

Property and equipment, net	7,529	6,547
Intangible assets, net	872,002	872,277
Goodwill	313,533	314,288
Other assets	1,796	2,139
Total assets	$1,282,712	$1,289,837

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$18,301	$23,722
Deferred revenue	1,023	2,157
Current portion of long-term debt	20,000	19,000
Total current liabilities	39,324	44,879

Long-term debt, net of current portion	518,497	523,065
Deferred tax liability	185,249	184,881
Other long-term liabilities	11,560	10,686
Long-term liabilities held for disposition from discontinued operations of wholesale business	667	677
Total liabilities	755,297	764,188

Commitments and Contingencies

Equity:
Preferred stock Series A, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized; 62,610,960 and 60,991,127 shares issued at March 31, 2016 and December 31, 2015, respectively, and 62,111,140 and 60,480,474 shares outstanding at March 31, 2016 and December 31, 2015, respectively	621	605
Additional paid-in capital	497,943	496,179
Accumulated other comprehensive loss	(5,477)	(6,466)
Accumulated deficit	(39,906)	(38,830)
Treasury stock, at cost; 71,646 shares at March 31, 2016 and none at December 31, 2015	(501)	-
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	452,680	451,488
Noncontrolling interest	74,735	74,161
Total equity	527,415	525,649
Total liabilities and equity	$1,282,712	$1,289,837

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015

Net revenue	$34,008	$13,617

Operating expenses	21,977	8,676

Income from operations	12,031	4,941

Other income	93	700

Interest expense, net	10,690	3,160

Income before income taxes	1,434	2,481

Provision for income taxes	399	919

Net income	1,035	1,562

Net income attributable to noncontrolling interest	(2,111)	(118)

Net (loss) income attributable to Sequential Brands Group, Inc. and Subsidiaries	$(1,076)	$1,444

(Loss) earnings per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic	$(0.02)	$0.04
Diluted	(0.02)	0.04

Weighted-average common shares outstanding:
Basic	61,209,868	39,039,993
Diluted	61,209,868	41,187,458

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended March 31,
	2016	2015

Net income	$1,035	$1,562

Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax	1,002	-
Unrealized loss on interest rate hedging transactions, net of tax	(13)	(106)
Other comprehensive income (loss), net of tax	989	(106)

Comprehensive income	2,024	1,456

Comprehensive income attributable to noncontrolling interest	(2,111)	(118)
Comprehensive (loss) income attributable to Sequential Brands Group, Inc. and Subsidiaries	$(87)	$1,338

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid- in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Sequential Brands Group, Inc. and Subsidiaries Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	Interest	Equity
Balance at January 1, 2016	60,480,474	$605	-	$-	$496,179	$(6,466)	$(38,830)	-	$-	$451,488	$74,161	$525,649

Stock-based compensation	255,666	2	-	-	1,778	-	-	-	-	1,780	-	1,780

Issuance of Galaxy Brand Holdings, Inc. holdback shares	1,375,000	14	-	-	(14)	-	-	-	-	-	-	-

Unrealized loss on interest rate hedging transactions	-	-	-	-	-	(13)	-	-	-	(13)	-	(13)

Unrealized gain on available-for-sale securities	-	-	-	-	-	1,002	-	-	-	1,002	-	1,002

Repurchase of common stock	-	-	-	-	-	-	-	(71,646)	(501)	(501)	-	(501)

Noncontrolling interest distribution	-	-	-	-	-	-	-	-	-	-	(1,537)	(1,537)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	2,111	2,111

Net loss attributable to common stockholders	-	-	-	-	-	-	(1,076)	-	-	(1,076)	-	(1,076)

Balance at March 31, 2016	62,111,140	$621	-	$-	$497,943	$(5,477)	$(39,906)	(71,646)	$(501)	$452,680	$74,735	$527,415

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31
	2016	2015
Cash Flows From Operating Activities
Net income	$1,035	$1,562
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	75	63
Depreciation and amortization	1,143	377
Stock-based compensation	1,780	2,531
Amortization of deferred financing costs	432	303
Gain on sale of trademark	-	(700)
Loss on disposal of fixed assets	501	-
Deferred income taxes	368	806
Changes in operating assets and liabilities:
Accounts receivable	7,348	776
Prepaid expenses and other assets	1,291	(45)
Accounts payable and accrued expenses	(5,461)	(612)
Deferred revenue	(1,134)	(285)
Other liabilities	(887)	(424)
Cash Provided By Operating Activities From Continuing Operations	6,491	4,352
Cash Used In Operating Activities From Discontinued Operations	-	(75)
Cash Provided By Operating Activities	6,491	4,277

Cash Flows From Investing Activities
Acquisition of intangible assets	(72)	(113)
Acquisition of property and equipment	(607)	(207)
Proceeds from sale of property and equipment	45	-
Proceeds from sale of trademark	-	140
Cash Used In Investing Activities	(634)	(180)

Cash Flows From Financing Activities
Proceeds from options exercised	-	13
Proceeds from warrants exercised	-	58
Repayment of long-term debt	(4,000)	(3,000)
Repurchase of common stock	(501)	(660)
Noncontrolling interest distribution	(1,537)	-
Cash Used In Financing Activities	(6,038)	(3,589)

Net (Decrease) Increase In Cash	(181)	508
Cash — Beginning of period	41,560	22,521
Cash — End of period	$41,379	$23,029

Supplemental Disclosures Of Cash Flow Information
Cash paid for:
Interest	$10,000	$2,932
Taxes	$81	$542

Non-cash Investing And Financing Activities
Receivable for sale of trademark	$-	$560

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

1.	Organization and Nature of Operations

Overview

Sequential Brands Group, Inc. (the “Company” or “New Sequential”) owns a portfolio of consumer brands in the fashion, home, athletic and lifestyle categories. The Company aims to maximize the strategic value of its brands by promoting, marketing and licensing its global brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories. The Company’s core strategy is to enhance and monetize the global reach of its existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify its portfolio of brands. The Company licenses brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of March 31, 2016, the Company had more than one-hundred fifty licensees, with wholesale licensees comprising a significant majority.

The Company was formed on June 5, 2015, for the purpose of effecting the merger of Singer Merger Sub, Inc. with and into SQBG, Inc. (formerly known as Sequential Brands Group, Inc.) (“Old Sequential”) and the merger of Madeline Merger Sub, Inc. with and into Martha Stewart Living Omnimedia, Inc. (“MSLO”), with Old Sequential and MSLO each surviving the merger as wholly owned subsidiaries of the Company (the “Mergers”). Prior to the Mergers, the Company did not conduct any activities other than those incidental to its formation and the matters contemplated in the Agreement and Plan of Merger, dated as of June 22, 2015, as amended, by and among the Company, MSLO, Old Sequential, Singer Merger Sub, Inc., and Madeline Merger Sub, Inc. (the “Merger Agreement”). On December 4, 2015, pursuant to the Merger Agreement, Old Sequential and MSLO completed the strategic combination of their respective businesses and became wholly owned subsidiaries of the Company. Old Sequential was the accounting acquirer in the Mergers; therefore, the historical consolidated financial statements for Old Sequential for periods prior to the Mergers are considered to be the historical financial statements of the Company and thus, the Company’s consolidated financial statements reflect Old Sequential’s consolidated financial statements for the period from January 1, 2015 through December 4, 2015, and the Company’s thereafter. References to “the Company” when referring to periods prior to the consummation of the Mergers on December 4, 2015 are references to Old Sequential.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations or cash flows. It is the Company’s opinion, however, that the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 14, 2016, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2015, 2014 and 2013. The financial information as of December 31, 2015 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The interim results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future interim periods.

Reclassification of Prior Year Presentation

On January 1, 2016, the Company adopted Accounting Standards Update (“ASU”) No. 2015-03 – “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The standard’s core principle is that debt issuance costs related to a note are reflected in the balance sheet as a direct deduction from the face amount of that note and amortization of debt issuance costs is reported in interest expense.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

As a result of the adoption of ASU 2015-03, the Company has reclassified certain balance sheet accounts for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. The Company reclassified approximately $7.9 million between Other assets and Long-term debt, net of current portion in the Company’s condensed consolidated balance sheet at December 31, 2015.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees and other customers and its evaluation of their creditworthiness, payment history and account aging. Accounts receivable balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $0.3 million as of each of March 31, 2016 and December 31, 2015.

The Company’s accounts receivable amounted to approximately $34.6 million and approximately $42.0 million as of March 31, 2016 and December 31, 2015, respectively. Two licensees accounted for approximately 26% (14% and 12%) of the Company’s total consolidated accounts receivable balance as of March 31, 2016 and two licensees accounted for approximately 26% (15% and 11%) of the Company’s total consolidated accounts receivable balance as of December 31, 2015. The Company does not believe the accounts receivable balance from these licensees represents a significant collection risk based on past collection experience.

Investments

The Company has marketable securities that are classified as available-for-sale securities under ASC 320, “Investments – Debt and Equity Securities”. Such available-for-sale securities are reported at fair value in the accompanying condensed consolidated balance sheets and at the time of purchase in the unaudited condensed consolidated statements of cash flows as an investing activity. The Company reviews its available-for-sale securities at each reporting period to determine whether a decline in fair value is other-than-temporary. Any decline in fair value that is determined to be other-than-temporary would result in an adjustment for an impairment charge in the accompanying unaudited condensed consolidated statements of operations. The primary factors the Company considers in its determination are (i) the length of time that the fair value of the available-for-sale security is below the Company’s carrying value, (ii) the financial condition and operating performance of the available-for-sale security, (iii) the reason for decline in fair value and (iv) the Company’s intent and ability to hold the investment in available-for-sale security for a period of time sufficient to allow for a recovery in fair value. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific-identification basis. The unrealized gains and losses on the available-for-sale securities held by the Company as of March 31, 2016 and December 31, 2015 are set forth below.

		March 31, 2016
			Gross Unrealized
	Historical Cost	Estimated Fair Value	Gains	Losses
	(in thousands)

Available-for-sale securities	$12,048	$6,613	$-	$(5,435)

		December 31, 2015
			Gross Unrealized
	Historical Cost	Estimated Fair Value	Gains	Losses
	(in thousands)

Available-for-sale securities	$12,048	$5,611	$-	$(6,437)

At March 31, 2016 and December 31, 2015, the Company has concluded that the decline in fair value of its available-for-sale securities is not other-than-temporary.

Goodwill and Intangible Assets

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. In evaluating goodwill for impairment, the Company will first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. Qualitative factors considered include, for example, macroeconomic and industry conditions, overall financial performance and other relevant entity-specific events. If the Company bypasses the qualitative assessment, or concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company will perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

In the first step, the Company will compare the estimated fair value of the reporting unit with its carrying value.  Since the Company has determined that it has a single reporting unit, the Company considers its market capitalization (calculated as total common shares outstanding multiplied by the common equity price per share, as adjusted for a control premium factor) to represent its estimated fair value.  If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed. If, however, the estimated fair value of the reporting unit is less than its carrying amount, the Company will proceed to the second step and calculate the implied fair value of the reporting unit goodwill to determine whether any impairment is required. The implied fair value of the reporting unit goodwill is calculated by allocating the estimated fair value of the reporting unit to all of the unit’s assets and liabilities as if the unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in the amount of that excess.

Intangible assets represent trademarks, customer agreements and patents related to the Company’s brands and a favorable lease. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. The carrying value of intangible assets and other finite-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that indicate that the carrying amount of the indefinite-lived intangible asset may not be recoverable. When conducting its impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that the asset is impaired. If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, the Company then tests the asset for recoverability. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the three months ended March 31, 2016, the Company changed its annual impairment testing date from December 31 to October 1. The Company believes this new date is preferable because it allows for more timely completion of the annual impairment test prior to the end of its annual financial reporting period. The Company has concluded that this change in accounting principle is not material to its financial statements, in part because the change does not delay, accelerate or avoid an impairment charge. The Company has determined that it will be impracticable to objectively determine projected cash flow and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, the Company will apply the change in annual impairment testing date prospectively beginning October 1, 2016.

Treasury Stock

Treasury stock is recorded at cost as a reduction of equity in the accompanying condensed consolidated balance sheets.

Stock-Based Compensation

Compensation cost for restricted stock is measured using the quoted market price of the Company’s common stock at the date the common stock is granted. For restricted stock, for which restrictions lapse with the passage of time (“time-based restricted stock”), compensation cost is recognized on a straight-line basis, reduced for estimated forfeitures, over the period between the issue date and the date that restrictions lapse. Time-based restricted stock is included in total shares of common stock outstanding upon the lapse of applicable restrictions. For restricted stock, for which restrictions are based on performance measures (“performance stock units” or “PSUs”), restrictions lapse when those performance measures have been deemed achieved. Compensation cost for performance stock units is recognized on a straight-line basis, reduced for estimated forfeitures, during the period from the date on which the likelihood of the PSUs being earned is deemed probable and (x) the end of the fiscal year during which such PSUs are granted or (y) the date on which awards of such PSUs may be approved by the compensation committee of the Company’s board of directors (the “Compensation Committee”) on a discretionary basis, as applicable. PSUs are included in total shares of common stock outstanding upon the lapse of applicable restrictions. PSUs are included in total diluted shares of common stock outstanding when the performance measures have been deemed achieved but the PSUs have not yet been issued.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

At each subsequent reporting period prior to the lapse of restrictions on warrants, time-based restricted stock and PSUs granted to non-employees, the Company remeasures the aggregate compensation cost of such grants using the Company’s stock price at the end of such reporting period and revises the straight-line recognition of compensation cost in-line with such remeasured amount.

Income Taxes

Current income taxes are based on the respective periods’ taxable income for federal, foreign and state income tax reporting purposes. Deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using statutory tax rates in effect for the year in which the differences are expected to reverse. In accordance with ASU No. 2015-17 “Balance Sheet Classification of Deferred Taxes”, all deferred income taxes are reported and classified as non-current. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company applies the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2016 and December 31, 2015, the Company had $0.6 million of certain unrecognized tax benefits, included as a component of long-term liabilities held for disposition from discontinued operations of wholesale business and does not expect a material change in the twelve months following March 31, 2016. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2012 through 2015.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net (loss) income attributable to Sequential Brands Group, Inc. and Subsidiaries by the weighted-average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the reporting period, including stock options and warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive. The shares used to calculate basic and diluted EPS consist of the following:

	Three Months Ended March 31,
	2016	2015

Basic weighted-average common shares outstanding	61,209,868	39,039,993
Acquisition hold back shares	-	1,375,000
Warrants	-	488,826
Stock options	-	143,425
Unvested restricted stock	-	140,214
Diluted weighted-average common shares outstanding	61,209,868	41,187,458

The computation of diluted EPS for the three months ended March 31, 2016 and 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2016	2015

Warrants	330,671	-
Acquisition hold back shares	695,055	-
Unvested restricted stock	94,236	-
Performance based restricted stock	408,555	-
Stock options	12,796	41,000
Total	1,541,313	41,000

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash, accounts receivable and marketable securities. Cash is held for use for working capital needs and future acquisitions. Substantially all of the Company’s cash and marketable securities are deposited with high quality financial institutions. At times, however, such cash and marketable securities may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts as of March 31, 2016.

Concentration of credit risk with respect to accounts receivable is minimal due to the collection history and the nature of the Company’s revenues.

Customer Concentrations

The Company recorded net revenues of approximately $34.0 million and approximately $13.6 million during the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016, two licensees represented at least 10% of net revenue, each accounting for 11% of the Company’s net revenue. During the three months ended March 31, 2015, two licensees represented at least 10% of net revenue, accounting for 25% and 20% of the Company’s net revenue.

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

Noncontrolling Interest

Noncontrolling interest from continuing operations recorded for the three months ended March 31, 2016 represents income allocations to Elan Polo International, Inc., a member of DVS Footwear International, LLC (“DVS LLC”), With You, Inc., a member of With You LLC (the partnership between the Company and Jessica Simpson) and JALP, LLC (“JALP”), a member of FUL IP Holdings, LLC (“FUL IP”). Noncontrolling interest from continuing operations recorded for the three months ended March 31, 2015 represents income allocations to DVS LLC. The following table sets forth the noncontrolling interest from continuing operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
With You LLC	$1,858	$-
DVS LLC	140	118
FUL IP	113	-
Net income attributable to noncontrolling interest	$2,111	$118

Reportable Segment

An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker (the “CODM”) to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. The Company’s CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has only a single operating and reportable segment. In addition, the Company has no foreign operations or any assets in foreign locations. Nearly all of the Company’s domestic operations consist of a single revenue stream, which is the licensing of its trademark portfolio, with an immaterial portion of revenues derived from television, book and café operations and certain commissions.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

3.	Fair Value Measurement of Financial Instruments

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

This topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820-10 requires that assets and liabilities recorded at fair value be classified and disclosed in one of the following three categories:

•	Level 1 - inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
•	Level 2 - inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals.
•	Level 3 - inputs are unobservable and are typically based on the Company’s own assumptions, including situations where there is little, if any, market activity. Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 classification.

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

As of March 31, 2016 and December 31, 2015, there were no assets or liabilities that are required to be measured at fair value on a recurring basis, except for the Company’s available-for-sale securities (see Note 2), interest rate swap (see Note 7) and the contingent earn outs relating to the Linens ‘N Things brand and Legacy Payments for Ms. Martha Stewart (see Note 11). The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at March 31, 2016 and December 31, 2015:

		Carrying Value		Fair Value
Financial Instrument	Level	3/31/2016	12/31/2015	3/31/2016	12/31/2015
		(in thousands)
Available-for-sale securities	1	$6,613	$5,611	$6,613	$5,611
Interest rate swap	2	$42	$29	$42	$29
2015 Term Loans	3	$460,000	$464,000	$445,591	$446,320
2015 Revolving Loan	3	$86,000	$86,000	$64,049	$62,880
Contingent earn outs	3	$-	$-	$-	$-
Legacy Payments	3	$1,816	$-	$1,816	$-

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.

The Company records its available-for-sale securities on the condensed consolidated balance sheets at fair value using Level 1 inputs. The fair value of the Company’s available-for-sale securities is based upon quoted market prices for identical assets in active markets.

During 2015, the Company entered into an interest rate swap agreement related to $21.0 million notional value. The Company records its interest rate swap on the condensed consolidated balance sheets at fair value using Level 2 inputs. As of March 31, 2016, the fair value of the Company’s interest rate swap is immaterial.  The valuation technique used to determine the fair value of the interest rate swap approximates the net present value of future cash flows which is the estimated amount that a bank would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates.

The objective of the swap agreement is to reduce the variability in cash flows for the interest payments associated with the loan agreements, which are based on the 1-month London Interbank Offered Rate (“LIBOR”) rates. The Company has formally documented the swap agreement as a cash flow hedge of the Company’s exposure to 1-month LIBOR. Because the critical terms of the swap agreement and the hedged items coincide (e.g., notional amount, interest rate reset dates, interest rate payment dates, maturity/expiration date and underlying index), the hedge is expected to completely offset changes in expected cash flows due to fluctuations in the 1-month LIBOR rate over the term of the hedge. The effectiveness of the hedge relationship will be periodically assessed during the life of the hedge by comparing the current terms of the swap agreement and the loan agreements to assure they continue to coincide and through an evaluation of the continued ability of the respective counterparties to the 2015 Swap Agreement to honor their obligations under the swap agreement. When the key terms no longer match exactly, hedge effectiveness (both prospective and retrospective) is assessed by evaluating the cumulative dollar offset for the actual hedging instrument relative to a hypothetical derivative whose terms exactly match the terms of the hedged item. Because the notional amounts of the Company’s swap agreement no longer match the notional amounts of the loan agreements exactly, the Company assessed the ineffectiveness of the swap agreement and determined that differences were immaterial as of March 31, 2016 and December 31, 2015.

The components of the swap agreement as of March 31, 2016, are as follows:

	Notional Value	Derivative Asset	Derivative Liability
	(in thousands)

Secured Term Loans	$21,000	$-	$(42)

For purposes of this fair value disclosure, the Company based its fair value estimate for the 2015 Term Loans and 2015 Revolving Loan (each, as defined in Note 7) on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the loan agreements based on market interest rate quotes as of March 31, 2016 and December 31, 2015 for debt with similar risk characteristics and maturities.

On the date of the respective acquisitions, no value was assigned to the contingent earn out based on the remote probability that the Linens ‘N Things brand will achieve the performance measurements. At March 31, 2016 and December 31, 2015, the contingent earn out has no value. The Company continues to evaluate these performance measurements at each reporting period and determines their fair values if/when the achievement of the performance measurements becomes probable.

The Company determined that the acquisition date fair value of Legacy Payments (as defined in Note 11) to Ms. Martha Stewart was approximately $1.7 million and updated the preliminary purchase price during the three months ended March 31, 2016.  The Company recorded approximately $0.1 million of accretion related to the Legacy Payments and recorded the expense within interest expense in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2016.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

4.	Discontinued Operations of Wholesale Business

The Company did not record any additional costs relating to discontinued operations of its former wholesale business during the three months ended March 31, 2016 and 2015.

A summary of the Company’s assets and liabilities from discontinued operations of its former wholesale business as of March 31, 2016 and December 31, 2015 is as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)

Prepaid expenses and other current assets	$103	$113
Long-term liabilities	$667	$677

5.	Goodwill

Goodwill is summarized as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)

Balance at January 1	$314,288	$169,786
Acquisition of With You LLC	-	3,480
Acquisition of the Joe's Jeans business	-	1,060
Acquisition of Martha Stewart Living Omnimedia, Inc. (see Note 11)	(755)	139,962
Ending balance	$313,533	$314,288

Goodwill from the acquisitions of With You LLC, Joe’s Jeans and Martha Stewart Living Omnimedia, Inc. represents the excess of the purchase price over the fair value of net assets acquired under the acquisition method of accounting.

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. In evaluating goodwill for impairment, the Company will first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. Qualitative factors considered include, for example, macroeconomic and industry conditions, overall financial performance and other relevant entity-specific events. If the Company bypasses the qualitative assessment, or concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company will perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.

In the first step, the Company will compare the estimated fair value of the reporting unit with its carrying value.  Since the Company has determined that it has a single reporting unit, the Company considers its market capitalization (calculated as total common shares outstanding multiplied by the common equity price per share, as adjusted for a control premium factor) to represent its estimated fair value.  If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed. If, however, the estimated fair value of the reporting unit is less than its carrying amount, the Company will proceed to the second step and calculate the implied fair value of the reporting unit goodwill to determine whether any impairment is required. The implied fair value of the reporting unit goodwill is calculated by allocating the estimated fair value of the reporting unit to all of the unit’s assets and liabilities as if the unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in the amount of that excess. No events or circumstances indicate an impairment has been identified subsequent to the Company’s December 31, 2015 impairment testing.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

During the three months ended March 31, 2016, the Company changed its annual impairment testing date from December 31 to October 1. The Company believes this new date is preferable because it allows for more timely completion of the annual impairment test prior to the end of its annual financial reporting period. This change in accounting principle does not delay, accelerate or avoid an impairment charge. The Company has determined that it will be impracticable to objectively determine projected cash flow and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, the Company will apply the change in annual impairment testing date prospectively beginning October 1, 2016.

6.	Intangible Assets

Intangible assets are summarized as follows:

March 31, 2016	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Finite-lived intangible assets:
Trademarks	15	$4,912	$(1,310)	$3,602
Customer agreements	4	2,817	(1,207)	1,610
Favorable lease	2	537	(381)	156
Patents	10	665	(180)	485
		$8,931	$(3,078)	5,853
Indefinite-lived intangible assets:
Trademarks				866,149

Intangible assets, net				$872,002

December 31, 2015	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Finite-lived intangible assets:
Trademarks	15	$4,905	$(1,228)	$3,677
Customer agreements	4	2,817	(1,017)	1,800
Favorable lease	2	537	(322)	215
Patents	10	665	(164)	501
		$8,924	$(2,731)	6,193
Indefinite-lived intangible assets:
Trademarks				866,084

Intangible assets, net				$872,277

Estimated future annual amortization expense for intangible assets in service as of March 31, 2016 is summarized as follows:

Years ending December 31,	(in thousands)
Remainder of 2016	$980
2017	906
2018	773
2019	585
2020	394
Thereafter	2,215
$5,853

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Amortization expense amounted to approximately $0.3 million for each of the three months ended March 31, 2016 and 2015.

Finite-lived intangible assets represent trademarks, customer agreements and patents related to the Company’s brands and a favorable lease. Finite-lived assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. The carrying value of finite-lived intangible assets and other long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Historically, indefinite-lived intangible assets have been tested for impairment on an annual basis at December 31 and between annual tests if an event occurs or circumstances change that indicate that the carrying amount of the indefinite-lived intangible asset may not be recoverable. When conducting its impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that the asset is impaired. If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, the Company then tests the asset for recoverability. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No events or circumstances indicate an impairment has been identified subsequent to the Company’s December 31, 2015 impairment testing.

During the three months ended March 31, 2016, the Company changed its annual impairment testing date from December 31 to October 1. The Company believes this new date is preferable because it allows for more timely completion of the annual impairment test prior to the end of its annual financial reporting period. This change in accounting principle does not delay, accelerate or avoid an impairment charge. The Company has determined that it will be impracticable to objectively determine projected cash flow and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, the Company will apply the change in annual impairment testing date prospectively beginning October 1, 2016.

On February 24, 2015, the Company sold the People’s Liberation ® brand to a third party for (i) $0.7 million in cash and a note receivable and (ii) an earn-out of $1.0 million in cash in the event that total gross sales of products under the People’s Liberation ® brand equal or exceed $30.0 million during the 2015 calendar year (the “People’s Liberation Sale Price”).  As a result of the sale, the Company recorded a gain of $0.7 million because the People’s Liberation ® brand had no value on the Company’s condensed consolidated balance sheet. The gain is recorded in other income in the accompanying unaudited condensed consolidated statement of operations during the three months ended March 31, 2015.  The third party agreed to pay the Company one-fifth of the People’s Liberation Sale Price upon closing and one-fifth of the People’s Liberation Sale Price on the anniversary of the closing for the next four years.  The Company reported the short-term portion of the receivable in prepaid expenses and other current assets and the long-term portion in other assets in the condensed consolidated balance sheet as of March 31, 2016 and December 31, 2015.  The earn-out was not achieved during the year ended December 31, 2015, as total gross sales of products under the People’s Liberation ® brand did not equal or exceed $30.0 million.

7.	Long-Term Debt

The components of long-term debt are as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)

Secured Term Loans	$460,000	$464,000
Revolving Credit Facility	86,000	86,000
Unamortized deferred financing costs	(7,503)	(7,935)
Total long-term debt, net of unamortized deferred financing costs	538,497	542,065
Less: current portion of long-term debt	20,000	19,000
Long-term debt	$518,497	$523,065

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

December 2015 Debt Facilities

On December 4, 2015, in conjunction with the acquisition of MSLO, the Company, Old Sequential and certain other subsidiaries of the Company entered into an amendment to the Second Amended and Restated First Lien Credit Agreement (the “Amendment”), dated as of April 8, 2015 (as amended, restated, amended and restated, supplemented or otherwise modified prior to the date hereof, the “BoA Credit Agreement”), by and among, Old Sequential, the guarantors party thereto, the lenders party thereto (the “BoA Lenders”) and Bank of America, N.A., as administrative agent and collateral agent (in such capacity, the “BoA Agent”).

The Amendment has an effective date of December 4, 2015, and amends certain provisions under the BoA Credit Agreement to, among other things, (i) permit the consummation of the Mergers, (ii) permit, subject to the satisfaction of certain conditions, the increase in the aggregate revolving commitments and term loans under the BoA Credit Agreement by such amounts as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.00:1.00, (iii) permit the inclusion of not less than (a) $30.0 million of EBITDA representing EBITDA generation by MSLO, (b) $8.0 million of EBITDA representing EBITDA generation by Joe’s Holdings and (c) fees and expenses incurred and associated with the Mergers and the acquisition of Joe’s Holdings in certain provisions that relate to calculation of the consolidated first lien leverage ratio, (iv) permit the incurrence of indebtedness under the New Secured Term Loan Agreement (defined below) and (v) designate the Company as the “borrower” under the BoA Credit Agreement. Additionally, the Amendment provides for an additional $8.0 million of Tranche A-1 Term Loans which were made, on December 4, 2015, to the Company by the BoA Lenders.

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

The New Secured Term Loan Agreement, together with the Term Loan A and Term Loan A-1 tranches of BoA Credit Agreement represent the 2015 Term Loans. The revolving credit line of the BoA Credit Agreement represents the 2015 Revolving Loan.

The Company used the proceeds of the new loans to fund the payment of the purchase price with respect to the Mergers and costs and expenses incurred in connection with the Mergers and related transactions.

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

The loans under the Facility bear interest, at the Company’s option, at a rate equal to either (i) LIBOR rate plus an applicable margin ranging from 8.00% to 8.75% per annum or (ii) the base rate plus an applicable margin ranging from 7.00% to 7.75% per annum, in each case based upon the consolidated total leverage ratio and/or the consolidated net leverage ratio. Specifically, the applicable margin with respect to LIBOR loans under the New Secured Term Loan Agreement is as set forth below:

Consolidated Total Leverage Ratio	Consolidated Net Leverage Ratio	Applicable Margin – LIBOR Loans
> 6.00 : 1.00	≥ 5.75 : 1.00	8.75%
≥ 4.75 : 1.00 ≤ 6.00 : 1.00	≥ 4.50 : 1.00 < 5.75 : 1.00	8.25%
< 4.75 : 1.00	< 4.50 : 1.00	8.00%

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

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

The Company is required to make mandatory prepayments of loans outstanding under the Facility (without payment of a premium or penalty) (i) in the case of any disposition of intellectual property, the then applicable LTV Percentage (as defined in the BoA Credit Agreement) of the orderly liquidation value thereof, (ii) in the case of any other disposition of any other assets, 100% of the net proceeds thereof, subject to certain reinvestment rights, and (iii) in the case of any Consolidated Excess Cash Flow (as defined in the New Secured Term Loan Agreement), 50% thereof, which shall decrease to 0% if the consolidated total leverage ratio is less than 3.00:1.00. The loans under the Facility are not subject to amortization.

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

The New Secured Term Loan Agreement contains customary events of default, including, without limitation, payment defaults, covenant defaults, breaches of certain representations and warranties, cross defaults to certain material indebtedness, certain events of bankruptcy and insolvency, certain events under the Employee Retirement Income Security Act of 1974, material judgments and a change of control. If an event of default occurs and is not cured within any applicable grace period or is not waived, the New Agreement Agent, at the request of the lenders under the New Secured Term Loan Agreement, is required to take various actions, including, without limitation, the acceleration of amounts due thereunder. At March 31, 2016, the Company is in compliance with the covenants included in the New Secured Term Loan Agreement.

In connection with the BoA Credit Agreement and the New Secured Term Loan Agreement, the BoA Agent and the New Agreement Agent have entered into an Intercreditor Agreement, dated as of the December 4, 2015 (the “Intercreditor Agreement”), which was acknowledged by the Company and the guarantors party thereto. The Intercreditor Agreement establishes various inter-lender terms, including, without limitation, priority of liens, permitted actions by each party, application of proceeds, exercise of remedies in the case of a default, incurrence of additional indebtedness, releases of collateral and limitations on the amendment of the BoA Credit Agreement and the New Secured Term Loan Agreement without the consent of the other party.

8.	Commitments and Contingencies

MSLO Stockholder Complaint

In connection with the Mergers, the following 13 putative stockholder class action lawsuits have were been filed in the Court of Chancery of the State of Delaware: (1) David Shaev Profit Sharing Plan f/b/o David Shaev v. Martha Stewart Living Omnimedia Inc. et. al. filed on June 25, 2015; (2) Malka Raul v. Martha Stewart Living Omnimedia Inc. et. al. filed on June 26, 2015; (3) Daniel Lisman v. Martha Stewart Living Omnimedia Inc. et. al.filed on June 29, 2015; (4) Matthew Sciabacucchi v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 2, 2015; (5) Harold Litwin v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 5, 2015; (6) Richard Schiffrin v. Martha Stewart filed on July 7, 2015; (7) Cedric Terrell v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 8, 2015; (8) Dorothy Moore v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 8, 2015; (9) Paul Dranove v. Pierre De Villemejane. et. al. filed on July 8, 2015; (10) Phuc Nguyen v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 10, 2015; (11) Kenneth Steiner v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 16, 2015; (12) Karen Gordon v. Martha Stewart et. al. filed on July 27, 2015; and (13) Anne Seader v. Martha Stewart Living Omnimedia, Inc. et. al. filed on July 28, 2015. All of the 13 class action lawsuits name the Old Sequential, MSLO, the MSLO board of directors, Madeline Merger Sub, Inc., Singer Merger Sub, Inc. and New Sequential as defendants and allege that (a) members of the MSLO board of directors breached their fiduciary duties and (b) Old Sequential, MSLO, Madeline Merger Sub, Inc., Singer Merger Sub Inc. and New Sequential aided and abetted such alleged breaches of fiduciary duties by the MSLO board of directors. On August 18, 2015, the Delaware Chancery Court issued an order consolidating these actions for all purposes under the caption In re Martha Stewart Living Omnimedia, Inc., et. al. to be the operative complaint in the consolidated action. On January 12, 2016, after the consummation of the Mergers, the plaintiffs filed a Verified Consolidated Amended Class Action Complaint, naming Ms. Martha Stewart, the New Sequential, Old Sequential, Madeline Merger Sub, Inc. and Singer Merger Sub, Inc. and alleging that (a) Ms. Stewart breached her fiduciary duties to MSLO’s stockholders and (b) New Sequential, Old Sequential, Madeline Merger Sub, Inc. and Singer Merger Sub, Inc. aided and abetted Ms. Stewart’s breach of her fiduciary duties. The plaintiffs seek to recover unspecified damages allegedly sustained by the plaintiffs, restitution and disgorgement by Ms. Stewart, the recovery of plaintiff’s attorney’s fees and other relief. We believe that we have meritorious defenses to the claims made by the plaintiffs, and we are vigorously defending such claims. Litigation costs in this matter may be significant. The Company does not expect that the ultimate resolution of this matter will have a material effect on the Company’s unaudited condensed consolidated financial statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

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

9.	Stock-based Compensation

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(in thousands, except share and per share data)

Outstanding - January 1, 2016	129,501	$9.65	3.3	$148
Granted	-	-
Exercised	-	-
Forfeited or Canceled	-	-
Outstanding - March 31, 2016	129,501	$9.65	3.2	$34

Exercisable - March 31, 2016	113,501	$9.52	3.2	$33

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Options	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2016	21,000	$2.71
Granted	-	-
Vested	(5,000)	(1.96)
Forfeited or Canceled	-	-
Unvested - March 31, 2016	16,000	$2.94

The Company did not grant any stock options during the three months ended March 31, 2016 and 2015.

Total compensation expense related to stock options for each of the three months ended March 31, 2016 and 2015 was less than $0.1 million. Total unrecognized compensation expense related to unvested stock options at March 31, 2016 amounted to less than $0.1 million and is expected to be recognized over a weighted-average period of approximately 0.4 years.

Warrants

The following table summarizes the Company’s outstanding warrants for the three months ended March 31, 2016:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(in thousands, except share and per share data)

Outstanding - January 1, 2016	801,760	$7.87	4.1	$1,377
Granted	-	-
Exercised	-	-
Forfeited or Canceled	-	-
Outstanding - March 31, 2016	801,760	$7.87	3.8	$652

Exercisable - March 31, 2016	676,760	$6.86	2.9	$652

A summary of the changes in the Company’s unvested warrants is as follows:

	Number of Warrants	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2016	150,000	$6.32
Granted	-	-
Vested	(25,000)	6.32
Forfeited or Canceled	-	-
Unvested - March 31, 2016	125,000	$6.32

The Company did not issue any warrants during the three months ended March 31, 2016 and 2015.

Total compensation expense related to warrants for the three months ended March 31, 2016 was approximately $0.1 million. The Company did not record any compensation expense related to warrants for the three months ended March 31, 2015.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Restricted Stock and Restricted Stock Units

A summary of the time-based restricted stock and time-based restricted stock units activity for the three months ended March 31, 2016 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(in thousands, except share and per share data)

Unvested - January 1, 2016	510,653	$9.89	2.0	$510
Granted	35,000	7.23
Vested	(45,833)	5.84
Unvested - March 31, 2016	499,820	$10.07	1.9	$139

During the three months ended March 31, 2016, the Company issued 35,000 shares of time-based restricted stock to an employee for future services. These shares of time-based restricted stock had a grant date fair value of approximately $0.3 million and vest over a period of three years.

The Company recorded less than $0.1 million during the three months ended March 31, 2016 as compensation expense pertaining to this grant.

The Company did not grant any time-based restricted stock or time-based restricted stock units during the three months ended March 31, 2015.

Total compensation expense related to time-based restricted stock and time-based restricted stock unit grants for each of the three months ended March 31, 2016 and 2015 was approximately $0.4 million.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Performance Stock Units

A summary of the PSUs activity for the three months ended March 31, 2016 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(in thousands, except share and per share data)

Unvested - January 1, 2016	1,308,500	$10.98	1.4	$96
Granted	30,000	7.23
Vested	(209,833)	(9.75)
Forfeited or Cancelled	-	-
Unvested - March 31, 2016	1,128,667	$11.11	1.2	$39

During the three months ended March 31, 2016, the Company granted 30,000 PSUs to an employee upon the commencement of his employment with the Company. These PSUs had a grant date fair value of approximately $0.2 million and vest over a period of three years. These PSUs require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned. The Company recorded less than $0.1 million during the three months ended March 31, 2016 as compensation expense in the accompanying unaudited condensed consolidated statement of operations pertaining to these PSUs as the likelihood of certain PSUs being earned became probable.

On February 23, 2016, the Compensation Committee voted to approve, on a discretionary basis, an award of 69,994 PSUs to employees and consultants. Included in the above award were 20,000 PSUs and 12,000 PSUs for the Company’s Chief Executive Officer and Chief Financial Officer, respectively. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date on which the employees and consultants were communicated the modification of the performance metric. Total compensation expense related to these PSUs of approximately $0.4 million was recorded as operating expenses in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2016.

On February 24, 2015, the Compensation Committee voted to approve, on a discretionary basis, an award of 198,000 PSUs to employees and consultants under the 2013 Stock Incentive Compensation Plan. Included in the above award were 60,000 PSUs and 36,000 PSUs for the Company’s Chief Executive Officer and Chief Financial Officer, respectively. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date on which the employees and consultants were communicated the modification of the performance metrics. Total compensation expense related to these PSUs of approximately $2.0 million was recorded as operating expenses in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2015.

In addition, during the three months ended March 31, 2015, the Compensation Committee approved, on a discretionary basis, an award of 12,500 PSUs to an employee upon the commencement of his employment with the Company. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date on which the employee was communicated the modification of the performance metrics. Total compensation expense related to these PSUs in the approximate amount of $0.1 million was recorded as operating expenses in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2015.

Total compensation expense related to the PSUs for the three months ended March 31, 2016 and 2015 was approximately $1.3 million and approximately $2.1 million, respectively.

10.	Related Party Transactions

Consulting Services Agreement with Tengram Capital Partners, L.P. (f/k/a Tengram Capital Management L.P.)

Pursuant to an agreement with Tengram Capital Partners, L.P., formerly known as Tengram Capital Management, L.P. (“TCP”), an affiliate of Tengram Capital Partners Gen2 Fund, L.P., which is one of the Company’s largest stockholders, the Company has engaged TCP, effective as of January 1, 2013, to provide services to the Company pertaining to (i) mergers and acquisitions, (ii) debt and equity financing and (iii) such other related areas as the Company may reasonably request from time to time (the “TCP Agreement”). TCP is entitled to receive compensation of $1.0 million, including fees and reimbursement of out-of-pocket expenses in connection with performing its services under the TCP Agreement. The TCP Agreement remains in effect for a period continuing through the earlier of five years or the date on which TCP and its affiliates cease to own in excess of 5% of the outstanding shares of common stock in the Company. On August 15, 2014, in connection with the Galaxy Merger Agreement, the Company and TCP entered into an amendment to the TCP Agreement (the “Amended TCP Agreement”), pursuant to which, among other things, TCP is entitled to receive annual fees of $0.9 million beginning with fiscal year 2014.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

The Company did not pay TCP any fees during the three months ended March 31, 2016. The Company paid TCP approximately $0.5 million for services under the Amended TCP Agreement during the three months ended March 31, 2015. At March 31, 2016 and December 31, 2015, the Company did not owe TCP any fees for services.

Additionally, in July 2013, the Company entered into a consulting arrangement with an employee of TCP (the “TCP Employee”), pursuant to which the TCP Employee provides legal and other consulting services at the request of the Company from time to time. The TCP Employee was also issued 125,000 shares of restricted stock, vesting over a four-year period and 180,000 PSUs, vesting over three years in increments of 20% for 2014, 20% for 2015 and 60% for 2016. The Company paid the TCP Employee approximately $0.1 million for services under the consulting arrangement during each of the three months ended March 31, 2016 and 2015. These amounts are included in operating expenses in the Company’s unaudited condensed consolidated financial statements. At March 31, 2016 and December 31, 2015, there were no amounts owed to the TCP Employee.

Transactions with E.S. Originals, Inc.

A division president of the Company maintains a passive ownership interest in one of the Company’s licensees, E.S. Originals, Inc. (“ESO”). The Company receives royalties from ESO under license agreements for certain of the Company’s brands in the footwear category. The Company recorded approximately $3.7 million and $3.4 million of revenue for the three months ended March 31, 2016 and 2015, respectively, for royalties earned from ESO license agreements. At March 31, 2016 and December 31, 2015, the Company had approximately $5.0 million and approximately $4.1 million recorded as accounts receivable from ESO in the condensed consolidated balance sheets, respectively.

Acquisition of FUL

On November 17, 2014, the Company made a strategic investment in FUL IP. FUL IP is a collaborative investment between the Company and JALP. FUL IP was formed for the purpose of licensing the FUL trademark to third parties in connection with the manufacturing, distribution, marketing and sale of FUL branded bags, backpacks, duffels, luggage and apparel accessories. JALP contributed the FUL trademark with a fair value of approximately $8.9 million. In exchange for a 50.5% economic interest in FUL IP the Company paid JALP $4.5 million. JALP’s minority member interest in FUL IP has been reflected as noncontrolling interest on the Company’s condensed consolidated balance sheets. One of the Company’s directors, Mr. Al Gossett, has a partial ownership interest in JALP. There was approximately $0.1 million of noncontrolling interest recorded during the three months ended March 31, 2016. No noncontrolling interest was recorded during the three months ended March 31, 2015.

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

The Intangible Asset Agreement has an initial term commencing at December 4, 2015 and ending on December 31, 2020, provided that the term will automatically be renewed for five additional calendar years ending December 31, 2025 (subject to earlier termination as provided in the employment agreement) if either the aggregate gross licensing revenues (as defined in the employment agreement) for calendar years 2018 through 2020 exceed $195 million or the gross licensing revenues for calendar year 2020 equal or exceed $65 million. The IP License Agreement is perpetual.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

During the term of the Intangible Asset Agreement with the Company, Lifestyle Research Center LLC will be entitled to receive a guaranteed annual payment of $1.7 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company. During the term of the IP Agreement with the Company, Ms. Stewart will be entitled to receive a guaranteed annual payment of $1.3 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company. During the three months ended March 31, 2016, the Company expensed non-cash interest of approximately $0.2 million related to the accretion of the present value of these guaranteed contractual payments. In addition, during the three months ended March 31, 2016, the Company made payments of approximately $0.3 million to Ms. Stewart in connection with the terms of the IP Agreement.

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

11.	Acquisitions

Martha Stewart Living Omnimedia, Inc.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Beginning with calendar years commencing on or after January 1, 2026, the Company will pay Ms. Stewart three and one-half percent (3.5%) of Gross Licensing Revenues (as defined in Ms. Stewart’s employment agreement) for each such calendar year for the remainder of Ms. Stewart’s life (with a minimum of five (5) years of payments, to be made to Ms. Stewart’s estate if Ms. Stewart dies before December 31, 2030) (the “Legacy Payments”). The Legacy Payments shall be made regardless of the time or reason for Ms. Stewart’s termination of employment. The Company determined that the acquisition date fair value of Ms. Martha Stewart’s Legacy Payment (as defined in Note 3) was approximately $1.7 million and updated the preliminary purchase price.

As part of the Merger Agreement, the Company paid approximately $14.2 million to MSLO employees for outstanding stock options and restricted stock units each employee had to acquire shares of MSLO common stock.

The Company made the following updates to the preliminary purchase price during the first quarter of 2016:

Legacy payments	$1,749
Total consideration	$1,749

Allocated to:
Goodwill	$1,749
$1,749

The Company also made the following measurement period reclassifications during the three months ended March 31, 2016:

Prepaid expenses and other current assets	$826
Property and equipment	1,717
Goodwill	(2,503)
Accounts payable and accrued expenses	(40)
$-

The Company completed its valuation of property and equipment which resulted in an increase of approximately $1.7 million during the three months ended March 31, 2016. The Company also received reimbursement of approximately $0.8 million which related to the reimbursement of pre-acquisition legal costs which were not previously recorded.

The Mergers were accounted for under the acquisition method of accounting. Accordingly, the acquired assets were recorded at their estimated fair values, and operating results for the Martha Stewart ® brand are included in the Company’s condensed consolidated financial statements from the effective date of the Mergers, December 4, 2015.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

The preliminary allocation of the purchase price is summarized as follows (in thousands):

Cash paid	$176,722
Guaranteed contractual payments	12,826
Payments to seller	3,250
Consideration paid to MSLO employees/directors for stock awards	14,227
Legacy payments	1,749
Fair value of common stock issued (20,014,726 shares)	185,937
Total consideration	$394,711

Allocated to:
Cash	$39,095
Accounts receivable	17,524
Prepaid expenses and other current assets	1,524
Property and equipment	5,376
Other non-current assets	958
Goodwill	139,208
Trademarks	313,372
Customer agreements	640
Accounts payable and accrued expenses	(11,158)
Long-term liabilities	(452)
Other deferred revenue	(1,717)
Deferred tax liability	(109,659)
$394,711

Goodwill arising from the acquisition mainly consists of the synergies of an ongoing licensing and brand management business. Trademarks have been determined by management to have an indefinite useful life and, accordingly, no amortization is recorded in the Company’s unaudited condensed consolidated statement of operations. Goodwill and trademarks are tested for impairment on an annual basis or sooner, if an event occurs or circumstances change that indicate that the carrying amount of the goodwill or trademarks may not be recoverable. Customer agreements are amortized on a straight-line basis over their expected useful lives of four years.

Galaxy Brand Holdings, Inc. Acquisition Hold Back Shares

On August 15, 2014, the Company completed the acquisition of Galaxy Brand Holdings, Inc. As set forth in the acquisition agreement and included in the consideration, the Company held back ten percent of the acquisition shares as an indemnity for 18 months. The indemnity period ended on February 16, 2016 at which time the Company delivered all 1,375,000 shares to the Galaxy Brand Holdings, Inc. shareholders.

12.	Restructuring

During the three months ended March 31, 2016, the Company recorded $2.5 million of restructuring charges in connection with headcount reductions and lease termination costs. These charges consisted of $1.2 million of severance and related benefits associated with headcount reductions, $0.5 million of professional fees, $0.4 million in contract termination fees and $0.4 of asset write-offs. On a cumulative basis, the Company has recorded $11.2 of restructuring charges in connection with the acquisition of MSLO. The associated employee headcount reductions in connection with the reduction in workforce since inception were 62 employees. These charges are included in operating expenses in the unaudited condensed consolidated statement of operations. The Company expects to incur approximately $0.5 million of additional charges associated with this action.

The Company did not incur restructuring charges for the three months ended March 31, 2015.

Restructuring accruals of approximately $2.5 million and approximately $6.9 million as of March 31, 2016 and December 31, 2015, respectively, are included in accounts payable and accrued expenses on the condensed consolidated balance sheets. These accruals included amounts provided for severance and related benefits, contract termination fees and professional fees. The Company has paid approximately $7.3 million in cash related to this initiative as of March 31, 2016.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Changes in the restructuring accruals during the three months ended March 31, 2016 were as follows:

	Severance & Related Benefits	Contract Termination Costs	Professional Fees	Total Accrual
	(in thousands)
Balance at January 1, 2016	$4,644	$1,628	$579	$6,851
Charges to expense	1,178	419	472	2,069
Amounts paid	(5,187)	(216)	(1,020)	(6,423)
Balance at March 31, 2016	$635	$1,831	$31	$2,497

The majority of the remaining severance and related benefits and contract termination costs are expected to be paid by the end of fiscal 2016.

13.	New Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, “Simplifying the Accounting for Share-Based Payments” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance, which is part of the Board’s simplification initiative, also contains two practical expedients under which nonpublic entities can use a simplified method to estimate the expected term of an award and make a one-time election to switch from fair value measurement to intrinsic value measurement for liability-classified awards. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The adoption of ASU 2016-09 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Simplifying the Equity Method of Accounting” (“ASU 2016-07”). ASU 2016-07 simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. Consequently, when an investment qualifies for the equity method (as a result of an increase in the level of ownership interest or degree of influence), the cost of acquiring the additional interest in the investee would be added to the current basis of the investor’s previously held interest and the equity method would be applied subsequently from the date on which the investor obtains the ability to exercise significant influence over the investee. ASU 2016-07 further requires that unrealized holding gains or losses in accumulated other comprehensive income related to an available-for-sale security that becomes eligible for the equity method be recognized in earnings as of the date on which the investment qualifies for the equity method. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. Entities are required to apply the guidance prospectively to increases in the level of ownership interest or degree of influence occurring after the effective date of ASU 2016-07. Additional transition disclosures are not required upon adoption. The adoption of ASU 2016-07 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”). ASU 2016-05 clarifies that “a change in the counterparty to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument” or “a change in a critical term of the hedging relationship.” As long as all other hedge accounting criteria in ASC 815 are met, a hedging relationship in which the hedging derivative instrument is novated would not be discontinued or need to be redesignated. This clarification applies to both cash flow and fair value hedging relationships. ASU 2016-05 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. An entity would apply the guidance prospectively unless it elects modified retrospective transition. Early adoption is permitted, including in an interim period. The adoption of ASU 2016-05 is not expected to have a material impact on the Company’s consolidated financial statements.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

In February 2016, the FASB issued ASU No. 2016-01, “Amending Guidance on Classification and Measurement of Financial Instruments” (“ASU 2016-01”). ASU 2016-01 amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although ASU 2016-01 retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires the recognition of adjustments to provisional amounts that are identified during the measurement period, in the reporting period in which the adjustments are determined. The effects of the adjustments to provisional amounts on depreciation, amortization or other income effects should be recognized in current-period earning as if the accounting had been completed at the acquisition date. Disclosure of the portion of the adjustment recorded in current-period earnings that would have been reported in prior reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date is also required. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company adopted the provisions of ASU 2015-16 during the first quarter of 2016. The adoption of ASU 2015-16 did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03 – “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The standard’s core principle is that debt issuance costs related to a note are reflected in the balance sheet as a direct deduction from the face amount of that note and amortization of debt issuance costs is reported in interest expense. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those years. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The Company adopted the provisions of ASU 2015-03 during the first quarter of 2016. The adoption of ASU 2015-03 did not have a material impact on the Company’s consolidated financial statements.

14.	Subsequent Events

On May 10, 2016, the Company, together with its wholly-owned subsidiary, Stretch & Bend Holdings LLC, a Delaware limited liability company (“Stretch & Bend” or the “Purchaser”) entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with GAIAM, Inc., a Colorado corporation (“Seller”) pursuant to which Purchaser agreed to acquire the branded consumer business of Seller for a total purchase price of approximately $146.0 million in cash. As part of the transaction, Purchaser will acquire Seller’s yoga, fitness and wellness product business, which include the GAIAM and SPRI brands. In tandem with the transaction, the Company signed long-term licensing agreements for the brands’ core categories, which will become effective upon closing. Fit For Life will be the licensing partner for the hard goods and equipment categories as well as the digital properties, and High Life will be the licensing partner for GAIAM’s yoga and athleisure apparel business.

In connection with the financing of the transactions contemplated by the Purchase Agreement, the Company has entered into (a) a commitment letter (the “GSO Commitment Letter”) with GSO Capital Partners LP (“GSO Capital”), dated as of May 10, 2016, pursuant to which GSO Capital has committed (the “GSO Commitments”) to make available to the Company a senior secured term loan facility under which the Company may borrow, on the Closing Date, up to $415 million of term loans and (b) a commitment letter (the “BoA Commitment Letter”) with Bank of America, N.A. (“BoA”), dated as of May 10, 2016, pursuant to which BoA has committed (the “BoA Commitments” and, together with the GSO Commitments, the “Financing Commitments”) to make available to the Company senior secured credit facilities under which the Company may borrow (i) on the Closing Date, up to $160 million of term loans and (ii) at any time on or after the Closing Date and prior to the termination of the commitments in respect thereof, up to $100 million of revolving loans. Proceeds of loans made in respect of the GSO Commitments will be used, in part, to repay the Company’s existing indebtedness under its existing Second Amended and Restated Credit Agreement, dated as of December 4, 2015, by and among, the Company, the guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent. Proceeds of loans made in respect of the BoA Commitments will be used, in part, to repay the Company’s existing indebtedness under its existing Second Amended and Restated First Lien Credit Agreement, dated as of April 8, 2015 (as amended, supplemented or modified prior to the date hereof), by and among, the Company, the guarantors party thereto, the lenders party thereto and BoA, as administrative agent and collateral agent. Additionally, proceeds of loans made in respect of the Financing Commitments will be used, in part, to finance the transactions contemplated by the Purchase Agreement pursuant to the terms of the Purchase Agreement, to pay fees and expenses in connection with the foregoing and for other lawful corporate purposes. The availability of the Financing Commitments are subject to various conditions, including but not limited to, the satisfaction of the conditions to the consummation of the acquisition under the Purchase Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or MD&A, should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and related notes and with the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2015. The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties. See the cautionary statement regarding forward-looking statements on page 3 of this Quarterly Report for a description of important factors that could cause actual results to differ from expected results.

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

We license our brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of March 31, 2016, we had more than 150 licensees, with wholesale licensees comprising a significant majority.

Our license agreements typically require a licensee to pay us royalties based upon net sales and, in most cases, contain guaranteed minimum royalties regardless of the net sales generated by the licensee. Our license agreements also typically require licensees to support the brands by either paying or spending contractually guaranteed minimum amounts for the marketing and advertising of the respective licensed brands. As of March 31, 2016, we had contractual rights to receive an aggregate of approximately $343.8 million in minimum royalty and marketing and advertising revenue from our licensees through the balance of the current terms of such licenses, excluding any renewals.

Items Affecting Comparability of Periods Presented

As described more fully in Item 1 to this report, we were formed on June 5, 2015 for the purpose of effecting certain transactions consummated on December 4, 2015, as a result of which Old Sequential and MSLO became our wholly owned subsidiaries (the “Mergers”). Old Sequential was the accounting acquirer in the Mergers; therefore, the historical consolidated financial statements for Old Sequential for period prior to the Mergers are considered to be the historical financial statements of Sequential Brands Group, Inc. and thus, our unaudited condensed consolidated financial statements for the quarter ending March 31, 2015 reflect Old Sequential’s unaudited condensed consolidated financial statements for such period and our unaudited condensed consolidated financial statements for the quarter ending March 31, 2016 reflect the unaudited condensed consolidated financial statements of Sequential Brand Group Inc.

Fiscal Year

Our fiscal year ends on December 31. Each quarter of each fiscal year ends on March 31, June 30, September 30 and December 31.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and our disclosure of commitments and contingencies at the date of the financial statements. On an on-going basis, we evaluate our estimates and judgments. We base our estimates and judgments on a variety of factors, including our historical experience, knowledge of our business and industry and current and expected economic conditions, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary. While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 14, 2016, for a discussion of our critical accounting policies. During the three months ended March 31, 2016, there were no material changes to these policies, except for the following:

Change in Goodwill and Indefinite-Lived Intangible Assets Testing Date

During the three months ended March 31, 2016, we changed our annual impairment testing date from December 31 to October 1. We believe this new date is preferable because it allows for more timely completion of the annual goodwill impairment test prior to the end of our annual financial reporting period. This change in accounting principle does not delay, accelerate or avoid an impairment charge. We believe that it will be impracticable to objectively determine projected cash flow and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, we will apply the change in annual impairment testing date prospectively beginning October 1, 2016.

Reclassification of Prior Year Presentation

On January 1, 2016, we adopted Accounting Standards Update (“ASU”) No. 2015-03 – “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The standard’s core principle is that debt issuance costs related to a note are reflected in the balance sheet as a direct deduction from the face amount of that note and amortization of debt issuance costs is reported in interest expense.

As a result of the adoption of ASU 2015-03, we have reclassified certain balance sheet accounts for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. We reclassified approximately $7.9 million between Other assets and Long-term debt, net of current portion in our condensed consolidated balance sheet at December 31, 2015.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Three Months Ended March 31,		Change	Change
	2016	2015	(Dollars)	(Percentage)
	(in thousands, except percentages)

Net revenue	$34,008	$13,617	$20,391	149.7%
Operating expenses	21,977	8,676	13,301	153.3%

Income from operations	12,031	4,941	7,090	143.5%
Other income	93	700	(607)	-86.7%
Interest expense	10,690	3,160	7,530	238.3%

Income before income taxes	1,434	2,481	(1,047)	-42.2%
Provision for income taxes	399	919	(520)	-56.6%

Net income	1,035	1,562	(527)	-33.7%
Net income attributable to noncontrolling interest	(2,111)	(118)	(1,993)	1,689.0%
Net (loss) income attributable to Sequential Brands Group, Inc. and Subsidiaries	$(1,076)	$1,444	$(2,520)	-174.5%

Net revenue. The increase in net revenue for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 is primarily attributable to the acquisitions of the Martha Stewart, Jessica Simpson, Joe’s Jeans and Emeril Lagasse brands which occurred after the first quarter of 2015 and increased revenues from the balance of our portfolio. Net revenue for the three months ended March 31, 2016 consists primarily of licensing revenue earned from our license agreements relating to the Martha Stewart, Jessica Simpson, Avia, AND1 and Ellen Tracy brands. Net revenue for the three months ended March 31, 2015 consists of licensing revenue earned primarily from our license agreements related to our Avia, AND1, Ellen Tracy, and Revo brands.

Operating expenses. Operating expenses increased approximately $13.3 million for the three months ended March 31, 2016 to $22.0 million as compared to $8.7 million for the three months ended March 31, 2015. The primary drivers for this increase included restructuring expenses incurred in connection with the Mergers, rent expense, acquisition related costs, depreciation and amortization and payroll expenses. We incurred restructuring expenses of approximately $2.5 million primarily related to headcount reductions and lease termination costs. Rent costs increased approximately $1.8 million to approximately $2.0 million compared to approximately $0.2 million in the comparable period due to the Company’s new corporate headquarters acquired in the Mergers. Acquisition related costs increased approximately $1.0 million to approximately $1.3 million compared to $0.3 million in the prior year. Our headcount also increased over the comparable period in the prior year, which led to an increase in payroll expense of approximately $4.7 million from approximately $1.7 million during the three months ended March 31, 2015 to approximately $6.4 million during the three months ended March 31, 2016.

Other income. Other income during the three months ended March 31, 2015 consists of the Company’s gain on the sale of the People’s Liberation brand.

Interest expense. The year-over-year increase in interest expense of approximately $7.5 million is primarily due to an increase in interest incurred under our loan agreements. Interest expense during the three months ended March 31, 2016 includes interest incurred under our loan agreements and interest rate swaps of approximately $10.0 million and non-cash interest related to the amortization of deferred financing costs of approximately $0.4 million. Additionally, we expensed non-cash interest of $0.3 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions in 2015. Interest expense during the three months ended March 31, 2015 includes interest incurred under our loan agreements and interest rate swaps of approximately $2.9 million and non-cash interest related to the amortization of deferred financing costs of approximately $0.3 million.

Income taxes. The provision for income taxes for the three months ended March 31, 2016 and 2015 represents the non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes and taxes for state, local and foreign jurisdictions. The effective tax rate differs from the statutory tax rate primarily due to benefits from taxes attributable to noncontrolling interest and changes in valuation allowance.

Noncontrolling interest. The year-over-year increase in noncontrolling interest from continuing operations was primarily driven by our acquisition of the Jessica Simpson brand. Noncontrolling interest from continuing operations for the three months ended March 31, 2016 represents net income allocations of approximately $1.9 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson), and approximately $0.1 million to both Elan Polo International, Inc., a member of DVS LLC, and JALP, LLC, a member of FUL IP Holdings, LLC. Noncontrolling interest from continuing operations for the three months ended March 31, 2015 represents net income allocations to Elan Polo International, Inc. of approximately $0.1 million.

Liquidity and Capital Resources

As of March 31, 2016, our continuing operations held cash on hand of approximately $41.4 million, had a net working capital balance of approximately $48.4 million and had outstanding debt obligations under our loan agreements (as defined below) of $546.0 million. As of December 31, 2015, our continuing operations held cash on hand of approximately $41.6 million, had a net working capital balance of approximately $49.6 million and had outstanding debt obligations under our loan agreements of $550.0 million. Net working capital is defined as current assets minus current liabilities, excluding discontinued operations. We believe that cash from continuing operations and our currently available cash (including available borrowings under our existing financing arrangements and available-for-sale securities) will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Note 7 to our condensed consolidated financial statements for a description of certain financing transactions consummated by us. There are no material capital expenditure commitments as of March 31, 2016.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the three months ended March 31, 2016 and 2015 are summarized in the following table:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Operating activities	$6,491	$4,352
Investing activities	(634)	(180)
Financing activities	(6,038)	(3,589)
Net (decrease) increase in cash from continuing operations	$(181)	$583

Operating Activities

Net cash provided by operating activities from continuing operations was approximately $6.5 million for the three months ended March 31, 2016 as compared to approximately $4.4 million for the three months ended March 31, 2015. The primary drivers for the increase was the impact of changes in accounts receivable of approximately $6.6 million and accounts payable of approximately $4.8 million on a year-over-year basis.

Investing Activities

Net cash used in investing activities from continuing operations was approximately $0.6 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively, primarily consisting of the acquisition of property and equipment.

Financing Activities

Net cash used in financing activities from continuing operations for the three months ended March 31, 2016 amounted to approximately $6.0 million as compared to approximately $3.6 million for the three months ended March 31, 2015. The increase in use of cash from financing activities was primarily driven by $1.0 million of additional repayments under our loan agreements in accordance with contractual terms and a distribution of approximately $1.5 million in connection with the noncontrolling interest in With You LLC.

Debt

As of March 31, 2016, we were party to a Second Amended and Restated First Lien Credit Agreement with Bank of America, N.A. as administrative and collateral agent and a Second Amended and Restated Credit Agreement with Wilmington Trust, National Association as administrative agent and collateral agent, referred to as our loan agreements. Refer to Note 7 to our unaudited condensed consolidated financial statements for a discussion of our borrowings and the terms of these debt facilities. As of March 31, 2016 and December 31, 2015, our long-term debt, including current portion, was $546.0 million and $550.0 million, respectively. As of March 31, 2016 and December 31, 2015, we had $4.0 million of availability under the current revolving credit facility and incremental borrowings of up to $60.0 million, to be allocated 25% to the revolving credit facility and 75% to the tranche A term loan facility under the Second Amended and Restated First Lien Credit Agreement with Bank of America, N.A., and an option to request the addition of one or more additional term loan facilities under the Second Amended and Restated Credit Agreement with Wilmington Trust, National Association, in each case, subject to certain conditions set forth in our loan agreements. We made $4.0 million of principal repayments under our loan agreements during the three months ended March 31, 2016.

Future Capital Requirements

We believe cash on hand and cash from operations will be sufficient to meet our capital requirements for the twelve months following March 31, 2016, as they relate to our current operations and the wind down of discontinued operations. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. The extent of our future capital requirements will depend on many factors, including our results of operations and growth through the acquisition of additional brands, and we cannot be certain that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms in the near future, if at all.

Off-Balance Sheet Arrangements

At March 31, 2016 and December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We limit exposure to foreign currency fluctuations by requiring payment under the majority of our licenses to be denominated in U.S. dollars. One of our license agreements is denominated in Canadian dollars. If there were an adverse change in the exchange rate from Canadian to U.S. dollars of 10%, the expected effect on net income would be immaterial.

Our earnings may also be affected by changes in LIBOR interest rates as a result of our loan agreements. As further discussed in Note 3 to our accompanying unaudited condensed consolidated financial statements, we have entered into an interest rate swap to mitigate the effects of a change in LIBOR interest rates. An increase in LIBOR interest rates of one percent affecting the loan agreements would not have had a material effect on our results of operations during the three months ended March 31, 2016 and 2015. As further discussed in Note 7 to our accompanying unaudited condensed consolidated financial statements, we have entered into the interest rate swaps to mitigate the effects of a change in LIBOR interest rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2016, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016 such that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The post-acquisition integration of Martha Stewart Living Omnimedia, Inc. related activities during the three months ended March 31, 2016 represents a material change in our internal control over financial reporting. We are in the process of evaluating the impact of the acquisition on our internal control over financial reporting as well as the necessary controls and procedures to be implemented.

Other than as discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation Related to the Mergers

In connection with the Mergers, the following 13 putative stockholder class action lawsuits have were been filed in the Court of Chancery of the State of Delaware: (1) David Shaev Profit Sharing Plan f/b/o David Shaev v. Martha Stewart Living Omnimedia Inc. et. al. filed on June 25, 2015; (2) Malka Raul v. Martha Stewart Living Omnimedia Inc. et. al. filed on June 26, 2015; (3) Daniel Lisman v. Martha Stewart Living Omnimedia Inc. et. al. filed on June 29, 2015; (4) Matthew Sciabacucchi v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 2, 2015; (5) Harold Litwin v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 5, 2015; (6) Richard Schiffrin v. Martha Stewart filed on July 7, 2015; (7) Cedric Terrell v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 8, 2015; (8) Dorothy Moore v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 8, 2015; (9) Paul Dranove v. Pierre De Villemejane. et. al. filed on July 8, 2015; (10) Phuc Nguyen v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 10, 2015; (11) Kenneth Steiner v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 16, 2015; (12) Karen Gordon v. Martha Stewart et. al. filed on July 27, 2015; and (13) Anne Seader v. Martha Stewart Living Omnimedia, Inc. et. al. filed on July 28, 2015. All of the 13 class action lawsuits name Old Sequential, MSLO, the MSLO board of directors, Madeline Merger Sub, Inc. , Singer Merger Sub, Inc. and the Company as defendants and allege that (a) members of the MSLO board of directors breached their fiduciary duties and (b) Old Sequential, MSLO, Madeline Merger Sub, Inc., Singer Merger Sub, Inc. and the Company aided and abetted such alleged breaches of fiduciary duties by the MSLO board of directors. On August 18, 2015, the Delaware Chancery Court issued an order consolidating these actions for all purposes under the caption In re Martha Stewart Living Omnimedia, Inc., et. al. to be the operative complaint in the consolidated action. On January 12, 2016, after the consummation of the Mergers, the plaintiffs filed a Verified Consolidated Amended Class Action Complaint, naming Ms. Martha Stewart, the Company, Old Sequential, Madeline Merger Sub Inc. and Singer Merger Sub Inc. and alleging that (a) Ms. Stewart breached her fiduciary duties to MSLO’s stockholders and (b) the Company, Old Sequential, Madeline Merger Sub Inc. and Singer Merger Sub Inc. aided and abetted Ms. Stewart’s breach of her fiduciary duties. The plaintiffs seek to recover unspecified damages allegedly sustained by the plaintiffs, restitution and disgorgement by Ms. Stewart, the recovery of plaintiff’s attorney’s fees and other relief. We believe that we have meritorious defenses to the claims made by the plaintiffs, and we are vigorously defending such claims. Litigation costs in this matter may be significant. We do not expect that the ultimate resolution of this matter will have a material effect on our consolidated financial statements.

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

With respect to our outstanding legal matters, based on our current knowledge, we believe that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. Further, regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See Note 8 to our unaudited condensed consolidated financial statements for further discussion of legal proceedings to which we are party.

Item 1A.	Risk Factors

Cautionary Statements and Risk Factors

This Quarterly Report contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 14, 2016. There have been no material changes to such risk factors during the three months ended March 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities during the three months ended March 31, 2016. In February 2016, the Company delivered 1,375,000 shares, which were held back as part of the consideration paid to acquire Galaxy Brand Holdings, Inc., which acquisition was completed in August 2014.

During the three months ended March 31, 2016, we repurchased 71,646 shares of our common stock from employees for tax withholding purposes related to the vesting of restricted stock. We do not currently have in place a repurchase program with respect to our common stock.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 - 31	-	-	N/A	N/A

February 1 - 29	-	-	N/A	N/A

March 1 - 31	71,646	$7.00	N/A	N/A

Total	71,646		-	-

(1)	During the first quarter of 2016, 71,646 shares were purchased from employees for tax withholding purposes related to the vesting of restricted stock. All shares were purchased other than through a repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: May 10, 2016	/s/ Gary Klein
	By:	Gary Klein
	Title:	Chief Financial Officer (Principal Financial Officer)