Form 10-Q
period 2016-06-30
Sequential Brands Group, Inc.
filed 2016-08-08
CIK 1648428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 28, 2016, the registrant had 62,253,292 shares of common stock, par value $.01 per share, outstanding.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may appear throughout this Quarterly Report, including, without limitation, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We use words such as “future,” “seek,” “could,” “can,” “predict,” “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2015 and our subsequent Quarterly Reports on Form 10-Q.

Forward-looking statements speak only as of the date they are made and are based on current expectations and assumptions. You should not put undue reliance on any forward-looking statement. We are not under any obligation, and we expressly disclaim any obligation, to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to such or other forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Note 2)
Assets
Current Assets:
Cash	$36,651	$41,560
Restricted cash	990	-
Accounts receivable, net	34,338	42,026
Available-for-sale securities	5,553	5,611
Prepaid expenses and other current assets	5,961	5,276
Current assets held for disposition from discontinued operations of wholesale business	93	113
Total current assets	83,586	94,586

Property and equipment, net	7,490	6,547
Intangible assets, net	888,183	872,277
Goodwill	303,039	314,288
Other assets	1,765	2,139
Total assets	$1,284,063	$1,289,837

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$17,327	$23,722
Deferred revenue	1,324	2,157
Current portion of long-term debt	20,000	19,000
Total current liabilities	38,651	44,879

Long-term debt, net of current portion	513,930	523,065
Deferred tax liability	192,092	184,881
Other long-term liabilities	11,176	10,686
Long-term liabilities held for disposition from discontinued operations of wholesale business	649	677
Total liabilities	756,498	764,188

Commitments and Contingencies

Equity:
Preferred stock Series A, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized; 62,681,508 and 60,991,127 shares issued at June 30, 2016 and December 31, 2015, respectively, and 62,220,792 and 60,480,474 shares outstanding at June 30, 2016 and December 31, 2015, respectively	622	605
Additional paid-in capital	499,655	496,179
Accumulated other comprehensive loss	(6,529)	(6,466)
Accumulated deficit	(39,971)	(38,830)
Treasury stock, at cost; 71,646 shares at June 30, 2016 and none at December 31, 2015	(501)	-
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	453,276	451,488
Noncontrolling interest	74,289	74,161
Total equity	527,565	525,649
Total liabilities and equity	$1,284,063	$1,289,837

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net revenue	$34,154	$20,235	$68,162	$33,852

Operating expenses	20,920	11,925	42,897	20,601

Income from operations	13,234	8,310	25,265	13,251

Other income	-	-	93	700

Interest expense, net	10,599	7,792	21,289	10,952

Income before income taxes	2,635	518	4,069	2,999

Provision for (benefit from) income taxes	1,019	(31)	1,418	888

Net income	1,616	549	2,651	2,111

Net income attributable to noncontrolling interest	(1,681)	(1,876)	(3,792)	(1,994)

Net (loss) income attributable to Sequential Brands Group, Inc. and Subsidiaries	$(65)	$(1,327)	$(1,141)	$117

(Loss) earnings per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic	$(0.00)	$(0.03)	$(0.02)	$0.00
Diluted	$(0.00)	$(0.03)	$(0.02)	$0.00

Weighted-average common shares outstanding:
Basic	62,062,714	39,322,256	61,636,291	39,181,904
Diluted	62,062,714	39,322,256	61,636,291	41,373,880

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$1,616	$549	$2,651	$2,111

Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities	(1,060)	-	(58)	-
Unrealized gain (loss) on interest rate hedging transactions	8	17	(5)	(89)
Other comprehensive (loss) income	(1,052)	17	(63)	(89)
Comprehensive income	564	566	2,588	2,022

Comprehensive income attributable to noncontrolling interest	(1,681)	(1,876)	(3,792)	(1,994)
Comprehensive (loss) income attributable to Sequential Brands Group, Inc. and Subsidiaries	$(1,117)	$(1,310)	$(1,204)	$28

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid- in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Sequential Brands Group, Inc. and Subsidiaries Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	Interest	Equity
Balance at January 1, 2016	60,480,474	$605	-	$-	$496,179	$(6,466)	$(38,830)	-	$-	$451,488	$74,161	$525,649

Stock-based compensation	365,318	3	-	-	3,490	-	-	-	-	3,493	-	3,493

Issuance of Galaxy Brand Holdings, Inc. holdback shares	1,375,000	14	-	-	(14)	-	-	-	-	-	-	-

Unrealized loss on interest rate hedging transactions	-	-	-	-	-	(5)	-	-	-	(5)	-	(5)

Unrealized loss on available-for-sale securities	-	-	-	-	-	(58)	-	-	-	(58)	-	(58)

Repurchase of common stock	-	-	-	-	-	-	-	(71,646)	(501)	(501)	-	(501)

Noncontrolling interest distribution	-	-	-	-	-	-	-	-	-	-	(3,664)	(3,664)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	3,792	3,792

Net loss attributable to common stockholders	-	-	-	-	-	-	(1,141)	-	-	(1,141)	-	(1,141)

Balance at June 30, 2016	62,220,792	$622	-	$-	$499,655	$(6,529)	$(39,971)	(71,646)	$(501)	$453,276	$74,289	$527,565

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2016	2015
		(Note 2)
Cash Flows From Operating Activities
Net income	$2,651	$2,111
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	275	126
Depreciation and amortization	2,209	809
Stock-based compensation	3,493	4,054
Amortization of deferred financing costs	865	2,758
Gain on sale of trademark	-	(700)
Loss on disposal of fixed assets	501	-
Deferred income taxes	1,316	743
Changes in operating assets and liabilities:
Accounts receivable	7,413	(6,033)
Prepaid expenses and other assets	515	2,986
Accounts payable and accrued expenses	(6,435)	1,317
Deferred revenue	(833)	(278)
Other liabilities	(363)	(390)
Cash Provided By Operating Activities From Continuing Operations	11,607	7,503
Cash Used In Operating Activities From Discontinued Operations	(8)	(162)
Cash Provided By Operating Activities	11,599	7,341

Cash Flows From Investing Activities
Cash paid for acquisitions, net of cash acquired	-	(119,250)
Acquisition of intangible assets	(197)	(213)
Acquisition of property and equipment	(1,301)	(285)
Proceeds from sale of property and equipment	45	-
Changes in restricted cash	(990)	-
Proceeds from sale of trademark	-	140
Cash Used In Investing Activities	(2,443)	(119,608)

Cash Flows From Financing Activities
Proceeds from long-term debt	-	127,679
Proceeds from options exercised	-	554
Proceeds from warrants exercised	-	58
Repayment of long-term debt	(9,000)	(7,679)
Guaranteed payments in connection with acquisitions	(900)	(1,000)
Deferred financing costs	-	(3,556)
Repurchase of common stock	(501)	(837)
Noncontrolling interest distribution	(3,664)	(164)
Cash (Used In) Provided By Financing Activities	(14,065)	115,055

Net (Decrease) Increase In Cash	(4,909)	2,788
Cash — Beginning of period	41,560	22,521
Cash — End of period	$36,651	$25,309

Supplemental Disclosures Of Cash Flow Information
Cash paid for:
Interest	$20,196	$7,848
Taxes	$81	$859

Non-cash Investing And Financing Activities
Common stock issued in connection with acquisition	$-	$1,295
Noncontrolling interest recorded in connection with acquisition	$-	$65,094
Receivable for sale of trademark	$-	$560
Guaranteed contractual payments recorded on acquisition	$-	$2,822

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

1.	Organization and Nature of Operations

Overview

Sequential Brands Group, Inc. (the “Company” or “New Sequential”) owns a portfolio of consumer brands in the fashion, home, athletic and lifestyle categories. The Company aims to maximize the strategic value of its brands by promoting, marketing and licensing its global brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories. The Company’s core strategy is to enhance and monetize the global reach of its existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify its portfolio of brands. The Company licenses brands to both wholesale and direct-to-retail licensees. In a wholesale and distributor license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of June 30, 2016, the Company had more than one-hundred fifty licensees, with wholesale licensees comprising a significant majority.

The Company was formed on June 5, 2015, for the purpose of effecting the merger of Singer Merger Sub, Inc. with and into SQBG, Inc. (formerly known as Sequential Brands Group, Inc.) (“Old Sequential”) and the merger of Madeline Merger Sub, Inc. with and into Martha Stewart Living Omnimedia, Inc. (“MSLO”), with Old Sequential and MSLO each surviving the merger as wholly owned subsidiaries of the Company (the “Mergers”). Prior to the Mergers, the Company did not conduct any activities other than those incidental to its formation and the matters contemplated in the Agreement and Plan of Merger, dated as of June 22, 2015, as amended, by and among the Company, MSLO, Old Sequential, Singer Merger Sub, Inc., and Madeline Merger Sub, Inc. (the “Merger Agreement”). On December 4, 2015, pursuant to the Merger Agreement, Old Sequential and MSLO completed the strategic combination of their respective businesses and became wholly owned subsidiaries of the Company. Old Sequential was the accounting acquirer in the Mergers; therefore, the historical consolidated financial statements for Old Sequential for periods prior to the Mergers are considered to be the historical financial statements of the Company and thus, the Company’s consolidated financial statements reflect Old Sequential’s consolidated financial statements for the period from January 1, 2015 through December 4, 2015, and the Company’s consolidated financial statements thereafter. References to “the Company” when referring to periods prior to the consummation of the Mergers on December 4, 2015 are references to Old Sequential.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations or cash flows. It is the Company’s opinion that the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 14, 2016, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2015, 2014 and 2013. The financial information as of December 31, 2015 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The interim results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future interim periods.

Reclassification of Prior Year Presentation and Correction of Immaterial Error

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

JUNE 30, 2016

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

Additionally, the Company has corrected an immaterial error in its condensed consolidated statement of cash flows for the six months ended June 30, 2015. This correction is related to the payment of certain guaranteed obligations in connection with previous acquisitions and reflects an increase in cash provided by operating activities of approximately $1.0 million and a decrease in cash provided by financing activities of approximately $1.0 million. There is no impact to the condensed consolidated balance sheets, unaudited condensed consolidated statements of operations or unaudited condensed consolidated statement of changes in equity. Any impacts on prior periods in future filings will be corrected prospectively.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ significantly from estimates.

Discontinued Operations

The Company has accounted for the closure of its wholesale operations during 2013 as discontinued operations in accordance with the guidance provided in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Accounting for Impairment or Disposal of Long-Lived Assets, and ASC 205, Presentation of Financial Statements, which requires that only a component of an entity or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as discontinued operations and assets held for sale. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the statements of operations. Assets and liabilities are also reclassified into separate line items on the related balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

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

Restricted Cash

Restricted cash at June 30, 2016 consists of cash deposited with a financial institution required as collateral for the Company’s cash-collateralized letter of credit facilities.

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees and other customers and its evaluation of their creditworthiness, payment history and account aging. Accounts receivable balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $0.5 million and $0.3 million as of June 30, 2016 and December 31, 2015, respectively.

The Company’s accounts receivable amounted to approximately $34.3 million and approximately $42.0 million as of June 30, 2016 and December 31, 2015, respectively. Two licensees accounted for an aggregate of approximately 28% (15% and 13%) of the Company’s total consolidated accounts receivable balance as of June 30, 2016. Two licensees accounted for an aggregate of approximately 26% (15% and 11%) of the Company’s total consolidated accounts receivable balance as of December 31, 2015. The Company does not believe the accounts receivable balance from these licensees represents a significant collection risk based on past collection experience.

Investments

The Company has marketable securities that are classified as available-for-sale securities under ASC 320, Investments – Debt and Equity Securities. Such available-for-sale securities are reported at fair value in the accompanying condensed consolidated balance sheets and, at the time of purchase, were reported in the unaudited condensed consolidated statements of cash flows as an investing activity. The Company reviews its available-for-sale securities at each reporting period to determine whether a decline in fair value is other-than-temporary. Any decline in fair value that is determined to be other-than-temporary would result in an adjustment for an impairment charge in the accompanying unaudited condensed consolidated statements of operations. The primary factors the Company considers in its determination are (i) the length of time that the fair value of the available-for-sale security is below the Company’s carrying value, (ii) the financial condition and operating performance of the available-for-sale security, (iii) the reason for decline in fair value and (iv) the Company’s intent and ability to hold the investment in available-for-sale securities for a period of time sufficient to allow for a recovery in fair value. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific-identification basis. The unrealized gains and losses on the available-for-sale securities held by the Company as of June 30, 2016 and December 31, 2015 are set forth below.

		June 30, 2016
			Gross Unrealized
	Historical Cost	Estimated Fair Value	Gains	Losses
	(in thousands)

Available-for-sale securities	$12,048	$5,553	$-	$(6,495)

		December 31, 2015
			Gross Unrealized
	Historical Cost	Estimated Fair Value	Gains	Losses
	(in thousands)

Available-for-sale securities	$12,048	$5,611	$-	$(6,437)

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

At June 30, 2016 and December 31, 2015, the Company has concluded that the decline in fair value of its available-for-sale securities is not other-than-temporary. The available-for-sale securities have been in a loss position for less than twelve months.

Goodwill and Intangible Assets

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors considered include, for example, macroeconomic and industry conditions, overall financial performance and other relevant entity-specific events. If the Company bypasses the qualitative assessment, or concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it then performs a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.

In the first step, the Company will compare the estimated fair value of the reporting unit with its carrying value.  The Company has determined it has a single reporting unit, and considers its market capitalization (calculated as total common shares outstanding multiplied by the common equity price per share, as adjusted for a control premium factor) to represent its estimated fair value.  If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed. If, however, the estimated fair value of the reporting unit is less than its carrying amount, the Company will proceed to the second step and calculate the implied fair value of the reporting unit goodwill to determine whether any impairment is required. The implied fair value of the reporting unit goodwill is calculated by allocating the estimated fair value of the reporting unit to all of the unit’s assets and liabilities as if the unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in the amount of that excess.

Intangible assets represent trademarks, customer agreements and patents related to the Company’s brands and a favorable lease. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. The carrying value of intangible assets and other finite-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that indicate that the carrying amount of the indefinite-lived intangible asset may not be recoverable. When conducting its impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that the asset is impaired. If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, the Company then tests the asset for recoverability. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to its expected future undiscounted net cash flows. If the carrying amount of such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the recoverability of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the six months ended June 30, 2016, the Company changed its annual impairment testing date from December 31 to October 1. The Company believes this new date is preferable because it allows for more timely completion of the annual impairment test prior to the end of its annual financial reporting period. The Company has concluded that this change in accounting principle is not material to its financial statements, in part because the change does not delay, accelerate or avoid an impairment charge. The Company has determined that it will be impracticable to objectively determine projected cash flow and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, the Company will apply the change in annual impairment testing date prospectively beginning October 1, 2016.

Treasury Stock

Treasury stock is recorded at cost as a reduction of equity in the accompanying condensed consolidated balance sheets.

Stock-Based Compensation

Compensation cost for restricted stock is measured using the quoted market price of the Company’s common stock at the date the common stock is granted. For restricted stock, for which restrictions lapse with the passage of time (“time-based restricted stock”), compensation cost is recognized on a straight-line basis, reduced for estimated forfeitures, over the period between the issue date and the date that restrictions lapse. Time-based restricted stock is included in total shares of common stock outstanding upon the lapse of applicable restrictions. For restricted stock, for which restrictions are based on performance measures (“performance stock units” or “PSUs”), restrictions lapse when those performance measures have been deemed achieved. Compensation cost for PSUs is recognized on a straight-line basis, reduced for estimated forfeitures, during the period from the date on which the likelihood of the PSUs being earned is deemed probable and (x) the end of the fiscal year during which such PSUs are granted or (y) the date on which awards of such PSUs may be approved by the compensation committee of the Company’s board of directors (the “Compensation Committee”) on a discretionary basis, as applicable. PSUs are included in total shares of common stock outstanding upon the lapse of applicable restrictions. PSUs are included in total diluted shares of common stock outstanding when the performance measures have been deemed achieved but the PSUs have not yet been issued.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

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

The Company applies the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2016 and December 31, 2015, the Company had $0.6 million of certain unrecognized tax benefits, included as a component of long-term liabilities held for disposition from discontinued operations of wholesale business. The Company expects to reverse these unrecognized tax benefits during fiscal year 2016. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2012 through December 31, 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Basic weighted-average common shares outstanding	62,062,714	39,322,256	61,636,291	39,181,904
Acquisition hold back shares	-	-	-	1,375,000
Warrants	-	-	-	506,539
Stock options	-	-	-	142,839
Unvested restricted stock	-	-	-	167,598
Diluted weighted-average common shares outstanding	62,062,714	39,322,256	61,636,291	41,373,880

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

The computation of diluted EPS for the three and six months ended June 30, 2016 and 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Warrants	349,493	830,160	344,410	200,000
Acquisition hold back shares	-	1,375,000	347,527	-
Unvested restricted stock	129,153	674,485	103,676	-
Performance based restricted stock	408,555	-	408,555	-
Stock options	15,459	189,069	13,899	51,000
Total	902,660	3,068,714	1,218,067	251,000

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash, restricted cash, accounts receivable and marketable securities. Cash is held to meet working capital needs and future acquisitions. Restricted cash is cash pledged as collateral for a comparable amount of irrevocable standby letters of credit for certain of the MSLO leased properties. Substantially all of the Company’s cash, restricted cash and marketable securities are deposited with high quality financial institutions. At times, however, such cash, restricted cash and marketable securities may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts as of June 30, 2016.

Concentration of credit risk with respect to accounts receivable is minimal due to the collection history and the nature of the Company’s revenues.

Customer Concentrations

The Company recorded net revenues of approximately $34.2 million and approximately $20.2 million during the three months ended June 30, 2016 and 2015, respectively. During the three months ended June 30, 2016, two licensees represented at least 10% of net revenue, accounting for 13% and 11% of the Company’s net revenue. During the three months ended June 30, 2015, two licensees represented at least 10% of net revenue, accounting for 18% and 14% of the Company’s net revenue.

The Company recorded net revenues of approximately $68.2 million and approximately $33.9 million during the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016, two licensees represented at least 10% of net revenue, accounting for 12% and 11% of the Company’s net revenue. During the six months ended June 30, 2015, two licensees represented at least 10% of net revenue, accounting for 21% and 16% of the Company’s net revenue.

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

Noncontrolling Interest

Noncontrolling interest from continuing operations recorded for the three and six months ended June 30, 2016 represents income allocations to Elan Polo International, Inc., a member of DVS Footwear International, LLC (“DVS LLC”), With You, Inc., a member of With You LLC (the partnership between the Company and Jessica Simpson) and JALP, LLC (“JALP”), a member of FUL IP Holdings, LLC (“FUL IP”). Noncontrolling interest from continuing operations recorded for the three and six months ended June 30, 2015 represents income allocations to DVS LLC and With You LLC. The following table sets forth the noncontrolling interest from continuing operations for the three and six months ended June 30, 2016 and 2015:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
With You LLC	$1,410	$1,693	$3,268	$1,693
DVS LLC	143	183	283	301
FUL IP	128	-	241	-
Net income attributable to noncontrolling interest	$1,681	$1,876	$3,792	$1,994

Reportable Segment

An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker (the “CODM”) to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. The Company’s CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has a single operating and reportable segment. In addition, the Company has no foreign operations or any assets in foreign locations. Nearly all of the Company’s operations consist of a single revenue stream, which is the licensing of its trademark portfolio, with an immaterial portion of revenues derived from television, book, café operations and certain commissions.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

As of June 30, 2016 and December 31, 2015, there were no assets or liabilities that are required to be measured at fair value on a recurring basis, except for the Company’s available-for-sale securities (see Note 2), interest rate swap (see Note 7) and the contingent earn outs relating to the Linens ‘N Things brand (the “LNT Contingent Earn Out”) and Legacy Payments for Ms. Martha Stewart (see Note 11). The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at June 30, 2016 and December 31, 2015:

		Carrying Value		Fair Value
Financial Instrument	Level	6/30/2016	12/31/2015	6/30/2016	12/31/2015
		(in thousands)
Available-for-sale securities	1	$5,553	$5,611	$5,553	$5,611
Interest rate swap	2	$34	$29	$34	$29
2015 Term Loans	3	$455,000	$464,000	$442,033	$446,320
2015 Revolving Loan	3	$86,000	$86,000	$65,240	$62,880
LNT Contingent Earn outs	3	$-	$-	$-	$-
Legacy Payments	3	$1,871	$-	$1,871	$-

The carrying amounts of the Company’s cash, restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.

The Company records its available-for-sale securities on the condensed consolidated balance sheets at fair value using Level 1 inputs. The fair value of the Company’s available-for-sale securities is based upon quoted market prices for identical assets in active markets.

During 2015, the Company entered into an interest rate swap agreement related to term loans with a $20.0 million notional value (the “2015 Swap Agreement”). The Company records its interest rate swap on the condensed consolidated balance sheets at fair value using Level 2 inputs. As of June 30, 2016, the fair value of the Company’s interest rate swap is immaterial.  The valuation technique used to determine the fair value of the interest rate swap approximates the net present value of future cash flows which is the estimated amount that a bank would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates.

The objective of the swap agreement is to reduce the variability in cash flows for interest payments associated with the loan agreements, which are based on the 1-month London Interbank Offered Rate (“LIBOR”) rates. The Company has formally documented the swap agreement as a cash flow hedge of the Company’s exposure to 1-month LIBOR. Because the critical terms of the swap agreement and the hedged items coincided at inception (e.g., notional amount, interest rate reset dates, interest rate payment dates, maturity/expiration date and underlying index), the hedge was expected to completely offset changes in expected cash flows due to fluctuations in the 1-month LIBOR rate over the term of the hedge. The effectiveness of the hedge relationship is periodically assessed during the life of the hedge by comparing the current terms of the swap agreement and the loan agreements to assure they continue to coincide and through an evaluation of the continued ability of the respective counterparties to honor their obligations under the 2015 Swap Agreement. When the key terms no longer match exactly, hedge effectiveness (both prospective and retrospective) is assessed by evaluating the cumulative dollar offset for the actual hedging instrument relative to a hypothetical derivative whose terms exactly match the terms of the hedged item. Because the notional amounts of the Company’s swap agreement no longer match the notional amounts of the loan agreements exactly, the Company assessed the ineffectiveness of the swap agreement and determined that differences were immaterial as of June 30, 2016 and December 31, 2015.

The components of the swap agreement as of June 30, 2016, are as follows:

	Notional Value	Derivative Asset	Derivative Liability
	(in thousands)

Term Loans	$20,000	$-	$(34)

For purposes of this fair value disclosure, the Company based its fair value estimate for the 2015 Term Loans and 2015 Revolving Loan (each, as defined in Note 7) on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the loan agreements based on market interest rate quotes as of June 30, 2016 and December 31, 2015 for debt with similar risk characteristics and maturities.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

On the date of the acquisition, no value was assigned to the contingent earn out based on the remote probability that the Linens ‘N Things brand will achieve the performance measurements. At June 30, 2016 and December 31, 2015, the contingent earn out has no value. The Company continues to evaluate these performance measurements at each reporting period and will update their fair values when achievement of the performance measurements becomes probable.

The Company determined the acquisition date fair value of Legacy Payments (as defined in Note 11) due to Ms. Martha Stewart was approximately $1.7 million and updated the preliminary purchase price during the six months ended June 30, 2016.  The Company recorded approximately $0.1 million of accretion related to the Legacy Payments and recorded the expense within interest expense, net in the unaudited condensed consolidated statements of operations for each of the three and six months ended June 30, 2016.

4.	Discontinued Operations of Wholesale Business

The Company did not record any additional costs relating to discontinued operations of its former wholesale business during the three and six months ended June 30, 2016 and 2015.

A summary of the Company’s assets and liabilities from discontinued operations of its former wholesale business as of June 30, 2016 and December 31, 2015 is as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)

Prepaid expenses and other current assets	$93	$113
Long-term liabilities	$649	$677

5.	Goodwill

Goodwill is summarized as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)

Balance at January 1	$314,288	$169,786
Acquisition of With You LLC	-	3,480
Acquisition of the Joe's Jeans business	-	1,060
Acquisition of Martha Stewart Living Omnimedia, Inc. (see Note 11)	(11,249)	139,962
Ending balance	$303,039	$314,288

Goodwill from the acquisitions of With You LLC, Joe’s Jeans and Martha Stewart Living Omnimedia, Inc. represents the excess of the purchase price over the fair value of net assets acquired under the acquisition method of accounting.

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors considered include, for example, macroeconomic and industry conditions, overall financial performance and other relevant entity-specific events. If the Company bypasses the qualitative assessment, or concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it then performs a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

In the first step, the Company will compare the estimated fair value of the reporting unit with its carrying value.  The Company has determined it has a single reporting unit, and considers its market capitalization (calculated as total common shares outstanding multiplied by the common equity price per share, as adjusted for a control premium factor) to represent its estimated fair value.  If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed. If, however, the estimated fair value of the reporting unit is less than its carrying amount, the Company will proceed to the second step and calculate the implied fair value of the reporting unit goodwill to determine whether any impairment is required. The implied fair value of the reporting unit goodwill is calculated by allocating the estimated fair value of the reporting unit to all of the unit’s assets and liabilities as if the unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in the amount of that excess. No events or circumstances indicate an impairment has been identified subsequent to the Company’s December 31, 2015 impairment testing.

During the six months ended June 30, 2016, the Company changed its annual impairment testing date from December 31 to October 1. The Company believes this new date is preferable because it allows for more timely completion of the annual impairment test prior to the end of its annual financial reporting period. This change in accounting principle does not delay, accelerate or avoid an impairment charge. The Company has determined that it will be impracticable to objectively determine projected cash flow and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, the Company will apply the change in annual impairment testing date prospectively beginning October 1, 2016.

6.	Intangible Assets

Intangible assets are summarized as follows:

June 30, 2016	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Finite-lived intangible assets:
Trademarks	15	$4,949	$(1,392)	$3,557
Customer agreements	4	2,809	(1,383)	1,426
Favorable lease	2	537	(439)	98
Patents	10	665	(197)	468
		$8,960	$(3,411)	5,549
Indefinite-lived intangible assets:
Trademarks				882,634

Intangible assets, net				$888,183

December 31, 2015	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Finite-lived intangible assets:
Trademarks	15	$4,905	$(1,228)	$3,677
Customer agreements	4	2,817	(1,017)	1,800
Favorable lease	2	537	(322)	215
Patents	10	665	(164)	501
		$8,924	$(2,731)	6,193
Indefinite-lived intangible assets:
Trademarks				866,084

Intangible assets, net				$872,277

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

Estimated future annual amortization expense for intangible assets in service as of June 30, 2016 is summarized as follows:

Years ending December 31,	(in thousands)
Remainder of 2016	$647
2017	906
2018	774
2019	586
2020	396
Thereafter	2,240
$5,549

Amortization expense amounted to approximately $0.4 million and approximately $0.2 million for the three months ended June 30, 2016 and 2015, respectively. Amortization expense amounted to approximately $0.7 million and approximately $0.5 million for the six months ended June 30, 2016 and 2015, respectively.

Finite-lived intangible assets represent trademarks, customer agreements and patents related to the Company’s brands and a favorable lease. Finite-lived assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. The carrying value of finite-lived intangible assets and other long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Historically, indefinite-lived intangible assets have been tested for impairment on an annual basis at December 31 and between annual tests if an event occurs or circumstances change that indicate that the carrying amount of the indefinite-lived intangible asset may not be recoverable. When conducting its impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that the asset is impaired. If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, the Company then tests the asset for recoverability. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to its expected future undiscounted net cash flows. If the carrying amount of such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the recoverability of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No events or circumstances indicate an impairment has been identified subsequent to the Company’s December 31, 2015 impairment testing.

During the six months ended June 30, 2016, the Company changed its annual impairment testing date from December 31 to October 1. The Company believes this new date is preferable because it allows for more timely completion of the annual impairment test prior to the end of its annual financial reporting period. This change in accounting principle does not delay, accelerate or avoid an impairment charge. The Company has determined that it will be impracticable to objectively determine projected cash flow and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, the Company will apply the change in annual impairment testing date prospectively beginning October 1, 2016.

On February 24, 2015, the Company sold the People’s Liberation ® brand to a third party for (i) $0.7 million in cash and a note receivable and (ii) an earn-out of $1.0 million in cash (the “Earn-out”) in the event that total gross sales of products under the People’s Liberation ® brand equal or exceed $30.0 million during the 2015 calendar year (the “People’s Liberation Sale Price”).  As a result of the sale, the Company recorded a gain of $0.7 million because the People’s Liberation ® brand had no value on the Company’s condensed consolidated balance sheet. The gain is recorded in other income in the accompanying unaudited condensed consolidated statement of operations during the six months ended June 30, 2015.  The third party agreed to pay the Company one-fifth of the People’s Liberation Sale Price upon closing and one-fifth of the People’s Liberation Sale Price on the anniversary of the closing for the next four years.  The Company reported the short-term portion of the receivable in prepaid expenses and other current assets and the long-term portion in other assets in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015.  The Earn-out was not achieved during the year ended December 31, 2015, as total gross sales of products under the People’s Liberation ® brand did not equal or exceed $30.0 million.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

7.	Long-Term Debt

The components of long-term debt are as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)

Secured Term Loans	$455,000	$464,000
Revolving Credit Facility	86,000	86,000
Unamortized deferred financing costs	(7,070)	(7,935)
Total long-term debt, net of unamortized deferred financing costs	533,930	542,065
Less: current portion of long-term debt	20,000	19,000
Long-term debt	$513,930	$523,065

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

On December 4, 2015, the Company, Old Sequential and the BoA Agent entered into a Joinder and Assumption Agreement (the “Joinder and Assumption Agreement”), pursuant to which Old Sequential was discharged from its obligations, liabilities and rights as the “borrower” under the BoA Credit Agreement and the Company assumed all such obligations, liabilities and rights and was designated as the “borrower” under the BoA Credit Agreement for all purposes thereunder.

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

The New Secured Term Loan Agreement, together with the Term Loan A and Term Loan A-1 tranches of the BoA Credit Agreement represent the 2015 Term Loans. The revolving credit line of the BoA Credit Agreement represents the 2015 Revolving Loan.

The Company used the proceeds of the new loans to fund the payment of the purchase price, costs and expenses incurred in connection with the Mergers and related transactions.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

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

The New Secured Term Loan Agreement contains customary events of default, including, without limitation, payment defaults, covenant defaults, breaches of certain representations and warranties, cross defaults to certain material indebtedness, certain events of bankruptcy and insolvency, certain events under the Employee Retirement Income Security Act of 1974, material judgments and a change of control. If an event of default occurs and is not cured within any applicable grace period or is not waived, the New Agreement Agent, at the request of the lenders under the New Secured Term Loan Agreement, is required to take various actions, including, without limitation, the acceleration of amounts due thereunder. At June 30, 2016, the Company is in compliance with the covenants included in the New Secured Term Loan Agreement.

In connection with the BoA Credit Agreement and the New Secured Term Loan Agreement, the BoA Agent and the New Agreement Agent have entered into an Intercreditor Agreement, dated as of December 4, 2015 (the “Intercreditor Agreement”), which was acknowledged by the Company and the guarantors party thereto. The Intercreditor Agreement establishes various inter-lender terms, including, without limitation, priority of liens, permitted actions by each party, application of proceeds, exercise of remedies in the case of a default, incurrence of additional indebtedness, releases of collateral and limitations on the amendment of the BoA Credit Agreement and the New Secured Term Loan Agreement without the consent of the other party.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

9.	Stock-based Compensation

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(in thousands, except share and per share data)

Outstanding - January 1, 2016	129,501	$9.65	3.3	$148
Granted	-	-
Exercised	-	-
Forfeited or Canceled	-	-
Outstanding - June 30, 2016	129,501	$9.65	3.0	$153

Exercisable - June 30, 2016	123,501	$9.80	3.0	$145

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Options	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2016	21,000	$2.71
Granted	-	-
Vested	(15,000)	(3.01)
Forfeited or Canceled	-	-
Unvested - June 30, 2016	6,000	$1.94

The Company did not grant any stock options during the three and six months ended June 30, 2016.

During the three and six months ended June 30, 2015, the Company granted an aggregate of 10,000 stock options to employees for future services. These stock options are exercisable over a five-year term and vested on December 31, 2015. These stock options had a fair value of less than $0.1 million using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	0.90%
Expected dividend yield	0.00%
Expected volatility	32.10%
Expected life	3.00 years

The Company recorded less than $0.1 million during each of the three and six months ended June 30, 2015 pertaining to these grants.

Total compensation expense related to stock options for each of the three and six months ended June 30, 2016 and 2015 was less than $0.1 million. Total unrecognized compensation expense related to unvested stock options at June 30, 2016 amounted to less than $0.1 million and is expected to be recognized over a weighted-average period of approximately 0.6 years.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

Warrants

The following table summarizes the Company’s outstanding warrants for the six months ended June 30, 2016:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(in thousands, except share and per share data)

Outstanding - January 1, 2016	801,760	$7.87	4.1	$1,377
Granted	-	-
Exercised	-	-
Forfeited or Canceled	-	-
Outstanding - June 30, 2016	801,760	$7.87	3.8	$1,410

Exercisable - June 30, 2016	701,760	$7.09	2.8	$1,410

A summary of the changes in the Company’s unvested warrants is as follows:

	Number of Warrants	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2016	150,000	$6.32
Granted	-	-
Vested	(50,000)	6.32
Forfeited or Canceled	-	-
Unvested - June 30, 2016	100,000	$6.32

The Company did not issue any warrants during the three and six months ended June 30, 2016.

During the three and six months ended June 30, 2015, the Company issued ten-year warrants to purchase up to an aggregate of 200,000 shares of the Company’s common stock at an exercise price of $13.32 to a non-employee. These warrants had a fair value of $1.3 million using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.16%
Expected dividend yield	0.00%
Expected volatility	45.84%
Expected life	7.25 years

The Company recorded approximately $0.1 million during each of the three and six months ended June 30, 2016 and 2015 pertaining to this grant. The Company marks-to-market the expense for the warrants granted to the non-employee.

Total compensation expense related to warrants for each of the three and six months ended June 30, 2016 and 2015 was approximately $0.1 million.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

Restricted Stock and Restricted Stock Units

A summary of the time-based restricted stock and time-based restricted stock units activity for the six months ended June 30, 2016 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(in thousands, except share and per share data)

Unvested - January 1, 2016	510,653	$9.89	2.0	$510
Granted	105,548	6.19
Vested	(155,485)	7.70
Unvested - June 30, 2016	460,716	$9.78	1.7	$464

During the six months ended June 30, 2016, the Company issued 35,000 shares of time-based restricted stock to an employee for future services. These shares of time-based restricted stock had a grant date fair value of approximately $0.3 million and vest over a period of three years. The Company recorded less than $0.1 million during each of the three and six months ended June 30, 2016 as compensation expense pertaining to this grant.

During the three and six months ended June 30, 2016, the Company granted 70,548 shares of time-based restricted stock to members of the Company’s board of directors. These shares had a grant date fair value of approximately $0.4 million and vest over a period of one year. The Company recorded approximately $0.1 million during each of the three and six months ended June 30, 2016 as compensation expense pertaining to these grants.

During the three and six months ended June 30, 2015, the Company granted (i) 100,000 time-based restricted stock units to the Company’s Chief Executive Officer pursuant to an amended and restated employment agreement, dated April 14, 2015 (the “A&R CEO Employment Agreement”), (ii) 15,000 shares of time-based restricted stock to an employee for future services, (iii) 24,452 shares of time-based restricted stock to members of the Company’s board of directors and (iv) 150,150 shares of time-based restricted stock to a non-employee pursuant to a partnership agreement. These shares had a grant date fair value of approximately $3.8 million and vest over a period of one to four years. The Company recorded approximately $0.3 million and $0.2 million during the three months ended June 30, 2016 and 2015, respectively, as compensation expense pertaining to these grants. The Company recorded approximately $0.5 million and $0.2 million during the six months ended June 30, 2016 and 2015, respectively, as compensation expense pertaining to these grants. The Company marks-to-market the expense for the shares of time-based restricted stock granted to the non-employee.

Total compensation expense related to time-based restricted stock and time-based restricted stock unit grants for the three months ended June 30, 2016 and 2015 was approximately $0.6 million and $0.9 million, respectively. Total compensation expense related to time-based restricted stock and time-based restricted stock unit grants for the six months ended June 30, 2016 and 2015 was approximately $1.0 million and $1.3 million, respectively.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

Performance Stock Units

A summary of the PSUs activity for the six months ended June 30, 2016 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(in thousands, except share and per share data)

Unvested - January 1, 2016	1,308,500	$10.98	1.4	$96
Granted	30,000	7.23
Vested	(209,833)	(9.75)
Forfeited or Cancelled	-	-
Unvested - June 30, 2016	1,128,667	$11.11	1.0	$99

The Company did not grant any PSUs during the three months ended June 30, 2016. During the six months ended June 30, 2016, the Company granted 30,000 PSUs to an employee upon the commencement of his employment with the Company. These PSUs had a grant date fair value of approximately $0.2 million and vest over a period of three years. These PSUs require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned. The Company recorded less than $0.1 million during each of the three and six months ended June 30, 2016 as compensation expense in the accompanying unaudited condensed consolidated statement of operations pertaining to these PSUs as the likelihood of certain PSUs being earned became probable.

On February 23, 2016, the Compensation Committee voted to approve, on a discretionary basis, an award of 69,994 PSUs to employees and consultants. Included in the above award were 20,000 PSUs and 12,000 PSUs for the Company’s Chief Executive Officer and Chief Financial Officer, respectively. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants. Total compensation expense related to these PSUs of approximately $0.4 million was recorded as operating expenses in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2016.

During the six months ended June 30, 2015, the Company granted 200,000 PSUs to the Company’s Chief Executive Officer pursuant to the A&R CEO Employment Agreement. These PSUs had a grant date fair value of approximately $2.9 million, vest over a period of three and one-half years and require achievement of certain performance metrics within each fiscal year for such PSUs to be earned. The Company did not record compensation expense during the three and six months ended June 30, 2016 pertaining to these PSUs as the likelihood of such PSUs being earned was not probable.

On February 24, 2015, the Compensation Committee voted to approve, on a discretionary basis, an award of 198,000 PSUs to employees and consultants under the 2013 Stock Incentive Compensation Plan. Included in the above award were 60,000 PSUs and 36,000 PSUs for the Company’s Chief Executive Officer and Chief Financial Officer, respectively. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees. Total compensation expense related to these PSUs of approximately $2.0 million was recorded as operating expenses in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2015.

In addition, during the six months ended June 30, 2015, the Compensation Committee approved, on a discretionary basis, an award of 12,500 PSUs to an employee upon the commencement of his employment with the Company. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to the employee. Total compensation expense related to these PSUs in the approximate amount of $0.1 million was recorded as operating expenses in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2015.

Total compensation expense related to the PSUs for the three months ended June 30, 2016 and 2015 was approximately $1.0 million and $0.5 million, respectively. Total compensation expense related to the PSUs for the six months ended June 30, 2016 and 2015 was approximately $2.3 million and approximately $2.6 million, respectively.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

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

The Company did not pay TCP any fees during the three and six months ended June 30, 2016. The Company paid TCP approximately $0.4 million and approximately $0.9 million for services under the Amended TCP Agreement during the three and six months ended June 30, 2015, respectively. At June 30, 2016 the Company owed TCP approximately $0.9 million for services performed in connection with the Purchase Agreement (as defined in Note 14). This amount is included in operating expenses in the Company’s unaudited condensed consolidated financial statements. At December 31, 2015 the Company did not owe TCP any fees for services.

Additionally, in July 2013, the Company entered into a consulting arrangement with an employee of TCP (the “TCP Employee”), pursuant to which the TCP Employee provides legal and other consulting services at the request of the Company from time to time. The TCP Employee was also issued 125,000 shares of restricted stock, vesting over a four-year period and 180,000 PSUs, vesting over three years in increments of 20% for 2014, 20% for 2015 and 60% for 2016. The Company paid the TCP Employee approximately $0.1 million and approximately $0.2 million for services under the consulting arrangement during the three months ended June 30, 2016 and 2015, respectively. The Company paid the TCP Employee approximately $0.2 million and approximately $0.3 million for services under the consulting arrangement during the six months ended June 30, 2016 and 2015, respectively. These amounts are included in operating expenses in the Company’s unaudited condensed consolidated financial statements. At June 30, 2016 the Company owed the TCP Employee approximately $0.2 million for services performed. At December 31, 2015 the Company did not owe the TCP Employee any fees for services.

Transactions with E.S. Originals, Inc.

A division president of the Company maintains a passive ownership interest in one of the Company’s licensees, E.S. Originals, Inc. (“ESO”). The Company receives royalties from ESO under license agreements for certain of the Company’s brands in the footwear category. The Company recorded approximately $4.5 million and $3.7 million of revenue for the three months ended June 30, 2016 and 2015, respectively, for royalties earned from ESO license agreements. The Company recorded approximately $8.2 million and $7.1 million of revenue for the six months ended June 30, 2016 and 2015, respectively, for royalties earned from ESO license agreements. At June 30, 2016 and December 31, 2015, the Company had approximately $5.3 million and $4.1 million included as accounts receivable from ESO in the condensed consolidated balance sheets, respectively.

Acquisition of FUL

On November 17, 2014, the Company made a strategic investment in FUL IP. FUL IP is a collaborative investment between the Company and JALP. FUL IP was formed for the purpose of licensing the FUL trademark to third parties in connection with the manufacturing, distribution, marketing and sale of FUL branded bags, backpacks, duffels, luggage and apparel accessories. JALP contributed the FUL trademark with a fair value of approximately $8.9 million. In exchange for a 50.5% economic interest in FUL IP the Company paid JALP $4.5 million. JALP’s minority member interest in FUL IP has been reflected as noncontrolling interest on the Company’s condensed consolidated balance sheets. One of the Company’s directors, Mr. Al Gossett, has a partial ownership interest in JALP. There was approximately $0.1 million and $0.2 million of noncontrolling interest recorded during the three and six months ended June 30, 2016, respectively. No noncontrolling interest was recorded during the three and six months ended June 30, 2015.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

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

During the term of the Intangible Asset Agreement with the Company, Lifestyle Research Center LLC will be entitled to receive a guaranteed annual payment of $1.7 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company. During the term of the IP Agreement with the Company, Ms. Stewart will be entitled to receive a guaranteed annual payment of $1.3 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company. During the three and six months ended June 30, 2016, the Company expensed non-cash interest of approximately $0.2 million and approximately $0.4 million, respectively, related to the accretion of the present value of these guaranteed contractual payments. In addition, during the three and six months ended June 30, 2016, the Company made payments of approximately $0.4 million and $0.7 million, respectively, to Ms. Stewart in connection with the terms of the IP Agreement.

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

Martha Stewart Living Omnimedia, Inc.

On December 4, 2015, Old Sequential and MSLO, consummated the transactions contemplated by the Merger Agreement. Effective on December 4, 2015 as of the effective time under the Merger Agreement (the “Effective Time”), Singer Merger Sub, Inc. and Madeline Merger Sub, Inc., each wholly-owned subsidiaries of the Company, merged with and into Old Sequential and MSLO, respectively, with Old Sequential and MSLO surviving the mergers as wholly-owned subsidiaries of the Company (the “Mergers”), in accordance with the Merger Agreement. The Mergers were approved by the stockholders of MSLO at a special meeting of the MSLO stockholders on December 2, 2015 and by a majority of Old Sequential’s stockholders on June 22, 2015. As a result of the Mergers, the Company became the ultimate parent of Old Sequential, MSLO and each of their respective subsidiaries.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

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

The Company made the following updates to the purchase price during the six months ended June 30, 2016:

Allocated to:
Goodwill	$1,749
Legacy payments	(1,749)
$-

The Company also made the following measurement period reclassifications during the six months ended June 30, 2016 in connection with completing the valuation of the MSLO acquisition:

Allocated to:
Prepaid expenses and other current assets	$826
Property and equipment	1,717
Goodwill	(12,998)
Trademarks	16,398
Customer agreements	(8)
Accounts payable and accrued expenses	(40)
Deferred tax liability	(5,895)
$-

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

The allocation of the purchase price is summarized as follows (in thousands):

Cash paid	$176,722
Fair value of common stock issued (20,014,726 shares)	185,937
Total consideration	$362,659

Allocated to:
Cash	$39,095
Accounts receivable	17,524
Prepaid expenses and other current assets	1,524
Property and equipment	5,376
Other non-current assets	958
Goodwill	128,713
Trademarks	329,770
Customer agreements	632
Accounts payable and accrued expenses	(11,158)
Guaranteed contractual payments	(12,826)
Payments to seller	(3,250)
Consideration paid to MSLO employees/directors for stock awards	(14,227)
Legacy payments	(1,749)
Long-term liabilities	(452)
Other deferred revenue	(1,717)
Deferred tax liability	(115,554)
$362,659

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

During the three months ended June 30, 2016, the Company recorded approximately $0.3 million of restructuring charges primarily in connection with headcount reductions. During the six months ended June 30, 2016, the Company recorded approximately $2.8 million of restructuring charges in connection with headcount reductions and lease termination costs. The charges incurred during the six months ended June 30, 2016 consisted of $1.5 million of severance and related benefits associated with headcount reductions, $0.6 million of professional fees, $0.3 million in contract termination fees and $0.4 of asset write-offs.

On a cumulative basis, the Company has recorded $11.5 of restructuring charges in connection with the acquisition of MSLO and contract termination costs. The associated employee headcount reductions in connection with the reduction in workforce since inception were 63 employees. All restructuring charges incurred are included in operating expenses in the unaudited condensed consolidated statement of operations.

The Company did not incur restructuring charges for the three and six months ended June 30, 2015.

Restructuring accruals of approximately $2.2 million and approximately $6.9 million as of June 30, 2016 and December 31, 2015, respectively, are included in accounts payable and accrued expenses on the condensed consolidated balance sheets. These accruals included amounts provided for severance and related benefits, contract termination fees and professional fees. The Company has paid approximately $8.0 million in cash related to this initiative as of June 30, 2016.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

Changes in the restructuring accruals during the six months ended June 30, 2016 were as follows:

	Severance & Related Benefits	Contract Termination Costs	Professional Fees	Total Accrual
	(in thousands)
Balance at January 1, 2016	$4,644	$1,628	$579	$6,851
Charges to expense	1,490	315	545	2,350
Amounts paid	(5,567)	(435)	(1,029)	(7,031)
Balance at June 30, 2016	$567	$1,508	$95	$2,170

The remaining severance and related benefits, contract termination costs and professional fees are expected to be paid by the end of fiscal 2016.

13.	New Accounting Pronouncements

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Customers with Contracts (Topic 606) Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). ASU 2016-12 amends certain aspects of ASU No. 2014-09, “Revenue from Customers with Contracts (Topic 606)”. The amendments which were issued in response to feedback received by the FASB-International Accounting Standards Board joint revenue recognition Transition Resource Group, include the following:

•	Collectibility – ASU 2016-12 clarifies the objective of the entity’s collectibility assessment and contains new guidance on when an entity would recognize as revenue consideration it receives if the entity concludes that collectibility is not probable.
•	Presentation of sales tax and other similar taxes collected from customers – Entities are permitted to present revenue net of sales taxes collected on behalf of governmental authorities (i.e., to exclude from the transaction price sales taxes that meet certain criteria).
•	Noncash consideration – An entity’s calculation of the transaction price for contracts containing noncash consideration would include the fair value of the noncash consideration to be received as of the contract inception date. Further, subsequent changes in the fair value of noncash consideration after contract inception would be subject to the variable consideration constraint only if the fair value varies for reasons other than its form.
•	Contract modifications and completed contracts at transition – The ASU establishes a practical expedient for contract modifications at transition and defines completed contracts as those for which all (or substantially all) revenue was recognized under the applicable revenue guidance before the new revenue standard was initially adopted.
•	Transition technical correction – Entities that elect to use the full retrospective transition method to adopt the new revenue standard would no longer be required to disclose the effect of the change in accounting principle on the period of adoption (as is currently required by ASC 250-10-50-1(b)(2)); however, entities would still be required to disclose the effects on preadoption periods that were retrospectively adjusted.

ASU 2016-12 is effective for annual and interim periods beginning on or after December 15, 2017, and early adoption is permitted as of the original effective date, December 31, 2016. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-11, “Rescission of SEC Guidance Because of Accounting Standards Update 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” (“ASU 2016-11”). ASU 2016-11 rescinds certain SEC guidance from the FASB ASC in response to announcements made by the SEC staff at the Emerging Issues Task Force’s March 3, 2016 meeting. Specifically, ASU 2016-11 supersedes SEC observer comments on the following topics:

•	Upon the adoption of ASU 2014-09:
o	Revenue and expense recognition for freight services in process (ASC 605-20-S99-2)
o	Accounting for shipping and handling fees and costs (ASC 605-45-S99-1)
o	Accounting for consideration given by a vendor to a customer (ASC 605-50-S99-1)
o	Accounting for gas-balancing arrangements (ASC 932-10-S99-5).

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

•	Upon the adoption of ASU 2014-16:

o	Determining the nature of a host contract related to a hybrid financial instrument issued in the form of a share under ASC 815 (ASC 815-10-S99-3)

ASU 2016-11 is effective upon the adoption of ASU 2014-09 and ASU 2014-16. The adoption of ASU 2016-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 amends certain aspects of the guidance in ASU 2014-09 on (1) identifying performance obligations and (2) licensing. The amendments include the following:

•	Identifying performance obligations:
o	Immaterial promised goods or services – Entities may disregard goods of services promised to a customer that are immaterial in the context of the contract.
o	Shipping and handling activities – Entities can elect to account for shipping or handling activities occurring after control has passed to the customer as a fulfillment cost rather than as a revenue element (i.e., a promised service in the contract).
o	Identifying when promises represent performance obligations – The new guidance refines the separation criteria for assessing whether promised goods and services are distinct, specifically the “separately identifiable” principle (the “distinct within the context of the contract” criterion) and supporting factors.

•	Licensing implementation guidance:
o	Determining the nature of an entity’s promise in granting a license – intellectual property (IP) is classified as either functional or symbolic, and such classification should generally dictate whether, for a license granted to that IP, revenue must be recognized at a point in time or over time, respectively.
o	Sales-based and usage based royalties – The sales-based and usage-based royalty exception applies whenever the royalty is predominantly related to a license of IP. The ASU therefore indicates that an “entity should not split a sales-based or usage-based royalty into a portion subject to the recognition guidance on sales-based and usage-based royalties and a portion that is not subject to that guidance”.
o	Restriction of time, geographical location, and use – The ASU’s examples illustrate the distinction between restrictions that represent attributes of a license and provisions that specify that additional licenses have been provided.
o	Renewals of licenses that provide a right to use IP – Revenue should not be recognized for renewals or extensions of licenses to use IP until the renewal period begins.

ASU 2016-10 is effective for annual and interim periods beginning on or after December 15, 2017, and early adoption is permitted as of the original effective date, December 31, 2016. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

In March 2016, the FASB issued ASU No. 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”). ASU 2016-05 clarifies that “a change in the counterparty to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument” or “a change in a critical term of the hedging relationship”. As long as all other hedge accounting criteria in ASC 815 are met, a hedging relationship in which the hedging derivative instrument is novated would not be discontinued or need to be redesignated. This clarification applies to both cash flow and fair value hedging relationships. ASU 2016-05 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. An entity would apply the guidance prospectively unless it elects modified retrospective transition. Early adoption is permitted, including in an interim period. The adoption of ASU 2016-05 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which contains a new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance. ASU No. 2014-09 requires that a company recognize revenue at the time it transfers promised goods or services to a customer and in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual and interim periods beginning on or after December 15, 2017, and early adoption is permitted as of the original effective date, December 31, 2016. Companies have the option of using either a full retrospective approach or a modified approach to adopt in ASU No. 2014-09. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

14.	Subsequent Events

On July 1, 2016 (the “Closing Date”), the Company, together with its wholly-owned subsidiary, SBG-Gaiam Holdings LLC (formerly known as Stretch & Bend Holdings LLC), a Delaware limited liability company (“SBG-Gaiam” or the “Purchaser”) completed the acquisition pursuant to the terms of the Membership Interest Purchase Agreement (the “Purchase Agreement”) with GAIAM, Inc., a Colorado corporation (“Seller”) pursuant to which Purchaser agreed to acquire the branded consumer business of Seller for a total purchase price of approximately $145.7 million in cash. As part of the transaction, SBG-Gaiam acquired Seller’s yoga, fitness and wellness product business, which include the GAIAM and SPRI brands. In tandem with the transaction, the Company signed long-term licensing agreements for the brands’ core categories, which became effective upon closing. Fit For Life, LLC will be the licensing partner for the hard goods and equipment categories as well as the digital properties, and High Life will be the licensing partner for GAIAM’s yoga and athleisure apparel business.

On the Closing Date, the Company and certain of its subsidiaries entered into (i) the Third Amended and Restated First Lien Credit Agreement (the “Amended BoA Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto and (ii) the Third Amended and Restated Credit Agreement (the “Amended GSO Credit Agreement”) with Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto. The Company used a portion of the proceeds of the $287.5 million loans made to the Company under the Amended BoA Credit Agreement and the $415.0 million loans made to the Company under the Amended GSO Credit Agreement to fund the payment of the purchase price with respect to the acquisition of the Brand Business and costs and expenses incurred in connection with such acquisition and related transactions.

The Amended BoA Credit Agreement provides for several five-year credit facilities, consisting of (i) Tranche A Term Loans in an aggregate principal amount of $133.0 million (the “Tranche A Loans”), (ii) Tranche A-1 Term Loans in an aggregate principal amount of $44.5 million (the “Tranche A-1 Loans” and, together with the Tranche A Loans, the “BoA Term Loans”) and (iii) revolving credit commitments in the aggregate principal amount of $110.0 million (the “Revolving Credit Facility” and, the loans under the Revolving Credit Facility, the “Revolving Loans”). On the Closing Date, the total amount outstanding under the Amended BoA Credit Agreement was $258.0 million, including (i) $133.0 million of Tranche A Loans, (ii) $44.5 million of Tranche A-1 Loans and (iii) $80.5 million of Revolving Loans.

The loans under the Amended BoA Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) with respect to the Revolving Loans and the Tranche A Loans (a) the LIBOR rate plus 3.50% per annum or (b) the base rate plus 2.50% per annum and (ii) with respect to the Tranche A-1 Loans (a) the LIBOR rate plus 7.00% per annum or (b) the base rate plus 6.00% per annum. The undrawn portions of the commitments under the Revolving Credit Facility are subject to a commitment fee of 0.375% per annum.

The Company may make voluntary prepayments of the loans outstanding under the Amended BoA Credit Agreement, subject to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and, in certain cases, to the prepayment premium set forth in the Amended BoA Credit Agreement. Additionally, the Company is mandated to make prepayments (without payment of a premium or penalty) under the Amended BoA Credit Agreement amounting to: (i) the loans outstanding under the Amended BoA Credit Agreement plus, (a) where intellectual property is disposed, 50.0% of the disposed intellectual property’s orderly liquidation value, and (b) where any other assets constituting collateral are disposed or upon the receipt of certain insurance proceeds, 100% of the net proceeds thereof, subject to certain reinvestment rights; and (ii) the Tranche A-1 Loans to the extent that the outstanding principal amount thereof exceeds 10.0% of the orderly liquidation value of the registered trademarks owned by the BoA Facility Loan Parties. Commencing on September 30, 2016, the BoA Term Loans will amortize in quarterly installments of $5.0 million.

The Amended BoA Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the BoA Facility Loan Parties and their subsidiaries. Moreover, the Amended BoA Credit Agreement contains financial covenants that require the BoA Facility Loan Parties and their subsidiaries to (i) maintain a positive net income, (ii) satisfy a maximum loan to value ratio set at 50.0% (applicable to the Revolving Loans and Tranche A Loans) and (iii) satisfy a maximum consolidated first lien leverage ratio, initially set at 2.80:1.00, decreasing over the term of the Amended BoA Credit Agreement until reaching the final maximum ratio of 2.50:1.00 for the fiscal quarter ending September 30, 2018 and thereafter.

The Amended BoA Credit Agreement contains certain customary events of default, including a change of control. If an event of default occurs and is not cured within any applicable grace period or not waived, the Bank of America Agent, at the request of the lenders under the Amended BoA Credit Agreement, must take various actions, including, without limitation, the acceleration of amounts due under the Amended BoA Credit Agreement.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

The Company may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.33:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 2.50:100 and (b) with respect to any other increase, 2.40:1.00, subject to the satisfaction of certain conditions in the Amended BoA Credit Agreement.

The Amended GSO Credit Agreement provides for a six-year $415.0 million senior secured term loan facility. The Company may request one or more additional term loan facilities or the increase of term loan commitments under the Amended GSO Credit Agreement as would not cause the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, subject to the satisfaction of certain conditions in the Amended GSO Credit Agreement.

The loans under the Amended GSO Credit Agreement bear interest, at the Company’s option, at a rate equal to either (i) the LIBOR rate plus an applicable margin of 8.25% or 9.00% per annum or (ii) the base rate plus an applicable margin of 7.25% or 8.00% per annum, in each case based upon the consolidated total leverage ratio.

The Company may make voluntary prepayments of the loans outstanding under the Amended GSO Credit Agreement, subject to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and, in certain cases, to the prepayment premium set forth in the Amended GSO Credit Agreement. The Company is mandated to make prepayments (without payment of a premium or penalty) of loans outstanding under the Amended GSO Credit Agreement amounting to: (i) where intellectual property is disposed, 50.0% of the disposed intellectual property’s orderly liquidation value, (ii) where any other asset constituting collateral is disposed or upon the receipt of certain insurance proceeds, 100% of the net proceeds thereof, subject to certain reinvestment rights, and (iii) any consolidated excess cash flow, in an amount equal to (a) in the event the consolidated total leverage ratio is at least 4.00:1.00, 75% thereof, (b) in the event the consolidated total leverage ratio is less than 4.00:1.00 but at least 3.00:1.00, 50% thereof and (c) in the event the consolidated total leverage ratio is less than 3.00:1.00, 0% thereof. Commencing on March 31, 2017, the Loans under the Amended GSO Credit Agreement will amortize in quarterly installments, equal to 2.00% per annum of the original aggregate principal amount thereof.

The Amended GSO Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the GSO Facility Loan Parties and their subsidiaries. Moreover, the Amended GSO Credit Agreement contains financial covenants that require the GSO Facility Loan Parties and their subsidiaries to satisfy (i) a maximum consolidated total leverage ratio, initially set at 7.25:1.00, decreasing over the term of the Amended GSO Credit Agreement until reaching the final maximum ratio of 6.50:1.00 for the fiscal quarter ending September 30, 2018 and thereafter and (ii) a maximum consolidated first lien leverage ratio, initially set at 2.80:1.00, decreasing over the term of the Amended GSO Credit Agreement until reaching the final maximum ratio of 2.50:1.00 for the fiscal quarter ending September 30, 2018 and thereafter.

The Amended GSO Credit Agreement contains certain customary events of default, including a change of control. If an event of default occurs and is not cured within any applicable grace period or is not waived, the GSO Agent, at the request of the lenders under the Amended GSO Credit Agreement, is required to take various actions, including, without limitation, the acceleration of amounts due thereunder.

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

We license our brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of June 30, 2016, we had more than 150 licensees, with wholesale licensees comprising a significant majority.

Our license agreements typically require a licensee to pay us royalties based upon net sales and, in most cases, contain guaranteed minimum royalties regardless of the net sales generated by the licensee. Our license agreements also typically require licensees to support the brands by either paying or spending contractually guaranteed minimum amounts for the marketing and advertising of the respective licensed brands. As of June 30, 2016, we had contractual rights to receive an aggregate of approximately $332.5 million in minimum royalty and marketing and advertising revenue from our licensees through the balance of the current terms of such licenses, excluding any renewals.

Items Affecting Comparability of Periods Presented

As described more fully in Item 1 to this report, we were formed on June 5, 2015 for the purpose of effecting certain transactions consummated on December 4, 2015, as a result of which Old Sequential and MSLO became our wholly owned subsidiaries (the “Mergers”). Old Sequential was the accounting acquirer in the Mergers; therefore, the historical consolidated financial statements for Old Sequential for periods prior to the Mergers are considered to be the historical financial statements of Sequential Brands Group, Inc. and thus, our unaudited condensed consolidated financial statements for the three and six months ending June 30, 2015 reflect Old Sequential’s unaudited condensed consolidated financial statements for such period and our unaudited condensed consolidated financial statements for the three and six months ending June 30, 2016 reflect the unaudited condensed consolidated financial statements of Sequential Brand Group Inc.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 14, 2016, for a discussion of our critical accounting policies. During the six months ended June 30, 2016, there were no material changes to these policies, except for the following:

Change in Goodwill and Indefinite-Lived Intangible Assets Testing Date

During the six months ended June 30, 2016, we changed our annual impairment testing date from December 31 to October 1. We believe this new date is preferable because it allows for more timely completion of the annual goodwill impairment test prior to the end of our annual financial reporting period. This change in accounting principle does not delay, accelerate or avoid an impairment charge. We believe that it will be impracticable to objectively determine projected cash flow and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, we will apply the change in annual impairment testing date prospectively beginning October 1, 2016.

Restricted Cash

Restricted cash at June 30, 2016 consists of cash deposited with a financial institution that was required as collateral for our cash-collateralized letter of credit facilities.

Reclassification of Prior Year Presentation and Correction of Immaterial Error

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

Additionally, the Company has corrected an immaterial error in its condensed consolidated statement of cash flows for the six months ended June 30, 2015. This correction is related to the payment of certain guaranteed obligations in connection with previous acquisitions and reflects an increase in cash provided by operating activities of approximately $1.0 million and a decrease in cash provided by financing activities of approximately $1.0 million. There is no impact to the condensed consolidated balance sheets, unaudited condensed consolidated statements of operations or unaudited condensed consolidated statement of changes in equity. Any impacts on prior periods in future filings will be corrected prospectively.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Three Months Ended June 30,		Change	Change
	2016	2015	(Dollars)	(Percentage)
	(in thousands, except percentages)

Net revenue	$34,154	$20,235	$13,919	68.8%
Operating expenses	20,920	11,925	8,995	75.4%
Income from operations	13,234	8,310	4,924	59.3%
Interest expense, net	10,599	7,792	2,807	36.0%
Income before income taxes	2,635	518	2,117	408.7%
Provision for (benefit from) income taxes	1,019	(31)	1,050	-3387.1%
Net income	1,616	549	1,067	194.4%
Net income attributable to noncontrolling interest	(1,681)	(1,876)	195	-10.4%
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(65)	$(1,327)	$1,262	-95.1%

Net revenue. The increase in net revenue for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 is primarily attributable to the acquisitions of the Martha Stewart, Joe’s Jeans and Emeril Lagasse brands which occurred during the third and fourth quarters of 2015 and, to a lesser extent, increased revenues from the balance of our portfolio. Net revenue for the three months ended June 30, 2016 consists primarily of licensing revenue earned from our license agreements relating to the Martha Stewart, Jessica Simpson, AND1, Avia, Joe’s Jeans and Ellen Tracy brands. Net revenue for the three months ended June 30, 2015 consists of licensing revenue earned primarily from our license agreements related to our Jessica Simpson, Avia, AND1 and Ellen Tracy brands.

Operating expenses. Operating expenses increased approximately $9.0 million for the three months ended June 30, 2016 to approximately $20.9 million compared to approximately $11.9 million for the three months ended June 30, 2015. The primary drivers for this increase include shareholder and pre-acquisition litigation costs incurred in connection with the Mergers, increased rent expense, payroll expenses and depreciation and amortization. We incurred shareholder and pre-acquisition litigation costs of approximately $0.4 million during the three months ended June 30, 2016. Rent costs increased approximately $1.7 million to $1.9 million compared to approximately $0.2 million in the prior year comparable period due to the Company’s new corporate headquarters acquired in the Mergers. Our headcount also increased over the comparable prior year period, resulting in an increase in payroll expense of approximately $3.9 million from approximately $1.7 million during the three months ended June 30, 2015 to approximately $5.6 million during the three months ended June 30, 2016.

Interest expense, net. The year-over-year increase in net interest expense of approximately $2.8 million is primarily due to an increase in interest incurred under our loan agreements. Interest expense during the three months ended June 30, 2016 includes interest incurred under our loan agreements and interest rate swaps of approximately $9.9 million and non-cash interest related to the amortization of deferred financing costs of approximately $0.4 million. Additionally, we expensed non-cash interest of approximately $0.3 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions in 2015. Interest expense during the three months ended June 30, 2015 includes interest incurred under our loan agreements and interest rate swaps of approximately $5.3 million, non-cash interest related to the amortization of deferred financing costs of approximately $0.4 million and the write-off of approximately $2.1 million of deferred financing costs as a result of an extinguishment of debt in accordance with ASC 470 – Debt in connection with loan agreements entered into for the acquisition of With You LLC.

Income taxes. The provision for income taxes for the three months ended June 30, 2016 represents the non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes and taxes for state, local and foreign jurisdictions. The benefit from income taxes for the three months ended June 30, 2015 represents the impact of changes to the annual forecasted net income in that period on the calculated interim effective tax rate.  The effective tax rate differs from the statutory tax rate primarily due to benefits from taxes attributable to noncontrolling interest and changes in valuation allowance.

Noncontrolling interest. The year-over-year increase in noncontrolling interest from continuing operations was primarily driven by our acquisition of the Jessica Simpson brand. Noncontrolling interest from continuing operations for the three months ended June 30, 2016 represents net income allocations of approximately $1.4 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson), approximately $0.2 million to Elan Polo International, Inc., a member of DVS LLC, and approximately $0.1 million to JALP, LLC, a member of FUL IP Holdings, LLC. Noncontrolling interest from continuing operations for the three months ended June 30, 2015 represents net income allocations to With You LLC of approximately $1.7 million and Elan Polo International, Inc. of approximately $0.2 million.

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Six Months Ended June 30,		Change	Change
	2016	2015	(Dollars)	(Percentage)
	(in thousands, except percentages)

Net revenue	$68,162	$33,852	$34,310	101.4%
Operating expenses	42,897	20,601	22,296	108.2%
Income from operations	25,265	13,251	12,014	90.7%
Other income	93	700	(607)	-86.7%
Interest expense, net	21,289	10,952	10,337	94.4%
Income before income taxes	4,069	2,999	1,070	35.7%
Provision for income taxes	1,418	888	530	59.7%
Net income	2,651	2,111	540	25.6%
Net income attributable to noncontrolling interest	(3,792)	(1,994)	(1,798)	90.2%
Net (loss) income attributable to Sequential Brands Group, Inc. and Subsidiaries	$(1,141)	$117	$(1,258)	-1075.2%

Net revenue. The increase in net revenue for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 is primarily attributable to the acquisitions of the Martha Stewart, Jessica Simpson, Joe’s Jeans and Emeril Lagasse brands which occurred between the second and fourth quarters of 2015 and, to a lesser extent, increased revenues from the balance of our portfolio. Net revenue for the six months ended June 30, 2016 consists primarily of licensing revenue earned from our license agreements relating to the Martha Stewart, Jessica Simpson, AND1, Avia, Joe’s Jeans and Ellen Tracy brands. Net revenue for the six months ended June 30, 2015 consists of licensing revenue earned primarily from our license agreements related to our Jessica Simpson, AND1, Avia and Ellen Tracy brands.

Operating expenses. Operating expenses increased approximately $22.3 million for the six months ended June 30, 2016 to approximately $42.9 million compared to approximately $20.6 million for the six months ended June 30, 2015. The primary drivers for this increase included restructuring expenses and shareholder and legacy litigation legal expenses incurred in connection with the Mergers, increased rent expense, payroll expenses and depreciation and amortization. We incurred restructuring expenses of approximately $2.8 million primarily related to headcount reductions and lease termination costs during the six months ended June 30, 2016. We also incurred shareholder and legacy litigation legal expenses of approximately $0.4 million during the six months ended June 30, 2016. Rent costs increased approximately $3.6 million to approximately $4.0 million compared to approximately $0.4 million in the prior year comparable period due to the Company’s new corporate headquarters acquired in the Mergers. Our headcount also increased over the comparable prior year period, resulting in an increase in payroll expense of approximately $8.6 million from approximately $3.4 million during the six months ended June 30, 2015 to approximately $12.0 million during the six months ended June 30, 2016.

Other income. Other income during the six months ended June 30, 2015 consists of the Company’s gain on the sale of the People’s Liberation brand.

Interest expense, net. The year-over-year increase in net interest expense of approximately $10.3 million is primarily due to an increase in interest incurred under our loan agreements. Interest expense during the six months ended June 30, 2016 includes interest incurred under our loan agreements and interest rate swaps of approximately $19.8 million and non-cash interest related to the amortization of deferred financing costs of approximately $0.9 million. Additionally, we expensed non-cash interest of approximately $0.6 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions in 2015. Interest expense during the six months ended June 30, 2015 includes interest incurred under our loan agreements and interest rate swaps of approximately $8.2 million, non-cash interest related to the amortization of deferred financing costs of approximately $0.7 million and the write-off of approximately $2.1 million of deferred financing costs as a result of an extinguishment of debt in accordance with ASC 470 – Debt in connection with loan agreements entered into for the acquisition of With You LLC.

Income taxes. The provision for income taxes for the six months ended June 30, 2016 and 2015 represents the non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes and taxes for state, local and foreign jurisdictions. The effective tax rate differs from the statutory tax rate primarily due to benefits from taxes attributable to noncontrolling interest and changes in valuation allowance.

Noncontrolling interest. The year-over-year increase in noncontrolling interest from continuing operations was primarily driven by our acquisition of the Jessica Simpson brand. Noncontrolling interest from continuing operations for the six months ended June 30, 2016 represents net income allocations of approximately $3.3 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson), approximately $0.3 million to Elan Polo International, Inc., a member of DVS LLC, and approximately $0.2 million to JALP, LLC, a member of FUL IP Holdings, LLC. Noncontrolling interest from continuing operations for the six months ended June 30, 2015 represents net income allocations to With You LLC of approximately $1.7 million and Elan Polo International, Inc. of approximately $0.3 million.

Liquidity and Capital Resources

As of June 30, 2016, our continuing operations held cash on hand, including restricted cash, of approximately $37.6 million, had a net working capital balance of approximately $43.9 million and had outstanding debt obligations under our loan agreements (as defined below) of $541.0 million. As of December 31, 2015, our continuing operations held cash on hand of approximately $41.6 million, had a net working capital balance of approximately $49.6 million and had outstanding debt obligations under our loan agreements of $550.0 million. Net working capital is defined as current assets minus current liabilities, excluding restricted cash and discontinued operations. We believe that cash from continuing operations and our currently available cash (including available borrowings under our existing financing arrangements and available-for-sale securities) will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Notes 7 and 14 to our condensed consolidated financial statements for a description of certain financing transactions consummated by us. There are no material capital expenditure commitments as of June 30, 2016.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the six months ended June 30, 2016 and 2015 are summarized in the following table:

	Six Months Ended June 30,
	2016	2015
	(in thousands)

Operating activities	$11,607	$7,503
Investing activities	(2,443)	(119,608)
Financing activities	(14,065)	115,055
Net (decrease) increase in cash from continuing operations	$(4,901)	$2,950

Operating Activities

Net cash provided by operating activities from continuing operations increased approximately $4.1 million to approximately $11.6 million for the six months ended June 30, 2016 as compared to approximately $7.5 million for the six months ended June 30, 2015. The primary drivers for this increase was the impact of changes in accounts receivable of approximately $13.3 million partially offset by changes in accounts payable and accrued expenses of $(7.8) million and, to a lesser extent, changes in prepaid expenses and other assets of approximately $(2.5) million on a year-over-year basis.

Investing Activities

Net cash used in investing activities from continuing operations decreased approximately $117.2 million to approximately $2.4 million for the six months ended June 30, 2016 compared to $119.6 million for the six months ended June 30, 2015. This decrease is driven primarily by the acquisition of With You LLC during the six months ended June 30, 2015. During the six months ended June 30, 2016, we purchased approximately $1.3 million of property and equipment compared to $0.3 million during the six months ended June 30, 2015.

Financing Activities

Net cash used in financing activities from continuing operations for the six months ended June 30, 2016 amounted to approximately $14.1 million compared to net cash provided by financing activities of approximately $115.1 million for the six months ended June 30, 2015. The primary driver for the change was the receipt of approximately $127.7 million of proceeds under a loan agreement used to finance the acquisition of With You LLC and to pay approximately $3.6 million of fees and expenses in connection therewith during the six months ended June 30, 2015. In addition, during the six months ended June 30, 2016, we made principal payments of approximately $9.0 million under our loan agreements in accordance with contractual terms and approximately $3.7 million of distributions to certain noncontrolling interest partners. During the six months ended June 30, 2015, we made principal payments of approximately $7.7 million under our loan agreements in accordance with contractual terms and approximately $0.2 million of distributions to certain noncontrolling interest partners.

Debt

As of June 30, 2016, we were party to a Second Amended and Restated First Lien Credit Agreement with Bank of America, N.A. as administrative and collateral agent and a Second Amended and Restated Credit Agreement with Wilmington Trust, National Association as administrative agent and collateral agent, referred to as our loan agreements. Refer to Note 7 to our unaudited condensed consolidated financial statements for a discussion of our borrowings and the terms of these debt facilities. As of June 30, 2016 and December 31, 2015, our long-term debt, including current portion, was $541.0 million and $550.0 million, respectively. As of June 30, 2016 and December 31, 2015, we had $4.0 million of availability under the current revolving credit facility and incremental borrowings of up to $60.0 million, to be allocated 25% to the revolving credit facility and 75% to the tranche A term loan facility under the Second Amended and Restated First Lien Credit Agreement with Bank of America, N.A., and an option to request the addition of one or more additional term loan facilities under the Second Amended and Restated Credit Agreement with Wilmington Trust, National Association, in each case, subject to certain conditions set forth in our loan agreements. We made $9.0 million of principal repayments under our loan agreements during the six months ended June 30, 2016, respectively.

As further discussed in Note 14 to our accompanying unaudited condensed consolidated financial statements, we have entered into new loan agreements in connection with our acquisition of the branded consumer business of GAIAM, Inc.

Future Capital Requirements

We believe cash on hand and cash from operations will be sufficient to meet our capital requirements for the twelve months following June 30, 2016, as they relate to our current operations and the wind down of discontinued operations. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. The extent of our future capital requirements will depend on many factors, including our results of operations and growth through the acquisition of additional brands, and we cannot be certain that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms in the near future, if at all.

Off-Balance Sheet Arrangements

At June 30, 2016 and December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our earnings may also be affected by changes in LIBOR interest rates as a result of our loan agreements. As further discussed in Note 3 to our accompanying unaudited condensed consolidated financial statements, we have entered into an interest rate swap to mitigate the effects of a change in LIBOR interest rates. An increase in LIBOR interest rates of one percent affecting the loan agreements would not have had a material effect on our results of operations during the three and six months ended June 30, 2016 and 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2016, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016 such that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The post-acquisition integration of Martha Stewart Living Omnimedia, Inc. related activities during the six months ended June 30, 2016 represents a material change in our internal control over financial reporting. We are in the process of evaluating the impact of the acquisition on our internal control over financial reporting as well as the necessary controls and procedures to be implemented.

Other than as discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Cautionary Statements and Risk Factors

This Quarterly Report contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 14, 2016. There have been no material changes to such risk factors during the six months ended June 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, there were no unregistered sales of equity securities.

During the three months ended June 30, 2016, we did not repurchase any shares of our common stock and we do not currently have in place a repurchase program with respect to our common stock.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

2.1***	Membership Interest Purchase Agreement, dated as of June 10, 2016, between SBG-Gaiam Holdings, LLC (formerly known as Stretch & Bend Holdings, LLC), Sequential Brands Group, Inc. and GAIAM, Inc. Incorporated by reference to Exhibit 2.1 to Sequential Brands Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2016.

10.1	Assignment and Assumption Agreement dated as of May 10, 2016, between SBG-Gaiam Holdings, LLC (formerly known as Stretch & Bend Holdings, LLC), Sequential Brands Group, Inc. and Fit for Life LLC. Incorporated by reference to Exhibit 10.1 to Sequential Brands Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2016.

10.2	Third Amended and Restated Credit Agreement, dated as of July 1, 2016, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto. Incorporated by reference to Exhibit 10.2 to Sequential Brands Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2016.

10.3	Third Amended and Restated Credit Agreement, dated as of July 1, 2016, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto. Incorporated by reference to Exhibit 10.3 to Sequential Brands Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2016.

10.4	Amendment No. 1, dated as of July 1, 2016, to the Intercreditor Agreement, dated as of December 4, 2015, between Bank of America, N.A., as administrative agent and collateral agent and Wilmington Trust, National Association, as administrative agent and collateral agent, and acknowledged by Sequential Brands Group, Inc. and the guarantors party thereto. Incorporated by reference to Exhibit 10.4 to Sequential Brands Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2016.

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

*** Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement have been omitted. The Registrant undertakes to supplementally furnish a copy of the omitted schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: August 8, 2016	/s/ Gary Klein
By: Gary Klein
Title: Chief Financial Officer (Principal Financial Officer)

