Form 10-Q
period 2016-09-30
Sequential Brands Group, Inc.
filed 2016-11-09
CIK 1648428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 27, 2016, the registrant had 62,474,862 shares of common stock, par value $.01 per share, outstanding.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may appear throughout this Quarterly Report, including, without limitation, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We use words such as “future,” “seek,” “could,” “can,” “predict,” “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2015 and our subsequent Quarterly Reports on Form 10-Q, including: (i) risks and uncertainties discussed in the reports that the Company has filed with the Securities and Exchange Commission (the  “SEC”); (ii) general economic, market or business conditions; (iii) the Company’s ability to identify suitable targets for acquisitions and to obtain financing for such acquisitions on commercially reasonable terms; (iv) the Company’s ability to timely achieve the anticipated results of recent acquisitions and any potential future acquisitions; (v) the Company’s ability to successfully integrate acquisitions into its ongoing business; (vi) the potential impact of the consummation of recent acquisitions or any potential future acquisitions on the Company’s relationships, including with employees, licensees, customers and competitors; (vii) the Company’s ability to achieve and/or manage growth and to meet target metrics associated with such growth; (viii) the Company’s ability to successfully attract new brands and to identify suitable licensees for its existing and newly acquired brands; (ix) the Company’s substantial level of indebtedness, including the possibility that such indebtedness and related restrictive covenants may adversely affect the Company’s future cash flows, results of operations and financial condition and decrease its operating flexibility; (x) the Company’s ability to achieve its guidance; (xi) continued market acceptance of the Company’s brands; (xii) changes in the Company’s competitive position or competitive actions by other companies; (xiii) licensees’ ability to fulfill their financial obligations to the Company; (xiv) concentrations of the Company’s licensing revenues with a limited number of licensees and retail partners; and (xv) other circumstances beyond the Company’s control.

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

Unless otherwise noted, references in this Quarterly Report to “Sequential Brands Group,” “Company,” “our Company,” “we,” “us,” or similar pronouns refer to Sequential Brands Group, Inc. and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Note 2)
Assets
Current Assets:
Cash	$19,911	$41,560
Restricted cash	1,518	-
Accounts receivable, net	44,205	42,026
Available-for-sale securities	6,671	5,611
Prepaid expenses and other current assets	5,722	5,276
Current assets held for disposition from discontinued operations of wholesale business	83	113
Total current assets	78,110	94,586

Property and equipment, net	8,582	6,547
Intangible assets, net	1,033,742	872,277
Goodwill	305,126	314,288
Other assets	1,743	2,139
Total assets	$1,427,303	$1,289,837

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$17,957	$23,722
Current portion of long-term debt	26,225	19,000
Current portion of deferred revenue	5,308	2,157
Total current liabilities	49,490	44,879

Long-term debt, net of current portion	622,946	523,065
Long-term deferred revenue, net of current portion	14,821	-
Deferred tax liability	195,779	184,881
Other long-term liabilities	10,779	10,686
Long-term liabilities held for disposition from discontinued operations of wholesale business	639	677
Total liabilities	894,454	764,188

Commitments and Contingencies

Equity:
Preferred stock Series A, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized; 62,546,508 and 60,991,127 shares issued at September 30, 2016 and December 31, 2015, respectively, and 62,474,862 and 60,480,474 shares outstanding at September 30, 2016 and December 31, 2015, respectively	623	605
Additional paid-in capital	501,803	496,179
Accumulated other comprehensive loss	(5,388)	(6,466)
Accumulated deficit	(38,671)	(38,830)
Treasury stock, at cost; 71,646 shares at September 30, 2016 and none at December 31, 2015	(501)	-
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	457,866	451,488
Noncontrolling interest	74,983	74,161
Total equity	532,849	525,649
Total liabilities and equity	$1,427,303	$1,289,837

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net revenue	$41,952	$22,981	$110,114	$56,833

Operating expenses	20,180	9,960	63,077	30,561

Income from operations	21,772	13,021	47,037	26,272

Other income	150	-	243	700

Interest expense, net	14,742	6,210	36,031	17,162

Income before income taxes	7,180	6,811	11,249	9,810

Provision for income taxes	3,858	2,460	5,276	3,348

Net income	3,322	4,351	5,973	6,462

Net income attributable to noncontrolling interest	(2,022)	(1,623)	(5,814)	(3,617)

Net income attributable to Sequential Brands Group, Inc. and Subsidiaries	$1,300	$2,728	$159	$2,845

Earnings per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic	$0.02	$0.07	$0.00	$0.07
Diluted	$0.02	$0.06	$0.00	$0.07

Weighted-average common shares outstanding:
Basic	62,176,700	39,781,868	61,817,742	39,384,090
Diluted	63,066,757	42,106,056	62,918,590	41,639,135

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$3,322	$4,351	$5,973	$6,462

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	1,118	(941)	1,060	(941)
Unrealized gain (loss) on interest rate hedging transactions	23	11	18	(78)
Other comprehensive income (loss)	1,141	(930)	1,078	(1,019)
Comprehensive income	4,463	3,421	7,051	5,443

Comprehensive income attributable to noncontrolling interest	(2,022)	(1,623)	(5,814)	(3,617)
Comprehensive income attributable to Sequential Brands Group, Inc. and Subsidiaries	$2,441	$1,798	$1,237	$1,826

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid- in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Sequential Brands Group, Inc. and Subsidiaries Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	Interest	Equity
Balance at January 1, 2016	-	$-	60,480,474	$605	$496,179	$(6,466)	$(38,830)	-	$-	$451,488	$74,161	$525,649

Stock-based compensation	-	-	619,388	4	5,638	-	-	-	-	5,642	-	5,642

Issuance of Galaxy Brand Holdings, Inc. holdback shares	-	-	1,375,000	14	(14)	-	-	-	-	-	-	-

Unrealized gain on interest rate hedging transactions	-	-	-	-	-	18	-	-	-	18	-	18

Unrealized gain on available-for-sale securities	-	-	-	-	-	1,060	-	-	-	1,060	-	1,060

Repurchase of common stock	-	-	-	-	-	-	-	(71,646)	(501)	(501)	-	(501)

Noncontrolling interest distribution	-	-	-	-	-	-	-	-	-	-	(4,992)	(4,992)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	5,814	5,814

Net income attributable to common stockholders	-	-	-	-	-	-	159	-	-	159	-	159

Balance at September 30, 2016	-	$-	62,474,862	$623	$501,803	$(5,388)	$(38,671)	(71,646)	$(501)	$457,866	$74,983	$532,849

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2016	2015
		(Note 2)
Cash Flows From Operating Activities
Net income	$5,973	$6,462
Adjustments to reconcile net income to net cash provided by operating activities: Provision for bad debts	475	126
Depreciation and amortization	3,379	1,255
Stock-based compensation	5,642	5,647
Amortization of deferred financing costs	2,117	3,169
Gain on sale of trademark	-	(700)
Loss on disposal of fixed assets	491	-
Deferred income taxes	5,003	2,712
Changes in operating assets and liabilities:
Accounts receivable	(2,654)	(6,155)
Prepaid expenses and other assets	776	2,528
Accounts payable and accrued expenses	(7,607)	(533)
Deferred revenue	17,972	76
Other liabilities	(162)	37
Cash Provided By Operating Activities From Continuing Operations	31,405	14,624
Cash Used In Operating Activities From Discontinued Operations	(8)	(211)
Cash Provided By Operating Activities	31,397	14,413

Cash Flows From Investing Activities
Cash paid for acquisitions, net of cash acquired	(147,587)	(190,417)
Acquisition of intangible assets	(390)	(350)
Acquisition of property and equipment	(1,617)	(878)
Proceeds from sale of property and equipment	45	-
Acquisition of available-for-sale securities	-	(12,048)
Changes in restricted cash	(1,518)	-
Proceeds from sale of trademark	-	140
Cash Used In Investing Activities	(151,067)	(203,553)

Cash Flows From Financing Activities
Proceeds from long-term debt	132,000	205,679
Proceeds from sale of common stock	-	10,000
Proceeds from options exercised	-	710
Proceeds from warrants exercised	-	223
Stock registration costs	-	(1,330)
Repayment of long-term debt	(14,000)	(11,679)
Guaranteed payments in connection with acquisitions	(1,475)	(1,300)
Deferred financing costs	(13,011)	(4,927)
Repurchase of common stock	(501)	(837)
Noncontrolling interest distribution	(4,992)	(1,633)
Cash Provided By Financing Activities	98,021	194,906

Net (Decrease) Increase In Cash	(21,649)	5,766
Cash — Beginning of period	41,560	22,521
Cash — End of period	$19,911	$28,287

Supplemental Disclosures Of Cash Flow Information
Cash paid for:
Interest	$31,792	$13,584
Taxes	$178	$994

Non-cash Investing And Financing Activities
Accrued purchases of property and equipment	$1,602	$-
Common stock issued in connection with acquisition	$-	$1,295
Noncontrolling interest recorded in connection with acquisition	$-	$65,094
Receivable for sale of trademark	$-	$560
Guaranteed contractual payments recorded on acquisition	$-	$3,648
Debt discount recorded on sale of common stock to debtholders	$-	$1,496

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

1.	Organization and Nature of Operations

Overview

Sequential Brands Group, Inc. (the “Company”) owns a portfolio of consumer brands in the fashion, active and home categories. The Company aims to maximize the strategic value of its brands by promoting, marketing and licensing its global brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories. The Company’s core strategy is to enhance and monetize the global reach of its existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify its portfolio of brands. The Company licenses brands to both wholesale and direct-to-retail licensees. In a wholesale and distributor license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of September 30, 2016, the Company had more than one-hundred fifty licensees, with wholesale licensees comprising a significant majority.

The Company was formed on June 5, 2015, for the purpose of effecting the merger of Singer Merger Sub, Inc. with and into SQBG, Inc. (formerly known as Sequential Brands Group, Inc.) (“Old Sequential”) and the merger of Madeline Merger Sub, Inc. with and into Martha Stewart Living Omnimedia, Inc. (“MSLO”), with Old Sequential and MSLO each surviving the merger as wholly-owned subsidiaries of the Company (the “Mergers”). Prior to the Mergers, the Company did not conduct any activities other than those incidental to its formation and the matters contemplated in the Agreement and Plan of Merger, dated as of June 22, 2015, as amended, by and among the Company, MSLO, Old Sequential, Singer Merger Sub, Inc., and Madeline Merger Sub, Inc. (the “Merger Agreement”). On December 4, 2015, pursuant to the Merger Agreement, Old Sequential and MSLO completed the strategic combination of their respective businesses and became wholly-owned subsidiaries of the Company. Old Sequential was the accounting acquirer in the Mergers; therefore, the historical consolidated financial statements for Old Sequential for periods prior to the Mergers are considered to be the historical financial statements of the Company and thus, the Company’s consolidated financial statements reflect Old Sequential’s consolidated financial statements for the period from January 1, 2015 through December 4, 2015, and the Company’s consolidated financial statements thereafter. References to “the Company” when referring to periods prior to the consummation of the Mergers on December 4, 2015 are references to Old Sequential.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 14, 2016, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2015, 2014 and 2013. The financial information as of December 31, 2015 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The interim results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future interim periods.

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

SEPTEMBER 30, 2016

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

Additionally, the Company has corrected an immaterial error in its condensed consolidated statement of cash flows for the nine months ended September 30, 2015. This correction is related to the payment of certain guaranteed obligations in connection with previous acquisitions and reflects an increase in cash provided by operating activities of approximately $1.3 million and a decrease in cash provided by financing activities of approximately $1.3 million. There is no impact to the condensed consolidated balance sheets, unaudited condensed consolidated statements of operations or unaudited condensed consolidated statement of changes in equity. Any impacts on prior periods in future filings will be corrected prospectively.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

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

Restricted Cash

Restricted cash at September 30, 2016 consists of cash deposited with a financial institution required as collateral for the Company’s cash-collateralized letter of credit facilities.

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees and other customers and its evaluation of their creditworthiness, payment history and account aging. Accounts receivable balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $0.4 million and $0.3 million as of September 30, 2016 and December 31, 2015, respectively.

The Company’s accounts receivable amounted to approximately $44.2 million and approximately $42.0 million as of September 30, 2016 and December 31, 2015, respectively. Two licensees accounted for an aggregate of approximately 25% (14% and 11%) of the Company’s total consolidated accounts receivable balance as of September 30, 2016. Two licensees accounted for an aggregate of approximately 26% (15% and 11%) of the Company’s total consolidated accounts receivable balance as of December 31, 2015. The Company does not believe the accounts receivable balance from these licensees represents a significant collection risk based on past collection experience.

Investments

The Company has marketable securities that are classified as available-for-sale securities under ASC 320, Investments – Debt and Equity Securities. Such available-for-sale securities are reported at fair value in the accompanying condensed consolidated balance sheets and, at the time of purchase, were reported in the unaudited condensed consolidated statements of cash flows as an investing activity. The Company reviews its available-for-sale securities at each reporting period to determine whether a decline in fair value is other-than-temporary. Any decline in fair value that is determined to be other-than-temporary would result in an adjustment for an impairment charge in the accompanying unaudited condensed consolidated statements of operations. The primary factors the Company considers in its determination are (i) the length of time that the fair value of the available-for-sale security is below the Company’s carrying value, (ii) the financial condition and operating performance of the available-for-sale security, (iii) the reason for decline in fair value and (iv) the Company’s intent and ability to hold the investment in available-for-sale securities for a period of time sufficient to allow for a recovery in fair value. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific-identification basis. The unrealized gains and losses on the available-for-sale securities held by the Company as of September 30, 2016 and December 31, 2015 are set forth below.

		September 30, 2016
			Gross Unrealized
	Historical Cost	Estimated Fair Value	Gains	Losses
	(in thousands)

Available-for-sale securities	$12,048	$6,671	$-	$5,377

		December 31, 2015
			Gross Unrealized
	Historical Cost	Estimated Fair Value	Gains	Losses
	(in thousands)

Available-for-sale securities	$12,048	$5,611	$-	$6,437

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

As of both September 30, 2016 and December 31, 2015, the Company has concluded that the decline in fair value of its available-for-sale securities is not other-than-temporary. The available-for-sale securities have been in a loss position for twelve months.

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

During the nine months ended September 30, 2016, the Company changed its annual impairment testing date from December 31 to October 1. The Company believes this new date is preferable because it allows for more timely completion of the annual impairment test prior to the end of its annual financial reporting period. The Company has concluded that this change in accounting principle is not material to its financial statements, in part because the change does not delay, accelerate or avoid an impairment charge. The Company has determined that it will be impracticable to objectively determine projected cash flow and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, the Company will apply the change in annual impairment testing date prospectively beginning October 1, 2016.

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

SEPTEMBER 30, 2016

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

The Company applies the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2016 and December 31, 2015, the Company had $0.6 million of certain unrecognized tax benefits, included as a component of long-term liabilities held for disposition from discontinued operations of wholesale business. The Company expects to reverse these unrecognized tax benefits during fiscal year 2016. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2012 through December 31, 2015.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Sequential Brands Group, Inc. and Subsidiaries by the weighted-average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the reporting period, including stock options, PSUs and warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive. The shares used to calculate basic and diluted EPS consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Basic weighted-average common shares outstanding	62,176,700	39,781,868	61,817,742	39,384,090
Acquisition hold back shares	-	1,375,000	230,840	1,375,000
Warrants	360,440	565,239	351,386	528,837
Stock options	18,252	37,798	15,406	108,587
Performance stock awards	407,355	139,889	408,152	47,142
Unvested restricted stock	104,010	206,262	95,064	195,479
Diluted weighted-average common shares outstanding	63,066,757	42,106,056	62,918,590	41,639,135

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

The computation of diluted EPS for the three and nine months ended September 30, 2016 and 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Warrants	325,000	-	325,000	-
Unvested restricted stock	-	-	130,000	-
Stock options	51,000	20,000	51,000	30,000
Total	376,000	20,000	506,000	30,000

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash, restricted cash, accounts receivable and marketable securities. Cash is held to meet working capital needs and future acquisitions. Restricted cash is cash pledged as collateral for a comparable amount of irrevocable standby letters of credit for certain of the Company’s leased properties. Substantially all of the Company’s cash, restricted cash and marketable securities are deposited with high quality financial institutions. At times, however, such cash, restricted cash and marketable securities may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts as of September 30, 2016.

Concentration of credit risk with respect to accounts receivable is minimal due to the collection history and the nature of the Company’s revenues.

Customer Concentrations

The Company recorded net revenues of approximately $42.0 million and approximately $23.0 million during the three months ended September 30, 2016 and 2015, respectively. During the three months ended September 30, 2016, no licensees represented at least 10% of the Company’s net revenue. During the three months ended September 30, 2015, two licensees represented at least 10% of net revenue, accounting for 16% and 15% of the Company’s net revenue.

The Company recorded net revenues of approximately $110.1 million and approximately $56.8 million during the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, two licensees represented at least 10% of net revenue, each accounting for 10% of the Company’s net revenue. During the nine months ended September 30, 2015, two licensees represented at least 10% of net revenue, accounting for 19% and 16% of the Company’s net revenue.

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

Noncontrolling Interest

Noncontrolling interest from continuing operations recorded for the three and nine months ended September 30, 2016 represents income allocations to Elan Polo International, Inc., a member of DVS Footwear International, LLC (“DVS LLC”), With You, Inc., a member of With You LLC (the partnership between the Company and Jessica Simpson) and JALP, LLC (“JALP”), a member of FUL IP Holdings, LLC (“FUL IP”). Noncontrolling interest from continuing operations recorded for the three and nine months ended September 30, 2015 represents income allocations to DVS LLC and With You LLC. The following table sets forth the noncontrolling interest from continuing operations for the three and nine months ended September 30, 2016 and 2015:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
With You LLC	$1,757	$1,470	$5,025	$3,163
DVS LLC	140	153	423	454
FUL IP	125	-	366	-
Net income attributable to noncontrolling interest	$2,022	$1,623	$5,814	$3,617

Reportable Segment

An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker (the “CODM”) to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. The Company’s CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has a single operating and reportable segment. In addition, the Company has no foreign operations or any material assets in foreign locations. Nearly all of the Company’s operations consist of a single revenue stream, which is the licensing of its trademark portfolio, with an immaterial portion of revenues derived from television, book, café operations and certain commissions.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

As of both September 30, 2016 and December 31, 2015, there were no assets or liabilities that are required to be measured at fair value on a recurring basis, except for the Company’s available-for-sale securities (see Note 2), interest rate swap (see Note 7), the contingent earn outs relating to the Linens ‘N Things brand (the “LNT Contingent Earn Out”) and Legacy Payments (as defined in Note 11) for Ms. Martha Stewart. The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at September 30, 2016 and December 31, 2015:

		Carrying Value		Fair Value
Financial Instrument	Level	9/30/2016	12/31/2015	9/30/2016	12/31/2015
		(in thousands)
Available-for-sale securities	1	$6,671	$5,611	$6,671	$5,611
Interest rate swap	2	$11	$29	$11	$29
2016 Term Loans	3	$587,500	$-	$554,132	$-
2016 Revolving Loan	3	$80,500	$-	$59,812	$-
2015 Term Loans	3	$-	$464,000	$-	$446,320
2015 Revolving Loan	3	$-	$86,000	$-	$62,880
LNT Contingent Earn Out	3	$-	$-	$-	$-
Legacy Payments	3	$1,936	$-	$1,936	$-

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

During 2015, the Company entered into an interest rate swap agreement related to term loans with a $19.0 million notional value (the “2015 Swap Agreement”). The Company records its interest rate swap on the condensed consolidated balance sheets at fair value using Level 2 inputs. As of September 30, 2016, the fair value of the Company’s interest rate swap is immaterial.  The valuation technique used to determine the fair value of the interest rate swap approximates the net present value of future cash flows which is the estimated amount that a bank would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates.

The objective of the swap agreement is to reduce the variability in cash flows for interest payments associated with the loan agreements, which are based on the 1-month London Interbank Offered Rate (“LIBOR”) rates. The Company has formally documented the swap agreement as a cash flow hedge of the Company’s exposure to 1-month LIBOR. Because the critical terms of the swap agreement and the hedged items coincided at inception (e.g., notional amount, interest rate reset dates, interest rate payment dates, maturity/expiration date and underlying index), the hedge was expected to completely offset changes in expected cash flows due to fluctuations in the 1-month LIBOR rate over the term of the hedge. The effectiveness of the hedge relationship is periodically assessed during the life of the hedge by comparing the current terms of the swap agreement and the loan agreements to assure they continue to coincide and through an evaluation of the continued ability of the respective counterparties to honor their obligations under the 2015 Swap Agreement. When the key terms no longer match exactly, hedge effectiveness (both prospective and retrospective) is assessed by evaluating the cumulative dollar offset for the actual hedging instrument relative to a hypothetical derivative whose terms exactly match the terms of the hedged item. Because the notional amounts of the Company’s swap agreement no longer match the notional amounts of the loan agreements exactly, the Company assessed the ineffectiveness of the swap agreement and determined that differences were immaterial as of September 30, 2016 and December 31, 2015.

The components of the swap agreement as of September 30, 2016, are as follows:

	Notional Value	Derivative Asset	Derivative Liability
	(in thousands)

Term Loans	$19,000	$-	$11

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

For purposes of this fair value disclosure, the Company based its fair value estimate for the 2016 Term Loans, 2016 Revolving Loan, 2015 Term Loans and 2015 Revolving Loan (each, as defined in Note 7) on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the loan agreements based on market interest rate quotes as of September 30, 2016 and December 31, 2015 for debt with similar risk characteristics and maturities.

On the date of the acquisition, no value was assigned to the LNT Contingent Earn Out based on the remote probability that the Linens ‘N Things brand will achieve the performance measurements. As of each of September 30, 2016 and December 31, 2015, the LNT Contingent Earn Out has no value. The Company continues to evaluate these performance measurements at each reporting period and will update their fair values when achievement of the performance measurements becomes probable.

The Company determined the acquisition date fair value of Legacy Payments due to Ms. Martha Stewart was approximately $1.7 million and updated the MSLO purchase price during the nine months ended September 30, 2016.  The Company recorded approximately $0.1 and $0.2 million of accretion during the three and nine months ended September 30, 2016, respectively, related to the Legacy Payments and recorded the expense within interest expense, net in the unaudited condensed consolidated statements of operations.

4.	Discontinued Operations of Wholesale Business

The Company did not record any additional costs relating to discontinued operations of its former wholesale business during the three and nine months ended September 30, 2016 and 2015.

A summary of the Company’s assets and liabilities from discontinued operations of its former wholesale business as of September 30, 2016 and December 31, 2015 is as follows:

	September 30,	December 31,
	2016	2015
	(in thousands)

Prepaid expenses and other current assets	$83	$113
Long-term liabilities	$639	$677

5.	Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2016 are as follows:

September 30,
2016
(in thousands)

Balance at January 1	$314,288
Acquisition of Martha Stewart Living Omnimedia, Inc. (see Note 11)	(11,249)
Acquisition of Gaiam, Inc. Branded Consumer Business (see Note 11)	2,087
Ending balance	$305,126

Goodwill from the acquisitions of With You LLC, Joe’s Jeans, Martha Stewart Living Omnimedia, Inc. and Gaiam Inc. represents the excess of the purchase price over the fair value of net assets acquired under the acquisition method of accounting.

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

SEPTEMBER 30, 2016

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

During the nine months ended September 30, 2016, the Company changed its annual impairment testing date from December 31 to October 1. The Company believes this new date is preferable because it allows for more timely completion of the annual impairment test prior to the end of its annual financial reporting period. This change in accounting principle does not delay, accelerate or avoid an impairment charge. The Company has determined that it will be impracticable to objectively determine projected cash flow and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, the Company will apply the change in annual impairment testing date prospectively beginning October 1, 2016.

6.	Intangible Assets

Intangible assets are summarized as follows:

September 30, 2016	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Finite-lived intangible assets:
Trademarks	15	$4,971	$(1,475)	$3,496
Customer agreements	4	2,809	(1,559)	1,250
Favorable lease	2	537	(498)	39
Patents	10	665	(214)	451
		$8,982	$(3,746)	5,236
Indefinite-lived intangible assets:
Trademarks				1,028,506

Intangible assets, net				$1,033,742

December 31, 2015	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Finite-lived intangible assets:
Trademarks	15	$4,905	$(1,228)	$3,677
Customer agreements	4	2,817	(1,017)	1,800
Favorable lease	2	537	(322)	215
Patents	10	665	(164)	501
		$8,924	$(2,731)	6,193
Indefinite-lived intangible assets:
Trademarks				866,084

Intangible assets, net				$872,277

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

Estimated future annual amortization expense for intangible assets in service as of September 30, 2016 is summarized as follows:

Years ending December 31,	(in thousands)
Remainder of 2016	$314
2017	907
2018	775
2019	587
2020	398
Thereafter	2,255
$5,236

Amortization expense amounted to approximately $0.3 million for each of the three months ended September 30, 2016 and 2015. Amortization expense amounted to approximately $1.0 million and approximately $0.8 million for the nine months ended September 30, 2016 and 2015, respectively.

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

During the nine months ended September 30, 2016, the Company changed its annual impairment testing date from December 31 to October 1. The Company believes this new date is preferable because it allows for more timely completion of the annual impairment test prior to the end of its annual financial reporting period. This change in accounting principle does not delay, accelerate or avoid an impairment charge. The Company has determined that it will be impracticable to objectively determine projected cash flow and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, the Company will apply the change in annual impairment testing date prospectively beginning October 1, 2016.

On February 24, 2015, the Company sold the People’s Liberation ® brand to a third party for (i) $0.7 million in cash and a note receivable and (ii) an earn-out of $1.0 million in cash (the “Earn-out”) in the event that total gross sales of products under the People’s Liberation ® brand equal or exceed $30.0 million during the 2015 calendar year (the “People’s Liberation Sale Price”).  As a result of the sale, the Company recorded a gain of $0.7 million because the People’s Liberation ® brand had no value on the Company’s condensed consolidated balance sheet. The gain is recorded in other income in the accompanying unaudited condensed consolidated statement of operations during the nine months ended September 30, 2015.  The third party agreed to pay the Company one-fifth of the People’s Liberation Sale Price upon closing and one-fifth of the People’s Liberation Sale Price on the anniversary of the closing for the next four years.  The Company reported the short-term portion of the receivable in Prepaid expenses and other current assets and the long-term portion in Other assets in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015.  The Earn-out was not achieved during the year ended December 31, 2015, as total gross sales of products under the People’s Liberation ® brand did not equal or exceed $30.0 million.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

7.	Long-Term Debt

The components of long-term debt are as follows:

	September 30,	December 31,
	2016	2015
	(in thousands)

Secured Term Loans	$587,500	$464,000
Revolving Credit Facility	80,500	86,000
Unamortized deferred financing costs	(18,829)	(7,935)
Total long-term debt, net of unamortized deferred financing costs	649,171	542,065
Less: current portion of long-term debt	26,225	19,000
Long-term debt	$622,946	$523,065

July 2016 Debt Facilities

On July 1, 2016 (the “Closing Date”), the Company and certain of its subsidiaries entered into (i) the Third Amended and Restated First Lien Credit Agreement (the “Amended BoA Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto and (ii) the Third Amended and Restated Credit Agreement (the “Amended GSO Credit Agreement”) with Wilmington Trust, National Association, as administrative agent and collateral agent (the “GSO Agent”) and the lenders party thereto. Such agreements amended, restated and replaced the debt facilities described below under “December 2015 Debt Facilities”, as described more fully below. The Company used a portion of the proceeds of the $287.5 million loans made to the Company under the Amended BoA Credit Agreement and the $415.0 million loans made to the Company under the Amended GSO Credit Agreement to fund the payment of the purchase price with respect to the acquisition of the Gaiam Brand Holdco, LLC and costs and expenses incurred in connection with such acquisition and related transactions.

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

The Company may make voluntary prepayments of the loans outstanding under the Amended BoA Credit Agreement, subject to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and, in certain cases, to the prepayment premium set forth in the Amended BoA Credit Agreement. Additionally, the Company is mandated to make prepayments (without payment of a premium or penalty) under the Amended BoA Credit Agreement amounting to: (i) the loans outstanding under the Amended BoA Credit Agreement plus, (a) where intellectual property is disposed, 50.0% of the disposed intellectual property’s orderly liquidation value, and (b) where any other assets constituting collateral are disposed or upon the receipt of certain insurance proceeds, 100% of the net proceeds thereof, subject to certain reinvestment rights; and (ii) the Tranche A-1 Loans to the extent that the outstanding principal amount thereof exceeds 10.0% of the orderly liquidation value of the registered trademarks owned by the BoA Facility Loan Parties. Commencing on September 30, 2016, the BoA Term Loans will be amortized in quarterly installments of $5.0 million.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

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

The Company may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.33:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 2.50:100 and (b) with respect to any other increase, 2.40:1.00, subject to the satisfaction of certain conditions in the Amended BoA Credit Agreement. At September 30, 2016, the Company is in compliance with the covenants included in the Amended BoA Credit Agreement.

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

The Amended GSO Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the GSO Facility Loan Parties and their subsidiaries. Moreover, the Amended GSO Credit Agreement contains financial covenants that require the GSO Facility Loan Parties and their subsidiaries to satisfy (i) a maximum consolidated total leverage ratio, initially set at 7.25:1.00, decreasing over the term of the Amended GSO Credit Agreement until reaching the final maximum ratio of 6.50:1.00 for the fiscal quarter ending September 30, 2018 and thereafter and (ii) a maximum consolidated first lien leverage ratio, initially set at 2.80:1.00, decreasing over the term of the Amended GSO Credit Agreement until reaching the final maximum ratio of 2.50:1.00 for the fiscal quarter ending September 30, 2018 and thereafter. At September 30, 2016, the Company is in compliance with the covenants included in the Amended GSO Credit Agreement.

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

The Company may request one or more additional term loan facilities or the increase of term loan commitments under the GSO Credit Agreement as would not cause the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, subject to the satisfaction of certain conditions in the GSO Credit Agreement.

During the three and nine months ended September 30, 2016, the Company incurred legal and other fees associated with debt financing in connection with the acquisition of Gaiam, Inc. of approximately $13.0 million have been recorded as deferred financing costs and included in Long-term debt, net of current portion in the consolidated balance sheets. These legal and other fees are being amortized using the effective interest method over the term of the Amended BoA Credit Agreement and Amended GSO Credit Agreement. The Company expensed approximately $0.3 million of deferred financing costs as a result of a partial extinguishment of the BoA Credit Agreement (as defined below) in accordance with ASC 470 – Debt in connection with the Company’s entry into the Amended BoA Credit Agreement.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

The Amendment had an effective date of December 4, 2015, and amended certain provisions under the BoA Credit Agreement to, among other things, (i) permit the consummation of the Mergers, (ii) permit, subject to the satisfaction of certain conditions, the increase in the aggregate revolving commitments and term loans under the BoA Credit Agreement by such amounts as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.00:1.00, (iii) permit the inclusion of not less than (a) $30.0 million of EBITDA representing EBITDA generation by MSLO, (b) $8.0 million of EBITDA representing EBITDA generation by Joe’s Holdings and (c) fees and expenses incurred and associated with the Mergers and the acquisition of Joe’s Holdings in certain provisions that relate to calculation of the consolidated first lien leverage ratio, (iv) permit the incurrence of indebtedness under the GSO Term Loan Agreement (defined below) and (v) designated the Company as the “borrower” under the BoA Credit Agreement. Additionally, the Amendment provided for an additional $8.0 million of Tranche A-1 Term Loans which were made, on December 4, 2015, to the Company by the BoA Lenders.

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

In addition, on December 4, 2015, the Company, Old Sequential and certain other subsidiaries of the Company entered into a new Second Amended and Restated Credit Agreement (the “GSO Term Loan Agreement”) with Wilmington Trust, National Association, as administrative agent and collateral agent (in such capacity, the “GSO Term Loan Agent”), and the lenders party to the existing Amended and Restated Second Lien Credit Agreement, dated as of April 8, 2015 (as amended, restated, amended and restated, supplemented or otherwise modified prior to the date hereof, the “Existing Second Lien Credit Agreement”), by and among, Old Sequential, the guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent (in such capacity, the “Second Lien Agent”).

The GSO Term Loan Agreement provided for a six-year $368.0 million senior secured term loan facility (the “Facility”), which consisted of (i) $215.5 million of loans outstanding under the Existing Second Lien Credit Agreement and (ii) $152.5 million of new term loans which were made, on December 4, 2015, to the Company by the lenders party to the GSO Term Loan Agreement.

The GSO Term Loan Agreement, together with the Term Loan A and Term Loan A-1 tranches of the BoA Credit Agreement represented the 2015 Term Loans. The revolving credit line of the BoA Credit Agreement represented the 2015 Revolving Loan.

The Company used the proceeds of the new loans to fund the payment of the purchase price, costs and expenses incurred in connection with the Mergers and related transactions.

The Company had the option to request the addition of one or more additional term loan facilities or the increase of term loan commitments under the Facility by such amounts as would not cause the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, which additions and increase are subject to the satisfaction of certain conditions set forth in the GSO Term Loan Agreement.

The loans under the Facility bore interest, at the Company’s option, at a rate equal to either (i) LIBOR rate plus an applicable margin ranging from 8.00% to 8.75% per annum or (ii) the base rate plus an applicable margin ranging from 7.00% to 7.75% per annum, in each case based upon the consolidated total leverage ratio and/or the consolidated net leverage ratio. Specifically, the applicable margin with respect to LIBOR loans under the GSO Term Loan Agreement were as set forth below:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

Consolidated Total Leverage Ratio	Consolidated Net Leverage Ratio	Applicable Margin – LIBOR Loans
> 6.00 : 1.00	≥ 5.75 : 1.00	8.75%
≥ 4.75 : 1.00 ≤ 6.00 : 1.00	≥ 4.50 : 1.00 < 5.75 : 1.00	8.25%
< 4.75 : 1.00	< 4.50 : 1.00	8.00%

The Company’s obligations under the GSO Term Loan Agreement and any hedging or cash management obligations entered into by the Company or any of its current and future domestic restricted subsidiaries (the “Subsidiary Guarantors” and, together with the Company, the “Loan Parties”) with a lender under the GSO Term Loan Agreement, the New Agreement Agent or an affiliate of any such person were guaranteed by the Company and each Subsidiary Guarantor. The Company’s and the Subsidiary Guarantors’ obligations under the GSO Term Loan Agreement were secured by substantially all of their assets, subject to certain customary exceptions.

The Company was required to make mandatory prepayments of loans outstanding under the Facility (without payment of a premium or penalty) (i) in the case of any disposition of intellectual property, the then applicable LTV Percentage (as defined in the BoA Credit Agreement) of the orderly liquidation value thereof, (ii) in the case of any other disposition of any other assets, 100% of the net proceeds thereof, subject to certain reinvestment rights, and (iii) in the case of any Consolidated Excess Cash Flow (as defined in the GSO Term Loan Agreement), 50% thereof, which shall decrease to 0% if the consolidated total leverage ratio is less than 3.00:1.00. The loans under the Facility were not subject to amortization.

The Company could have made, in whole or in part, voluntarily prepayments of the loans outstanding under the Facility. Such voluntarily prepayments were subject to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and in certain cases to the prepayment premium set forth in the GSO Term Loan Agreement.

The GSO Term Loan Agreement contained customary representations and warranties and customary affirmative and negative covenants applicable to the Loan Parties and their subsidiaries, including, without limitation, restrictions on liens, investments, indebtedness, fundamental changes, dispositions, restricted payments and prepayment of indebtedness. The GSO Term Loan Agreement contained financial covenants that required the Loan Parties and their subsidiaries to (i) not exceed a maximum consolidated total leverage ratio initially set at 7.25:1.00, which decreases periodically over the term of the GSO Term Loan Agreement until the final maximum ratio of 6.75:1.00 is reached for the fiscal quarter ending September 30, 2019 and thereafter and (ii) not exceed a maximum consolidated first lien leverage ratio initially set at 2.47:1.00, which decreases periodically over the term of the GSO Term Loan Agreement until the final maximum ratio of 2.30:1.00 is reached for the fiscal quarter ending September 30, 2019 and thereafter.

The GSO Term Loan Agreement contained customary events of default, including, without limitation, payment defaults, covenant defaults, breaches of certain representations and warranties, cross defaults to certain material indebtedness, certain events of bankruptcy and insolvency, certain events under the Employee Retirement Income Security Act of 1974, material judgments and a change of control. If an event of default occurred and was not cured within any applicable grace period or was not waived, the New Agreement Agent, at the request of the lenders under the GSO Term Loan Agreement, was required to take various actions, including, without limitation, the acceleration of amounts due thereunder. The Company was in compliance with the covenants throughout the existence of the GSO Term Loan Agreement.

In connection with the BoA Credit Agreement and the GSO Term Loan Agreement, the BoA Agent and the New Agreement Agent had entered into an Intercreditor Agreement, dated as of December 4, 2015 (the “Intercreditor Agreement”), which was acknowledged by the Company and the guarantors party thereto. The Intercreditor Agreement established various inter-lender terms, including, without limitation, priority of liens, permitted actions by each party, application of proceeds, exercise of remedies in the case of a default, incurrence of additional indebtedness, releases of collateral and limitations on the amendment of the BoA Credit Agreement and the GSO Loan Agreement without the consent of the other party.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

8.	Commitments and Contingencies

MSLO Stockholder Complaint

In connection with the Mergers, the following 13 putative stockholder class action lawsuits have been filed in the Court of Chancery of the State of Delaware: (1) David Shaev Profit Sharing Plan f/b/o David Shaev v. Martha Stewart Living Omnimedia Inc. et. al. filed on June 25, 2015; (2) Malka Raul v. Martha Stewart Living Omnimedia Inc. et. al. filed on June 26, 2015; (3) Daniel Lisman v. Martha Stewart Living Omnimedia Inc. et. al. filed on June 29, 2015; (4) Matthew Sciabacucchi v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 2, 2015; (5) Harold Litwin v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 5, 2015; (6) Richard Schiffrin v. Martha Stewart filed on July 7, 2015; (7) Cedric Terrell v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 8, 2015; (8) Dorothy Moore v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 8, 2015; (9) Paul Dranove v. Pierre De Villemejane. et. al. filed on July 8, 2015; (10) Phuc Nguyen v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 10, 2015; (11) Kenneth Steiner v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 16, 2015; (12) Karen Gordon v. Martha Stewart et. al. filed on July 27, 2015; and (13) Anne Seader v. Martha Stewart Living Omnimedia, Inc. et. al. filed on July 28, 2015. All of the 13 class action lawsuits name the Old Sequential, MSLO, the MSLO board of directors, Madeline Merger Sub, Inc., Singer Merger Sub, Inc. and the Company as defendants and allege that (a) members of the MSLO board of directors breached their fiduciary duties and (b) Old Sequential, MSLO, Madeline Merger Sub, Inc., Singer Merger Sub Inc. and the Company aided and abetted such alleged breaches of fiduciary duties by the MSLO board of directors. On August 18, 2015, the Delaware Chancery Court issued an order consolidating these actions for all purposes under the caption In re Martha Stewart Living Omnimedia, Inc., et. al. to be the operative complaint in the consolidated action. On January 12, 2016, after the consummation of the Mergers, the plaintiffs filed a Verified Consolidated Amended Class Action Complaint, naming Ms. Martha Stewart, the Company, Old Sequential, Madeline Merger Sub, Inc. and Singer Merger Sub, Inc. and alleging that (a) Ms. Stewart breached her fiduciary duties to MSLO’s stockholders and (b) the Company, Old Sequential, Madeline Merger Sub, Inc. and Singer Merger Sub, Inc. aided and abetted Ms. Stewart’s breach of her fiduciary duties. The plaintiffs seek to recover unspecified damages allegedly sustained by the plaintiffs, restitution and disgorgement by Ms. Stewart, the recovery of plaintiff’s attorney’s fees and other relief. We believe that we have meritorious defenses to the claims made by the plaintiffs, and we are vigorously defending such claims. Litigation costs in this matter may be significant. The Company does not expect that the ultimate resolution of this matter will have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

9.	Stock-based Compensation

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(in thousands, except share and per share data)

Outstanding - January 1, 2016	129,501	$9.65	3.3	$148
Granted	-	-
Exercised	-	-
Forfeited or Canceled	-	-
Outstanding - September 30, 2016	129,501	$9.65	2.7	$153

Exercisable - September 30, 2016	124,501	$9.77	2.7	$147

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Options	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2016	21,000	$2.71
Granted	-	-
Vested	(16,000)	(2.94)
Forfeited or Canceled	-	-
Unvested - September 30, 2016	5,000	$1.96

The Company did not grant any stock options during the three and nine months ended September 30, 2016.

During the nine months ended September 30, 2015, the Company granted an aggregate of 10,000 stock options to employees for future services. These stock options are exercisable over a five-year term and vested on December 31, 2015. These stock options had a fair value of less than $0.1 million using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	0.90%
Expected dividend yield	0.00%
Expected volatility	32.10%
Expected life	3.00 years

The Company recorded less than $0.1 million during each of the three and nine months ended September 30, 2015 pertaining to these grants.

Total compensation expense related to stock options for each of the three and nine months ended September 30, 2016 and 2015 was less than $0.1 million. Total unrecognized compensation expense related to unvested stock options at September 30, 2016 amounted to less than $0.1 million and is expected to be recognized over a weighted-average period of approximately 0.4 years.

Warrants

The following table summarizes the Company’s outstanding warrants for the nine months ended September 30, 2016:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(in thousands, except share and per share data)

Outstanding - January 1, 2016	801,760	$7.87	4.1	$1,377
Granted	-	-
Exercised	-	-
Forfeited or Canceled	-	-
Outstanding - September 30, 2016	801,760	$7.87	3.3	$1,420

Exercisable - September 30, 2016	726,760	$7.31	2.8	$1,420

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

A summary of the changes in the Company’s unvested warrants is as follows:

	Number of Warrants	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2016	150,000	$6.32
Granted	-	-
Vested	(75,000)	6.32
Forfeited or Canceled	-	-
Unvested - September 30, 2016	75,000	$6.32

The Company did not issue any warrants during the three and nine months ended September 30, 2016.

During the nine months ended September 30, 2015, the Company issued ten-year warrants to purchase up to an aggregate of 200,000 shares of the Company’s common stock at an exercise price of $13.32 to a non-employee. These warrants had a fair value of $1.3 million using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.16%
Expected dividend yield	0.00%
Expected volatility	45.84%
Expected life	7.25 years

The Company recorded approximately $0.1 million and $0.2 million during the three months ended September 30, 2016 and 2015, respectively, pertaining to this grant. The Company recorded approximately $0.2 million and $0.3 million during the nine months ended September 30, 2016 and 2015, respectively, pertaining to this grant. The Company marks-to-market the expense for the warrants granted to the non-employee.

Total compensation expense related to warrants for the three months ended September 30, 2016 and 2015 was approximately $0.1 million and $0.2 million, respectively. Total compensation expense related to warrants for the nine months ended September 30, 2016 and 2015 was approximately $0.2 million and $0.3 million, respectively.

Restricted Stock and Restricted Stock Units

A summary of the time-based restricted stock and time-based restricted stock units activity for the nine months ended September 30, 2016 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(in thousands, except share and per share data)

Unvested - January 1, 2016	510,653	$9.89	2.0	$510
Granted	280,548	6.58
Vested	(187,985)	7.29
Unvested - September 30, 2016	603,216	$9.16	1.9	$589

During the three and nine months ended September 30, 2016, the Company granted 175,000 shares of time-based restricted stock to an employee for future services. These shares of time-based restricted stock had a grant date fair value of approximately $1.2 million and vest over a period of three years. The Company recorded less than $0.1 million during each of the three and nine months ended September 30, 2016 as compensation expense pertaining to this grant.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

During the three and nine months ended September 30, 2016, the Company accelerated the vesting of 32,500 shares of time-based restricted stock in connection with restructuring activities. The Company recorded approximately $0.2 million during each of the three and nine months ended September 30, 2016 as compensation expense pertaining to these restructuring activities.

During the nine months ended September 30, 2016, the Company granted (i) 35,000 shares of time-based restricted stock to an employee for future services and (ii) 70,548 shares of time-based restricted stock to members of the Company’s board of directors. These shares had a grant date fair value of approximately $0.7 million and vest over a period of one to three years. The Company recorded approximately $0.1 million and $0.2 million during the three and nine months ended September 30, 2016, respectively, as compensation expense pertaining to these grants.

During the nine months ended September 30, 2015, the Company granted (i) 100,000 time-based restricted stock units to the Company’s Chief Executive Officer pursuant to an amended and restated employment agreement, dated April 14, 2015 (the “A&R CEO Employment Agreement”), (ii) 15,000 shares of time-based restricted stock to an employee for future services, (iii) 24,452 shares of time-based restricted stock to members of the Company’s board of directors and (iv) 150,150 shares of time-based restricted stock to a non-employee pursuant to a partnership agreement. These shares had a grant date fair value of approximately $3.8 million and vest over a period of one to four years. The Company recorded approximately $0.2 million and $0.4 million during the three months ended September 30, 2016 and 2015, respectively, as compensation expense pertaining to these grants. The Company recorded approximately $0.7 million and $0.6 million during the nine months ended September 30, 2016 and 2015, respectively, as compensation expense pertaining to these grants. The Company marks-to-market the expense for the shares of time-based restricted stock granted to the non-employee.

Total compensation expense related to time-based restricted stock and time-based restricted stock unit grants for the three months ended September 30, 2016 and 2015 was approximately $0.8 million and $0.9 million, respectively. Total compensation expense related to time-based restricted stock and time-based restricted stock unit grants for the nine months ended September 30, 2016 and 2015 was approximately $1.8 million and $2.2 million, respectively.

Performance Stock Units

A summary of the PSUs activity for the nine months ended September 30, 2016 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(in thousands, except share and per share data)

Unvested - January 1, 2016	1,308,500	$10.98	1.4	$96
Granted	30,000	7.23
Vested	(317,833)	(9.58)
Forfeited or Cancelled	(39,300)	(5.74)
Unvested - September 30, 2016	981,367	$11.53	0.7	$23

During the three and nine months ended September 30, 2016, the Company accelerated the vesting of 108,500 PSUs in connection with restructuring activities. Total compensation expense related to these PSUs of approximately $0.5 million was recorded as operating expenses in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Company granted 30,000 PSUs to an employee upon the commencement of his employment with the Company. These PSUs had a grant date fair value of approximately $0.2 million, vest over a period of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned. The Company recorded less than $0.1 million during each of the three and nine months ended September 30, 2016 as compensation expense in the accompanying unaudited condensed consolidated statement of operations pertaining to these PSUs as the likelihood of certain PSUs being earned became probable.

On February 23, 2016, the Compensation Committee voted to approve, on a discretionary basis, an award of 69,994 PSUs to employees and consultants. Included in the above award were 20,000 PSUs and 12,000 PSUs for the Company’s Chief Executive Officer and Chief Financial Officer, respectively. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants. Total compensation expense related to these PSUs of approximately $0.4 million was recorded as operating expenses in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2016.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

During the nine months ended September 30, 2015, the Company granted 200,000 PSUs to the Company’s Chief Executive Officer pursuant to the A&R CEO Employment Agreement. These PSUs had a grant date fair value of approximately $2.9 million, vest over a period of three and one-half years and require achievement of certain performance metrics within each fiscal year for such PSUs to be earned. The Company did not record compensation expense during the three and nine months ended September 30, 2016 pertaining to these PSUs as the likelihood of such PSUs being earned was not probable.

On February 24, 2015, the Compensation Committee voted to approve, on a discretionary basis, an award of 198,000 PSUs to employees and consultants under the 2013 Stock Incentive Compensation Plan. Included in the above award were 60,000 PSUs and 36,000 PSUs for the Company’s Chief Executive Officer and Chief Financial Officer, respectively. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees. Total compensation expense related to these PSUs of approximately $2.0 million was recorded as operating expenses in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2015.

In addition, during the nine months ended September 30, 2015, the Compensation Committee approved, on a discretionary basis, an award of 12,500 PSUs to an employee upon the commencement of his employment with the Company. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to the employee. Total compensation expense related to these PSUs in the approximate amount of $0.1 million was recorded as operating expenses in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2015.

Total compensation expense related to the PSUs for the three months ended September 30, 2016 and 2015 was approximately $1.3 million and $0.5 million, respectively. Total compensation expense related to the PSUs for the nine months September 30, 2016 and 2015 was approximately $3.6 million and $3.1 million, respectively.

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

The Company paid TCP approximately $0.9 million during each of the three and nine months ended September 30, 2016. The Company paid TCP approximately $0.5 million and approximately $0.9 million for services under the Amended TCP Agreement during the three and nine months ended September 30, 2015, respectively. These amounts are included in operating expenses in the Company’s unaudited condensed consolidated financial statements. At September 30, 2016 and December 31, 2015, there were no unpaid amounts owed to TCP for services.

Additionally, in July 2013, the Company entered into a consulting arrangement with an employee of TCP (the “TCP Employee”), pursuant to which the TCP Employee provides legal and other consulting services at the request of the Company from time to time. The TCP Employee was also issued 125,000 shares of restricted stock, vesting over a four-year period and 180,000 PSUs, vesting over three years in increments of 20% for 2014, 20% for 2015 and 60% for 2016. The Company paid the TCP Employee approximately $0.2 million and approximately $0.1 million for services under the consulting arrangement during the three months ended September 30, 2016 and 2015, respectively. The Company paid the TCP Employee approximately $0.3 million for services under the consulting arrangement during each of the nine months ended September 30, 2016 and 2015. These amounts are included in operating expenses in the Company’s unaudited condensed consolidated financial statements. At September 30, 2016 and December 31, 2015, there were no unpaid amounts owed to TCP Employee for services.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

Transactions with E.S. Originals, Inc.

A division president of the Company maintains a passive ownership interest in one of the Company’s licensees, E.S. Originals, Inc. (“ESO”). The Company receives royalties from ESO under license agreements for certain of the Company’s brands in the footwear category. The Company recorded approximately $3.0 million and $3.4 million of revenue for the three months ended September 30, 2016 and 2015, respectively, for royalties earned from ESO license agreements. The Company recorded approximately $11.2 million and $10.5 million of revenue for the nine months ended September 30, 2016 and 2015, respectively, for royalties earned from ESO license agreements. At September 30, 2016 and December 31, 2015, the Company had approximately $4.8 million and $4.1 million included as accounts receivable from ESO in the condensed consolidated balance sheets, respectively.

Acquisition of FUL

On November 17, 2014, the Company made a strategic investment in FUL IP. FUL IP is a collaborative investment between the Company and JALP. FUL IP was formed for the purpose of licensing the FUL trademark to third parties in connection with the manufacturing, distribution, marketing and sale of FUL branded bags, backpacks, duffels, luggage and apparel accessories. JALP contributed the FUL trademark with a fair value of approximately $8.9 million. In exchange for a 50.5% economic interest in FUL IP the Company paid JALP $4.5 million. JALP’s minority member interest in FUL IP has been reflected as noncontrolling interest on the Company’s condensed consolidated balance sheets. One of the Company’s directors, Mr. Al Gossett, has a partial ownership interest in JALP. There was approximately $0.1 million and $0.4 million of noncontrolling interest recorded during the three and nine months ended September 30, 2016, respectively. No noncontrolling interest was recorded during the three and nine months ended September 30, 2015.

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

Intangible Asset Agreement and IP License Agreement

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

The Intangible Asset Agreement has an initial term commencing at December 4, 2015 and ending on December 31, 2020, provided that the term will automatically be renewed for five additional calendar years ending December 31, 2025 (subject to earlier termination as provided in the employment agreement) if either the aggregate gross licensing revenues (as defined in the employment agreement) for calendar years 2018 through 2020 exceed $195 million or the gross licensing revenues for calendar year 2020 equal or exceed $65 million. During the term of the Intangible Asset Agreement with the Company, Lifestyle Research Center LLC will be entitled to receive a guaranteed annual payment of $1.7 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company. The Company has paid Lifestyle Research Center LLC approximately $0.1 million in connection with related services during the nine months ended September 30, 2016.

During the term of the IP License Agreement with the Company, Ms. Stewart will be entitled to receive a guaranteed annual payment of $1.3 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company. During the three and nine months ended September 30, 2016, the Company expensed non-cash interest of approximately $0.2 million and $0.6 million, respectively, related to the accretion of the present value of these guaranteed contractual payments. In addition, during the three and nine months ended September 30, 2016, the Company made payments of approximately $0.3 million and $1.0 million, respectively, to Ms. Stewart in connection with the terms of the IP Licenses Agreement. The IP License Agreement is perpetual.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

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

As the aggregate amount of cash to be paid to MSLO stockholders was fixed in the Merger Agreement at $176,681,757 and as the cash election was oversubscribed, cash elections were subject to proration to ensure that the total amount of cash paid to MSLO stockholders in the aggregate equals $176,681,757. As a result, MSLO stockholders received in the aggregate 19,980,787 shares of common stock and $176,681,757 in cash. In addition, the Company paid an additional $40,314 to cover fractional shares. In the aggregate, Old Sequential stockholders received 40,436,798 shares of the Company’s common stock.

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

As part of the Merger Agreement, the Company paid approximately $14.2 million to MSLO employees for outstanding stock options and restricted stock units each employee held to acquire shares of MSLO common stock.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

The Company made the following updates to the purchase price during the nine months ended September 30, 2016:

Allocated to:
Goodwill	$1,749
Legacy payments	(1,749)
$-

The Company also made the following measurement period reclassifications during the nine months ended September 30, 2016 in connection with completing the valuation of the MSLO acquisition:

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
$362,659

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

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

Gaiam Brand Holdco, LLC

On July 1, 2016, the Company, together with its wholly-owned subsidiary, SBG-Gaiam Holdings LLC (formerly known as Stretch & Bend Holdings LLC), a Delaware limited liability company (“SBG-Gaiam” or the “Purchaser”) completed the acquisition pursuant to the terms of the Membership Interest Purchase Agreement (the “Purchase Agreement”) with GAIAM, Inc., a Colorado corporation (“Seller”) pursuant to which Purchaser agreed to acquire the branded consumer business of Seller for a total purchase price of approximately $145.7 million in cash. As part of the transaction, SBG-Gaiam acquired Seller’s yoga, fitness and wellness product business, which include the GAIAM and SPRI brands. In tandem with the transaction, the Company signed long-term licensing agreements for the brands’ core categories, which became effective upon closing.

As part of the Purchase Agreement, the Company paid approximately $1.9 million to Seller for severance related charges to employees of GAIAM, Inc. The acquisition was accounted for under the acquisition method of accounting. Accordingly, the acquired assets were recorded at their estimated fair values, and operating results for the GAIAM and SPRI brands are included in the Company’s condensed consolidated financial statements from the effective date of the acquisition, July 1, 2016.

The allocation of the preliminary purchase price is summarized as follows (in thousands):

Total consideration paid	$147,587

Allocated to:
Goodwill	$2,087
Trademarks	145,700
Accrued expenses	(200)
$147,587

The Company is currently evaluating the fair value of the acquired trademarks and equity method investment. The Company and Gaiam Brand Holdco, LLC elected to treat the acquisition as an asset acquisition under section 338(h)(10) of the United States Internal Revenue Service tax code. As such, the Company is not required to record a deferred tax liability in connection with the acquisition.

Goodwill arising from the acquisition mainly consists of the synergies of an ongoing licensing and brand management business. Trademarks have been determined by management to have an indefinite useful life and, accordingly, no amortization is recorded in the Company’s unaudited condensed consolidated statement of operations. Goodwill and trademarks are tested for impairment on an annual basis or sooner, if an event occurs or circumstances change that indicate that the carrying amount of the goodwill or trademarks may not be recoverable. The Company incurred legal and other costs related to the transaction of approximately $3.8 million, which have been recognized in operating expenses in the accompanying condensed consolidated statement of operations during the nine months ended September 30, 2016.

Total revenues and income from continuing operations since the date of the acquisition of the GAIAM and SPRI brands, included in the accompanying unaudited condensed consolidated statements of operations for each of the three and nine months ended September 30, 2016, are approximately $6.0 million and $5.8 million, respectively.

Pro Forma Information

The following unaudited consolidated pro forma information gives effect to the transaction contemplated by the Gaiam, Inc. acquisition as if such transaction had occurred on January 1, 2015. The following pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition been completed on January 1, 2015, nor is it indicative of results that may occur in any future periods.

Pro forma information has not been provided for the Gaiam Inc. acquisition for the three and nine month periods ended September 30, 2015 as the portion of Gaiam acquired was a component of a larger legal entity for which separate historical financial statements were not prepared.  Since stand-alone financial information prior to the acquisition was not readily available, compilation of such data is impracticable.

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
	(in thousands, except share and per share data)

Revenues	$42,584	$110,746
Income (loss) from continuing operations	$23,199	$(16,867)
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(1,232)	$(30,941)

Loss per share:
Basic	$(0.02)	$(0.50)
Diluted	$(0.02)	$(0.50)

Weighted average shares outstanding:
Basic	62,176,700	61,817,742
Diluted	62,176,700	61,817,742

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

12.	Restructuring

During the three months ended September 30, 2016, the Company recorded approximately $0.4 million of restructuring charges primarily in connection with headcount reductions. During the nine months ended September 30, 2016, the Company recorded approximately $3.2 million of restructuring charges in connection with headcount reductions and lease termination costs. The charges incurred during the nine months ended September 30, 2016 consisted of $1.7 million of severance and related benefits associated with headcount reductions, $0.8 million of professional fees, $0.3 million in contract termination fees and $0.4 of asset write-offs.

On a cumulative basis, the Company has recorded $11.9 million of restructuring charges in connection with the acquisition of MSLO, headcount reductions and contract termination costs. The associated employee headcount reductions in connection with the reduction in workforce since inception were 65 employees. All restructuring charges incurred are included in operating expenses in the unaudited condensed consolidated statement of operations.

The Company did not incur restructuring charges for the three and nine months ended September 30, 2015.

Restructuring accruals of approximately $1.6 million and approximately $6.9 million as of September 30, 2016 and December 31, 2015, respectively, are included in accounts payable and accrued expenses on the condensed consolidated balance sheets. These accruals include amounts provided for severance and related benefits, contract termination fees and professional fees. The Company has paid approximately $8.9 million in cash related to these initiatives as of September 30, 2016.

Changes in the restructuring accruals during the nine months ended September 30, 2016 were as follows:

	Severance & Related Benefits	Contract Termination Costs	Professional Fees	Total Accrual
	(in thousands)
Balance at January 1, 2016	$4,644	$1,628	$579	$6,851
Charges to expense	1,687	342	755	2,784
Amounts paid	(6,231)	(445)	(1,334)	(8,010)
Balance at September 30, 2016	$100	$1,525	$-	$1,625

The remaining severance and related benefits, contract termination costs and professional fees are expected to be paid by the end of fiscal 2016.

13.	New Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The amendments in ASU 2016-15 add or clarify guidance on eight cash flow issues:

•	Debt prepayment or debt extinguishment costs.
•	Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing.
•	Contingent consideration payments made after a business combination.
•	Proceeds from the settlement of insurance claims.
•	Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies.
•	Distributions received from equity method investees.
•	Beneficial interests in securitization transactions.
•	Separately identifiable cash flows and application of the predominance principle.

ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted for all entities. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. The Company is currently evaluating the impact the adoption of ASU 2016-15 will have on the Company’s consolidated financial statements.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

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

ASU 2016-12 is effective for annual and interim periods beginning on or after December 15, 2017, and early adoption is permitted as of the original effective date, December 31, 2016. The Company is currently evaluating the impact the adoption of ASU 2016-12 will have on the Company’s consolidated financial statements.

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

SEPTEMBER 30, 2016

(UNAUDITED)

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

SEPTEMBER 30, 2016

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

Licensing and Brand Management Business

We own a portfolio of consumer brands in the fashion, home, athletic and lifestyle categories, including Martha Stewart, Jessica Simpson, AND1, Avia and Gaiam. We aim to maximize the value of our brands by promoting, marketing and licensing the brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories. Our core strategy is to enhance and monetize the global reach of our existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify our portfolio of brands. We aim to acquire well-known consumer brands with high potential for growth and strong brand awareness. We additionally seek to diversify our portfolio by evaluating the strength of targeted brands and the expected viability and sustainability of future royalty streams. Upon the acquisition of a brand, we partner with leading wholesalers and retailers to drive incremental value and maximize brand equity. We focus on certain key initiatives in our licensing and brand management business. These initiatives include:

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

We license our brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of September 30, 2016, we had more than one-hundred fifty licensees, with wholesale licensees comprising a significant majority.

Our license agreements typically require a licensee to pay us royalties based upon net sales and, in most cases, contain guaranteed minimum royalties regardless of the net sales generated by the licensee. Our license agreements also typically require licensees to support the brands by either paying or spending contractually guaranteed minimum amounts for the marketing and advertising of the respective licensed brands. As of September 30, 2016, we had contractual rights to receive an aggregate of approximately $446.4 million in minimum royalty and marketing and advertising revenue from our licensees through the balance of the current terms of such licenses, excluding any renewals.

Items Affecting Comparability of Periods Presented

As described more fully in Item 1 to this report, we were formed on June 5, 2015 for the purpose of effecting certain transactions consummated on December 4, 2015, as a result of which Old Sequential and MSLO became our wholly-owned subsidiaries (the “Mergers”). Old Sequential was the accounting acquirer in the Mergers; therefore, the historical consolidated financial statements for Old Sequential for periods prior to the Mergers are considered to be the historical financial statements of Sequential Brands Group, Inc. and thus, our unaudited condensed consolidated financial statements for the three and nine months ending September 30, 2015 reflect Old Sequential’s unaudited condensed consolidated financial statements for such period and our unaudited condensed consolidated financial statements for the three and nine months ending September 30, 2016 reflect the unaudited condensed consolidated financial statements of Sequential Brand Group, Inc.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 14, 2016, for a discussion of our critical accounting policies. During the nine months ended September 30, 2016, there were no material changes to these policies, except for the following:

Change in Goodwill and Indefinite-Lived Intangible Assets Testing Date

During the nine months ended September 30, 2016, we changed our annual impairment testing date from December 31 to October 1. We believe this new date is preferable because it allows for more timely completion of the annual goodwill impairment test prior to the end of our annual financial reporting period. This change in accounting principle does not delay, accelerate or avoid an impairment charge. We believe that it will be impracticable to objectively determine projected cash flow and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, we will apply the change in annual impairment testing date prospectively beginning October 1, 2016.

Restricted Cash

Restricted cash at September 30, 2016 consists of cash deposited with a financial institution required as collateral for the Company’s cash-collateralized letter of credit facilities.

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

Additionally, we have corrected an immaterial error in our condensed consolidated statement of cash flows for the nine months ended September 30, 2015. This correction is related to the payment of certain guaranteed obligations in connection with previous acquisitions and reflects an increase in cash provided by operating activities of approximately $1.3 million and a decrease in cash provided by financing activities of approximately $1.3 million. There is no impact to the condensed consolidated balance sheets, unaudited condensed consolidated statements of operations or unaudited condensed consolidated statement of changes in equity. Any impacts on prior periods in future filings will be corrected prospectively.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Three Months Ended September 30,		Change	Change
	2016	2015	(Dollars)	(Percentage)
	(in thousands, except percentages)
Net revenue	$41,952	$22,981	$18,971	82.6%
Operating expenses	20,180	9,960	10,220	102.6%
Income from operations	21,772	13,021	8,751	67.2%
Other income	150	-	150	100.0%
Interest expense, net	14,742	6,210	8,532	137.4%
Income before income taxes	7,180	6,811	369	5.4%
Provision for income taxes	3,858	2,460	1,398	56.8%
Net income	3,322	4,351	(1,029)	(23.6)%
Net income attributable to noncontrolling interest	(2,022)	(1,623)	(399)	24.6%
Net income attributable to Sequential Brands Group, Inc. and Subsidiaries	$1,300	$2,728	$(1,428)	(52.3)%

Net revenue. The increase in net revenue for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 is primarily attributable to the acquisition of GAIAM in the third quarter of 2016, the acquisitions of the Martha Stewart and Emeril Lagasse brands which occurred during the fourth quarter of 2015 and, to a lesser extent, increased revenues from the balance of our portfolio. Net revenue for the three months ended September 30, 2016 consists primarily of licensing revenue earned from our license agreements relating to the Martha Stewart, Jessica Simpson, GAIAM, AND1, Avia, Joe’s Jeans and Ellen Tracy brands. Net revenue for the three months ended September 30, 2015 consists of licensing revenue earned primarily from our license agreements related to our Jessica Simpson, Avia, AND1 and Ellen Tracy brands.

Operating expenses. Operating expenses increased approximately $10.2 million for the three months ended September 30, 2016 to approximately $20.2 million compared to approximately $10.0 million for the three months ended September 30, 2015. Excluding incremental costs related to the Mergers of $9.4 million, operating expenses increased approximately $0.8 million. This increase was primarily driven by increased compensation costs of approximately $0.9 million and restructuring charges of approximately $0.4 million. The operating expense increase was partially offset by lower acquisition related costs.

Other income. Other income during the three months ended September 30, 2016 consists of the Company’s reversal of previously estimated accruals.

Interest expense, net. The year-over-year increase in net interest expense of approximately $8.5 million is primarily due to an increase in interest incurred under our loan agreements. Interest expense during the three months ended September 30, 2016 includes interest incurred under our loan agreements and interest rate swaps of approximately $13.2 million, non-cash interest related to the amortization of deferred financing costs of approximately $1.0 million and the write-off of approximately $0.3 million of deferred financing costs as a result of an extinguishment of a portion of the BoA Credit Agreement in accordance with ASC 470 – Debt in connection with the Company’s entry into the Amended BoA Credit Agreement. Additionally, we expensed non-cash interest of approximately $0.3 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions in 2015. Interest expense during the three months ended September 30, 2015 includes interest incurred under our loan agreements and interest rate swaps of approximately $5.8 million and non-cash interest related to the amortization of deferred financing costs of approximately $0.4 million.

Income taxes. The provision for income taxes for the three months ended September 30, 2016 and 2015 represents the non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes and taxes for state, local and foreign jurisdictions. The effective tax rate differs from the statutory tax rate primarily due to benefits from taxes attributable to noncontrolling interest and changes in valuation allowance.

Noncontrolling interest. The year-over-year increase in noncontrolling interest from continuing operations was primarily driven by our acquisition of the Jessica Simpson brand in 2015. Noncontrolling interest from continuing operations for the three months ended September 30, 2016 represents net income allocations of approximately $1.8 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson), approximately $0.1 million to Elan Polo International, Inc., a member of DVS LLC, and approximately $0.1 million to JALP, LLC, a member of FUL IP Holdings, LLC. Noncontrolling interest from continuing operations for the three months ended September 30, 2015 represents net income allocations to With You LLC of approximately $1.5 million and Elan Polo International, Inc. of approximately $0.1 million.

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Nine Months Ended September 30,		Change	Change
	2016	2015	(Dollars)	(Percentage)
	(in thousands, except percentages)
Net revenue	$110,114	$56,833	$53,281	93.8%
Operating expenses	63,077	30,561	32,516	106.4%
Income from operations	47,037	26,272	20,765	79.0%
Other income	243	700	(457)	(65.3)%
Interest expense, net	36,031	17,162	18,869	109.9%
Income before income taxes	11,249	9,810	1,439	14.7%
Provision for income taxes	5,276	3,348	1,928	57.6%
Net income	5,973	6,462	(489)	(7.6)%
Net income attributable to noncontrolling interest	(5,814)	(3,617)	(2,197)	60.7%
Net income attributable to Sequential Brands Group, Inc. and Subsidiaries	$159	$2,845	$(2,686)	(94.4)%

Net revenue. The increase in net revenue for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 is primarily attributable to the acquisition of GAIAM during the third quarter of 2016 and the acquisitions of the Martha Stewart, Jessica Simpson, Joe’s Jeans and Emeril Lagasse brands which occurred between the second and fourth quarters of 2015. Net revenue for the nine months ended September 30, 2016 consists primarily of licensing revenue earned from our license agreements relating to the Martha Stewart, Jessica Simpson, Avia, AND1, GAIAM, Ellen Tracy and Joe’s Jeans brands. Net revenue for the nine months ended September 30, 2015 consists of licensing revenue earned primarily from our license agreements related to our AND1, Avia, Jessica Simpson and Ellen Tracy brands.

Operating expenses. Operating expenses increased approximately $32.5 million for the nine months ended September 30, 2016 to approximately $63.1 million compared to approximately $30.6 million for the nine months ended September 30, 2015. Excluding incremental costs related to the Mergers of $27.1 million, operating expenses increased approximately $5.5 million. This increase was primarily driven by increased compensation costs of approximately $1.2 million and restructuring charges of approximately $3.2 million. The operating expense increase was partially offset by lower acquisition related costs.

Other income. Other income during the three months ended September 30, 2016 consists of the Company’s reversal of previously estimated accruals. Other income during the nine months ended September 30, 2015 consists of the Company’s gain on the sale of the People’s Liberation brand.

Interest expense, net. The year-over-year increase in net interest expense of approximately $18.9 million is primarily due to an increase in interest incurred under our loan agreements. Interest expense during the nine months ended September 30, 2016 includes interest incurred under our loan agreements and interest rate swaps of approximately $33.0 million, non-cash interest related to the amortization of deferred financing costs of approximately $1.8 million and the write-off of approximately $0.3 million of deferred financing costs as a result of an extinguishment a portion of the BoA Credit Agreement in accordance with ASC 470 – Debt in connection with the Company’s entry into the Amended BoA Credit Agreement. Additionally, we expensed non-cash interest of approximately $0.9 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions in 2015. Interest expense during the nine months ended September 30, 2015 includes interest incurred under our loan agreements and interest rate swaps of approximately $14.0 million, non-cash interest related to the amortization of deferred financing costs of approximately $1.1 million and the write-off of approximately $2.1 million of deferred financing costs as a result of an extinguishment of debt in accordance with ASC 470 – Debt in connection with loan agreements entered into for the acquisition of With You LLC.

Income taxes. The provision for income taxes for the nine months ended September 30, 2016 and 2015 represents the non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes and taxes for state, local and foreign jurisdictions. The effective tax rate differs from the statutory tax rate primarily due to benefits from taxes attributable to noncontrolling interest and changes in valuation allowance.

Noncontrolling interest. The year-over-year increase in noncontrolling interest from continuing operations was primarily driven by our acquisition of the Jessica Simpson brand. Noncontrolling interest from continuing operations for the nine months ended September 30, 2016 represents net income allocations of approximately $5.0 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson), approximately $0.4 million to Elan Polo International, Inc., a member of DVS LLC, and approximately $0.4 million to JALP, LLC, a member of FUL IP Holdings, LLC. Noncontrolling interest from continuing operations for the nine months ended September 30, 2015 represents net income allocations to With You LLC of approximately $3.2 million and Elan Polo International, Inc. of approximately $0.4 million.

Liquidity and Capital Resources

As of September 30, 2016, we had cash on hand, including restricted cash, of approximately $21.4 million and a net working capital balance (defined below) of approximately $27.0 million. Additionally, we had outstanding debt obligations under our loan agreements of $668.0 million excluding $18.8 million of deferred financing fees. As of December 31, 2015, we had cash on hand of approximately $41.6 million and a net working capital balance of approximately $49.6 million. Additionally, we had outstanding debt obligations under our loan agreements of $550.0 million excluding $7.9 million of deferred financing fees. Net working capital is defined as current assets minus current liabilities, excluding restricted cash and discontinued operations. We believe that cash from continuing operations and our currently available cash (including available borrowings under our existing financing arrangements and available-for-sale securities) will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Note 7 to our condensed consolidated financial statements for a description of certain financing transactions consummated by us. There are no material capital expenditure commitments as of September 30, 2016.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the nine months ended September 30, 2016 and 2015 are summarized in the following table:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)

Operating activities	$31,405	$14,624
Investing activities	(151,067)	(203,553)
Financing activities	98,021	194,906
Net (decrease) increase in cash from continuing operations	$(21,641)	$5,977

Operating Activities

Net cash provided by operating activities from continuing operations increased approximately $16.8 million to approximately $31.4 million for the nine months ended September 30, 2016 as compared to approximately $14.6 million for the nine months ended September 30, 2015. The $16.8 million increase was primarily attributable to the receipt of an advance royalty payment in connection with our acquisition of Gaiam, Inc. offset by changes in prepaid expenses and other assets of approximately $(1.8) million on a year-over-year basis.

Investing Activities

Net cash used in investing activities from continuing operations decreased approximately $52.5 million to approximately $151.1 million for the nine months ended September 30, 2016 compared to $203.6 million for the nine months ended September 30, 2015. This decrease is driven primarily by $42.8 million of lower overall cash used for acquisitions. Additionally, during the nine months ended September 30, 2015, we purchased approximately $12.0 million of available-for-sale securities while there was no purchase during the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we purchased approximately $1.6 million of property and equipment compared to $0.9 million during the nine months ended September 30, 2015.

Financing Activities

Net cash provided by financing activities from continuing operations for the nine months ended September 30, 2016 amounted to approximately $98.0 million compared to approximately $194.9 million for the nine months ended September 30, 2015. The primary driver for the change was the receipt of approximately $132.0 million of loan proceeds to finance the acquisition of GAIAM, Inc. and pay approximately $13.0 million of related fees and expenses during the nine months ended September 30, 2016 compared to the receipt of approximately $205.7 million of proceeds under loan agreements used to finance the acquisition of Joe’s Jeans and With You LLC and pay approximately $4.9 million of related fees and expenses during the nine months ended September 30, 2015. In addition, during the nine months ended September 30, 2016, we made principal payments of approximately $14.0 million under our loan agreements in accordance with contractual terms and approximately $5.0 million of distributions to certain noncontrolling interest partners. During the nine months ended September 30, 2015, we made principal payments of approximately $11.7 million under our loan agreements in accordance with contractual terms and approximately $1.6 million of distributions to certain noncontrolling interest partners. During the nine months ended September 30, 2015, GSO Capital Partners LP purchased $10.0 million of the Company’s common stock.

Debt

As of September 30, 2016, we were party to a Third Amended and Restated First Lien Credit Agreement with Bank of America, N.A. as administrative and collateral agent and a Third Amended and Restated Credit Agreement with Wilmington Trust, National Association as administrative agent and collateral agent, referred to as our loan agreements. Refer to Note 7 to our unaudited condensed consolidated financial statements for a discussion of our borrowings and the terms of these debt facilities. As of September 30, 2016 and December 31, 2015, our long-term debt, including current portion, was $668.0 million and $550.0 million, respectively. As of September 30, 2016 and December 31, 2015, we had $9.0 million and $4.0 million, respectively, of availability under the current revolving credit facility, subject to meeting certain leverage ratios. We may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.33:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 2.50:100 and (b) with respect to any other increase, 2.40:1.00, subject to the satisfaction of certain conditions in the Amended BoA Credit Agreement. We may request one or more additional term loan facilities or the increase of term loan commitments under the GSO Credit Agreement as would not cause the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, subject to the satisfaction of certain conditions in the GSO Credit Agreement. We made $14.0 million of principal repayments under our loan agreements during the nine months ended September 30, 2016.

Future Capital Requirements

We believe cash on hand and cash from operations will be sufficient to meet our capital requirements for the twelve months following September 30, 2016. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity or debt securities. The extent of our future capital requirements will depend on many factors, including our results of operations and growth through the acquisition of additional brands, and we cannot be certain that we will be able to obtain additional financing in sufficient amounts or on acceptable terms in the near future, if at all.

Off-Balance Sheet Arrangements

At September 30, 2016 and December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our earnings may also be affected by changes in LIBOR interest rates as a result of our loan agreements. As further discussed in Note 3 to our accompanying unaudited condensed consolidated financial statements, we have entered into an interest rate swap to mitigate the effects of a change in LIBOR interest rates. An increase in LIBOR interest rates of one percent affecting the loan agreements would not have had a material effect on our results of operations during the three and nine months ended September 30, 2016 and 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2016, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016 such that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The post-acquisition integration of Martha Stewart Living Omnimedia, Inc. related activities during the nine months ended September 30, 2016 represents a material change in our internal control over financial reporting. We are in the process of evaluating the impact of the acquisition on our internal control over financial reporting as well as the necessary controls and procedures to be implemented.

Other than as discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation Related to the Mergers

In connection with the Mergers, the following 13 putative stockholder class action lawsuits have been filed in the Court of Chancery of the State of Delaware: (1) David Shaev Profit Sharing Plan f/b/o David Shaev v. Martha Stewart Living Omnimedia Inc. et. al. filed on June 25, 2015; (2) Malka Raul v. Martha Stewart Living Omnimedia Inc. et. al. filed on June 26, 2015; (3) Daniel Lisman v. Martha Stewart Living Omnimedia Inc. et. al. filed on June 29, 2015; (4) Matthew Sciabacucchi v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 2, 2015; (5) Harold Litwin v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 5, 2015; (6) Richard Schiffrin v. Martha Stewart filed on July 7, 2015; (7) Cedric Terrell v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 8, 2015; (8) Dorothy Moore v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 8, 2015; (9) Paul Dranove v. Pierre De Villemejane. et. al. filed on July 8, 2015; (10) Phuc Nguyen v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 10, 2015; (11) Kenneth Steiner v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 16, 2015; (12) Karen Gordon v. Martha Stewart et. al. filed on July 27, 2015; and (13) Anne Seader v. Martha Stewart Living Omnimedia, Inc. et. al. filed on July 28, 2015. All of the 13 class action lawsuits name Old Sequential, MSLO, the MSLO board of directors, Madeline Merger Sub, Inc., Singer Merger Sub, Inc. and the Company as defendants and allege that (a) members of the MSLO board of directors breached their fiduciary duties and (b) Old Sequential, MSLO, Madeline Merger Sub, Inc., Singer Merger Sub, Inc. and the Company aided and abetted such alleged breaches of fiduciary duties by the MSLO board of directors. On August 18, 2015, the Delaware Chancery Court issued an order consolidating these actions for all purposes under the caption In re Martha Stewart Living Omnimedia, Inc., et. al. to be the operative complaint in the consolidated action. On January 12, 2016, after the consummation of the Mergers, the plaintiffs filed a Verified Consolidated Amended Class Action Complaint, naming Ms. Martha Stewart, the Company, Old Sequential, Madeline Merger Sub Inc. and Singer Merger Sub Inc. and alleging that (a) Ms. Stewart breached her fiduciary duties to MSLO’s stockholders and (b) the Company, Old Sequential, Madeline Merger Sub Inc. and Singer Merger Sub Inc. aided and abetted Ms. Stewart’s breach of her fiduciary duties. The plaintiffs seek to recover unspecified damages allegedly sustained by the plaintiffs, restitution and disgorgement by Ms. Stewart, the recovery of plaintiff’s attorney’s fees and other relief. We believe that we have meritorious defenses to the claims made by the plaintiffs, and we are vigorously defending such claims. Litigation costs in this matter may be significant. We do not expect that the ultimate resolution of this matter will have a material effect on our consolidated financial statements.

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

Cautionary Statements and Risk Factors

This Quarterly Report contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 14, 2016. There have been no material changes to such risk factors during the nine months ended September 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2016, there were no unregistered sales of equity securities.

During the three months ended September 30, 2016, we did not repurchase any shares of our common stock and we do not currently have in place a repurchase program with respect to our common stock.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

10.1	Third Amended and Restated Credit Agreement, dated as of July 1, 2016, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto. Incorporated by reference to Exhibit 10.2 to Sequential Brands Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2016.

10.2	Third Amended and Restated Credit Agreement, dated as of July 1, 2016, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto. Incorporated by reference to Exhibit 10.3 to Sequential Brands Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2016.

10.3	Amendment No. 1, dated as of July 1, 2016, to the Intercreditor Agreement, dated as of December 4, 2015, between Bank of America, N.A., as administrative agent and collateral agent and Wilmington Trust, National Association, as administrative agent and collateral agent, and acknowledged by Sequential Brands Group, Inc. and the guarantors party thereto. Incorporated by reference to Exhibit 10.4 to Sequential Brands Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2016.

10.4	Employment agreement, dated as of August 22, 2016, by and between Sequential Brands Group, Inc. and Andrew Cooper. Incorporated by reference to Exhibit 10.1 to Sequential Brands Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2016.

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: November 9, 2016	/s/ Gary Klein
By: Gary Klein
Title: Chief Financial Officer (Principal Financial Officer)

