Form 10-K
period 2016-12-31
Sequential Brands Group, Inc.
filed 2017-03-14
CIK 1648428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.

Commission file number 001-37656

SEQUENTIAL BRANDS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4452789
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

601 West 26th Street, 9th Floor

New York, New York 10001

(Address of principal executive offices) (Zip code)

(646) 564-2577

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter was $312,442,337 (based on the closing sales price of the registrant's common stock on that date).

At February 28, 2017, the registrant had 62,511,862 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its annual meeting of stockholders to be held on May 23, 2017 are incorporated by reference in Items 10 through 14 of Part III of this Annual Report on Form 10-K.

SEQUENTIAL BRANDS GROUP, INC.

PART I

Unless otherwise noted, references in this Annual Report on Form 10-K to the “Sequential Brands Group”, “Company,” “our Company,” “we,” “us,” “our” or similar pronouns refer to Sequential Brands Group, Inc. and its subsidiaries. References to other companies may include their trademarks, which are the property of their respective owners.

This 2016 Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We use words such as “future,” “seek,” “could,” “can,” “predict,” “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to the following: (i) risks and uncertainties discussed in the reports that the Company has filed with the Securities and Exchange Commission (the  “SEC”); (ii) general economic, market or business conditions; (iii) the Company’s ability to identify suitable targets for acquisitions and to obtain financing for such acquisitions on commercially reasonable terms; (iv) the Company’s ability to timely achieve the anticipated results of recent acquisitions and any potential future acquisitions; (v) the Company’s ability to successfully integrate acquisitions into its ongoing business; (vi) the potential impact of the consummation of recent acquisitions or any potential future acquisitions on the Company’s relationships, including with employees, licensees, customers and competitors; (vii) the Company’s ability to achieve and/or manage growth and to meet target metrics associated with such growth; (viii) the Company’s ability to successfully attract new brands and to identify suitable licensees for its existing and newly acquired brands; (ix) the Company’s substantial level of indebtedness, including the possibility that such indebtedness and related restrictive covenants may adversely affect the Company’s future cash flows, results of operations and financial condition and decrease its operating flexibility; (x) the Company’s ability to achieve its guidance; (xi) continued market acceptance of the Company’s brands; (xii) changes in the Company’s competitive position or competitive actions by other companies; (xiii) licensees’ ability to fulfill their financial obligations to the Company; (xiv) concentrations of the Company’s licensing revenues with a limited number of licensees and retail partners; and (xv) other circumstances beyond the Company’s control.

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

Item 1.	Business

Corporate Overview

We own a portfolio of consumer brands in the fashion, home, athletic and lifestyle categories, including Martha Stewart, Jessica Simpson, AND1, Avia, Joe’s Jeans, Heelys and GAIAM. We aim to maximize the value of our brands by promoting, marketing and licensing the brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories. Our core strategy is to enhance and monetize the global reach of our existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify our portfolio of brands.

Our business is designed to maximize the value of our brands through license agreements with partners that are responsible for manufacturing and distributing our licensed products and, with the exception of our Martha Stewart brand, primarily responsible for the design of such licensed products. Our brands are licensed for a broad range of product categories, including apparel, footwear, eyewear, fashion accessories and home goods, as well as, with respect to our Martha Stewart brand, food, wine, pet supplies and a variety of media related assets, such as magazines, books and other print and digital content. We seek to select licensees who have demonstrated the ability to produce and sell quality products in their respective licensed categories and have the capability to meet or exceed the minimum sales thresholds and guaranteed minimum royalty payments that we generally require.

We license our brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of December 31, 2016, we had more than one-hundred fifty licensees, with wholesale licensees comprising a significant majority.

Strategy

We own, manage, and maximize the long-term value of a diversified portfolio of global consumer brands. We aim to acquire well-known consumer brands with high potential for growth and strong brand awareness. We additionally seek to diversify our portfolio by evaluating the strength of targeted brands and the expected viability and sustainability of future royalty streams. Upon the acquisition of a brand, we partner with leading wholesalers and retailers to drive incremental value and maximize brand equity. We focus on certain key initiatives in our licensing and brand management business. These initiatives include:

•	Maximizing the value of our existing brands by creating efficiencies, adding additional product categories, expanding distribution and retail presence and optimizing sales through innovative marketing that increases consumer brand awareness and loyalty;
•	Expanding through ecommerce channels;
•	Developing international expansion through additional licenses, partnerships and other arrangements with leading retailers and wholesalers outside the United States; and
•	Acquiring consumer brands (or the rights to such brands) with high consumer awareness, broad appeal and applicability to a wide range of product categories.

Licensing Relationships

Our license agreements typically require a licensee to pay us royalties based upon net sales and, in most cases, contain guaranteed minimum royalties. Many of our license agreements also require licensees to support the brands by either paying or spending contractually guaranteed minimum amounts for the marketing and advertising of the respective licensed brands. As of March 7, 2017, we had contractual rights to receive an aggregate of $462.0 million in minimum royalty and marketing and advertising revenue from our licensees through the balance of the current terms of such licenses, excluding any renewals.

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

Our licensing revenues are concentrated with certain licensees and retail partners. During the year ended December 31, 2016, one licensee represented at least 10% of net revenue, accounting for 11% of the Company’s net revenue. For additional information, see “Risk Factors Risks Related to our Business - A substantial portion of our licensing revenue is concentrated with a limited number of licensees and retail partners, such that the loss of a licensee or retail partner could materially decrease our revenue and cash flows” in Item 1A.

Description of Our Brands

Martha Stewart

In December 2015, we acquired the Martha Stewart brand through the acquisition of Martha Stewart Living Omnimedia (“MSLO”). MSLO was founded in 1997 by Martha Stewart, an Emmy Award-winning television show host, entrepreneur, bestselling author of 88 books, and America’s most trusted lifestyle expert and teacher. Millions of people rely on Martha Stewart as a source of useful "how-to" information for all aspects of everyday living - cooking, entertaining, gardening, home renovating, collecting, organizing, crafting, holidays, healthy living and pets. The Martha Stewart brand reaches approximately 100 million consumers across all media and merchandising platforms each month. Her branded products are found in over 70 million households and have a growing retail presence in thousands of locations. We currently license the Martha Stewart brand to various licensees, including retailers such as Macy's, The Home Depot, Staples and Michaels. In 2016, we completed the transition of the MSLO print magazine business and related digital platforms to a licensed model with Meredith Corporation. Additionally in 2016, we launched the Martha & Marley Spoon meal-kit delivery business and increased the brand’s international presence by expanding distribution to Hudson’s Bay in Canada and signing a new long-term licensing agreement with a licensee to sell homes goods throughout South Korea beginning in 2017.

Jessica Simpson

In April 2015, we acquired a majority interest in the Jessica Simpson brand, including the Jessica Simpson Collection master license and other rights. Founded in 2005, the Jessica Simpson Collection is a signature lifestyle concept inspired by and designed in collaboration with Jessica Simpson. The growing brand offers multiple product categories including footwear, apparel, fragrance, fashion accessories, maternity apparel, girls’ clothing and a home line. The brand is supported by best-in-class licensees and has strong department store distribution through Dillard's, Macy's, Belk, Lord & Taylor and Nordstrom, among other independent retailers. We have a long-term license agreement with Camuto Group to manufacture and distribute footwear under the Jessica Simpson Collection. The Jessica Simpson Collection is currently available in over 2,500 points of distribution worldwide. In 2016, we expanded the brand into the activewear apparel category and the performance footwear category, and launched a new line of products in the baby category.

AND1

We acquired the AND1 brand in August 2014 as part of the Galaxy transaction.  Founded in 1993, AND1 prides itself on being the original basketball brand focusing on the everyday player.  Licensees for the AND1 brand include E.S. Originals, Inc. (“ESO”) for footwear and High Life, LLC for apparel. In addition, the AND1 brand is licensed in product categories, such as hosiery, underwear, off-court/casual footwear and other accessories.  The AND1 brand is offered through Wal-Mart stores, sporting goods retailers and related e-commerce sites in the United States and has a strong distribution network reaching over 20 countries. In 2016, we expanded the assortment by launching the brand in the sporting goods category with basketballs. Additionally in 2016 we increased international distribution by launching at Wal-Mart Canada and signing a new long-term agreement with a licensee to sell footwear and apparel throughout China beginning in 2017.

Avia

We acquired the Avia brand in August 2014 as part of the Galaxy transaction.  Founded in 1979, Avia is best known for running and activewear products designed to unite performance and function for athletes of every level.  We currently license the Avia brand to various licensees, including ESO for footwear and Delta Galil U.S.A. Inc. for apparel. Since we acquired Avia, we have expanded its licensed product categories to include wearable fitness accessories, hosiery, sports bags and various other accessory products.  The Avia brand is primarily offered through Wal-Mart stores in the United States, with additional distribution through specialty retailers and related e-commerce sites, such as Modell’s Sporting Goods, as well as globally in numerous countries. In 2016 we expanded the Avia assortment into the sporting goods department at Wal-Mart with several new accessories related programs.

GAIAM

We acquired the GAIAM brand on July 1, 2016. Founded in 1996 as an eco-living catalog company, GAIAM evolved into a yoga brand by producing and distributing yoga videos and related products through multiple channels of distribution. GAIAM has since expanded to include a full line of apparel, yoga mats, yoga mat bags, yoga blocks and straps, yoga and fitness props, balance balls, bags, active sitting products, including our balance ball chair, and fitness kits and various other accessories. GAIAM is dedicated to making yoga, fitness and wellness accessible to all through a wide distribution network that consists of approximately 38,000 retail doors, 19,000 store-within-a-stores, 5,000 category management locations, e-commerce, and a mobile platform which features Yoga Studio, leading paid app for Apple, mobile and tablet devices with over 1 million downloads to date. We currently license the GAIAM brand to various licensees, including Fit For Life, LLC for yoga sporting goods and High Life, LLC for apparel. In 2016, we expanded the brand’s distribution further into the drug stores and department stores channels. In 2017, we expect to continue broadening distribution for the brand in the United States and abroad.

Joe’s Jeans

In September 2015, we acquired the Joe’s Jeans brand. Founded in 2001, Joe's Jeans is a casual chic global lifestyle brand synonymous with classic, modernized wardrobe staples ranging from premium denim to handcrafted collection pieces, and from contemporary accessories to footwear. Concurrently with the acquisition, we entered into a long-term license agreement for the brand's core categories with GBG USA Inc. Joe's Jeans branded products are available at fine department stores and specialty boutiques in the United States and internationally. In 2016 we added women’s handbags to the Joe’s Jeans products portfolio. In 2017, the Joe’s Jeans Spring marketing campaign will feature model Taylor Hill who will also collaborate with the brand to develop future capsule collections expected to debut in 2017 and 2018.

Ellen Tracy

We acquired the Ellen Tracy brand in March 2013.  Founded in 1949, Ellen Tracy is a leading fashion lifestyle brand focusing on polished and sophisticated style for modern women.  The Ellen Tracy brand is known for quality tailoring, timeless silhouettes and classic signature prints.  Product offerings currently include apparel, outerwear, sleepwear, intimate apparel, hosiery, eyewear, fragrance, fashion accessories, swimwear, and luggage.  Licensees for the Ellen Tracy brand include GBG USA Inc. for sportswear and G-III Apparel Group Ltd. for outerwear and dresses, and Komar for Sleepwear and Intimate apparel.  In addition, the Ellen Tracy brand has been licensed for jewelry, bath and body gifts, cosmetics, and home.  The Ellen Tracy brand is offered in premium and regional department and specialty stores throughout the United States as well as globally.  In 2016, Ellen Tracy expanded its offerings with activewear, travel accessories, slippers and additional home products. Ellen Tracy recently collaborated with top model Irina Shayk to be the face of the brand, as well as to create a limited edition apparel collection expected to debut for the Fall 2017 season.

Emeril Lagasse

In December 2015, we acquired the Emeril Lagasse brand through the acquisition of MSLO. Emeril Lagasse is the chef/proprietor of 12 restaurants throughout the United States, and the best-selling author of 19 cookbooks. As a national TV personality, he has hosted more than 2,000 shows on the Food Network, is the food correspondent for ABC’s “Good Morning America”, appeared as a guest judge on Bravo’s hit food series, “Top Chef” and is in his fourth season of “Emeril’s Florida” on the Cooking Channel. Licensees for the Emeril Lagasse brand primarily include various food and kitchen preparation manufacturers for product categories such as cookware, cutlery and food and coffee products. Emeril Lagasse branded products are available in department stores, supermarkets and specialty stores within the United States, as well as through a partnership with QVC. In 2016, Emeril Lagasse was featured in the new series “Eat the World” which was produced and distributed in partnership with Amazon, Inc.

William Rast

The William Rast brand is recognized worldwide as a lifestyle fashion brand. Conceptualized and founded by Justin Timberlake and Trace Ayala in 2005, William Rast is rounded in the iconography of biker culture with designs that embody the “new America” sensibility and deliver an edgy yet tailored collection of premium denim, ready to wear, tailoring and outerwear for both men and women. Product offerings include denim, sportswear, tailored apparel, fashion accessories, outerwear and hosiery.  Licensees for the William Rast brand include One Jeanswear for men’s and women’s apparel and outerwear, Peerless Clothing International for tailored apparel and Level 8 Apparel LLC for outerwear. In 2016, William Rast expanded distribution to several new national retailers including Macy’s, Nordstrom, Dillard’s, Belk, Bon-Ton, and Bloomingdales. Previoulsy, the William Rast brand had primarily been offered through, Lord & Taylor and specialty retailers in the United States and The Hudson's Bay Company in Canada.

Heelys

We acquired the Heelys brand in January 2013.  Founded in 1999, the Heelys brand has been a breakout success in the world of action sports among children and teens with its innovative, patented dual-purpose wheeled footwear, featuring a stealth removable wheel in the heel.  Heelys continues to grow into the ultimate kids’ active lifestyle brand.  The primary licensee for the Heelys brand is BBC International LLC for wheeled and non-wheeled footwear and related accessories. The Heelys brand is offered through department stores, sporting goods retailers, related e-commerce sites, as well as Heelys’ own e-commerce site in the United States and over 75 additional countries.  In 2016, the Heelys brand saw increased distribution through specialty retailers in the United States, including Journeys and core footwear ecommerce retailers such as Zappos.com, as well as continued growth in key international markets, including Europe.

Revo

We acquired the Revo brand in August 2013.  Revo is a performance eyewear brand designed for the active consumer and has been the leader in polarized lens technology since it was founded in 1985.  Revo sunglasses were first created by utilizing lens technology developed by NASA as solar protection for satellites.  The Revo brand has continued to build on its tradition of technology and innovation by offering the clearest and most advanced high-contrast polarized sunglasses available. The Revo brand is licensed on a worldwide basis to B. Robinson Optical, Inc. for sunglasses and related categories and is distributed through retail locations.

Caribbean Joe

We acquired the Caribbean Joe brand in March 2013 as part of the Brand Matter Acquisition. Founded in 1999, the Caribbean Joe brand is a casual, island inspired, lifestyle brand. Originally rooted in apparel, Caribbean Joe’s product offerings have expanded to include luggage, home textiles, swimwear and accessories. Licensees for the Caribbean Joe brand include the Moret Group for women’s apparel and Mainstream for women’s sportswear. The Caribbean Joe brand is distributed in the United States through mid-tier department stores, specialty stores, e-commerce sites, clubs and off-price retailers as well as internationally through specialty retailers and distributors.

DVS

We acquired a 65% interest in the DVS brand in June 2012 through a joint venture with Elan Polo International, Inc. (“Elan Polo”), a global organization which designs, sources and delivers men's, women's and children's shoes to retailers around the world.  The DVS brand is a footwear brand dedicated to inspiring youth to have fun and always push forward and is best known for its great style, technical features and input of some of the best action sports athletes in the world.   Product offerings for the brand currently include footwear, backpacks, accessories and equipment.  The primary licensee for the DVS brand is Elan Polo for footwear, with distribution through specialty street skating and other specialty stores in the United States and internationally.

The Franklin Mint

We acquired The Franklin Mint brand in November 2013.  Founded in 1964, The Franklin Mint is acknowledged as the “Gold Standard” in the collectible and gift giving arena.  The Franklin Mint brand has been licensed in multiple categories, including coins, models, jewelry, games, décor, giftables, seasonal, co-branded products through license agreements.   The Franklin Mint brand is currently offered via the franklinmint.com website.  In 2016, The Franklin Mint brand debuted on the home shopping channel EVINE with a collection of commemorative coins featuring the 2016 presidential election.

Linens N Things

We acquired the Linens N Things brand in August 2014 as part of the Galaxy transaction.  Founded in 1975, Linens N Things grew to be one of North America’s largest retailers of home textiles, housewares, and decorative home accessories. Today the Linens N Things brand is distributed via its namesake direct commerce site, offering products the bedding, bath, window, furniture & décor, kitchen, and storage & organization categories.

SPRI

We acquired the SPRI brand in July 2016 as part of the GAIAM transaction.  Founded in 1983 as the Sports Performance Rehabilitative Institute, SPRI pioneered a line of rubber resistance products in the fitness & training category. Over the past 30 years, SPRI has grown to be a leading cross fit training brand, offering a full line of fitness accessories, training tools, and educational materials. The SPRI brand today focuses on distribution in both the commercial fitness (gyms, fitness clubs, and hotels) and retail fitness channels. In 2016, the SPRI brand expanded its retail presence into Target stores in the United States with the launch of the “IGNITE by SPRI” line of products.

Nevados

We acquired the Nevados brand in August 2014 as part of the Galaxy transaction.  Founded in 1990, the Nevados brand was inspired by the 17,000- foot Los Nevados National Natural Park in the Colombian Andes Mountains range. With a dedication to comfort and durability, Nevados offers hiking boots and outdoor shoes to make sure you see the great outdoors, and enjoy every step of the way. Today the brand is distributed through Amazon and Zappos, as well as select specialty stores in the United States.

FUL

We acquired the FUL brand in November 2014. Founded in 2014 in Memphis Tennessee the FUL brand’s objective is to provide comfortable, functional bags with a fashion edge using the music world as inspiration. Today the FUL brand offers a full line of bags, backpacks, and travel gear. Distribution for the brand focuses mostly within the mass market, clubs, and digital commerce channels of distribution.

Business Segment

We have a single operating and reportable segment, as described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reportable Segment” in Item 7. See Item 6 of this Annual Report on Form 10-K for measures of our net revenues, consolidated net income (loss) and total assets as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014.

Corporate Organization/Information

We were formed on June 5, 2015, for the purpose of effecting the merger of Singer Merger Sub, Inc. with and into SQBG, Inc. (previously known as Sequential Brands Group, Inc.) (SEC File No. 001-36082) (“Old Sequential”) and the merger of Madeline Merger Sub, Inc. with and into MSLO (SEC File No. 001-15395), with Old Sequential and MSLO each surviving the merger as wholly owned subsidiaries of us (the “Mergers”). Prior to the Mergers, we did not conduct any activities other than those incidental to its formation and the matters contemplated in the Agreement and Plan of Merger, dated as of June 22, 2015, as amended, by and among MSLO, Old Sequential, us, Singer Merger Sub, Inc., and Madeline Merger Sub, Inc. (the “Merger Agreement”). On December 4, 2015, pursuant to the Merger Agreement, Old Sequential and MSLO completed the strategic combination of their respective businesses and became wholly owned subsidiaries of the Company. Old Sequential was the accounting acquirer in the Mergers; therefore, the historical consolidated financial statements for Old Sequential for periods prior to the Mergers are considered to be the historical financial statements of Sequential Brands Group, Inc. and thus, our consolidated financial statements for fiscal 2015 reflect Old Sequential’s consolidated financial statements for period from January 1, 2015 through December 4, 2015 and for fiscal year 2014, and Sequential Brand Group Inc.’s thereafter.

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

Trademarks

Our trademarks and associated marks are registered or pending registration with the U.S. Patent and Trademark Office in block letter and/or logo formats, as well as in combination with a variety of ancillary marks for use with respect to a broad range of product categories, including footwear, eyewear, apparel, fragrance, handbags, backpacks, watches, home goods and various other goods and services. We intend to renew these registrations as appropriate prior to their expiration. In addition, we register our trademarks in other countries and regions around the world. We also have domestic, foreign and international intellectual property coverage for the technology and designs for several brands, for Heelys wheeled footwear and certain Gaiam yoga-related products.  We and own the rights to 74 U.S. issued patents and 49 foreign issued patents within 18 countries, along with several pending U.S. and foreign patent applications and industrial designs.  Further, in connection with the acquisition of the Martha Stewart brand, we are also the owners of domestic and international design and utility patents covering certain Martha Stewart Crafts paper punches.

We monitor on an ongoing basis unauthorized use and filings of our trademarks and patents and rely primarily upon a combination of federal, state, and local laws, as well as contractual restrictions, to protect our intellectual property rights, both domestically and internationally.

Seasonality

Our business is affected by seasonality in the businesses of many of our licensees. Historically, this has resulted in higher revenues during our third and fourth quarters, which includes the holiday retail season in the United States. We recognized 27% and 26% of our annual revenues during the third quarter of 2016 and 2015, respectively. We recognized 29% and 36% of our annual revenues during the fourth quarter of 2016 and 2015, respectively. Our seasonality may change as we continue to grow our business.

Employees

As of February 28, 2017, we had a total of 158 employees and area-specific consultants working to support our continuing operations. None of our employees are represented by a labor union. We consider our relationship with our employees to be satisfactory.

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

Risks Related to Our Acquisitions

If we are unable to identify and successfully acquire additional brands or to finance the acquisition of such brands, our rate of growth may be reduced and, even if additional trademarks are acquired, we may not realize anticipated benefits due to integration or licensing difficulties.

A key component of our growth strategy is the acquisition of additional brands. In 2016, we acquired GAIAM, and in 2015, we acquired Jessica Simpson, Joe’s Jeans, Martha Stewart, and Emeril Lagasse and are continually exploring new acquisition opportunities. However, we face extensive competition for new brand acquisitions, both from other brand management companies as well as traditional consumer brand companies, retailers and private equity groups, which could increase the price of the acquisitions and make it more difficult for us to find suitable acquisition targets. In addition, even if we successfully acquire additional brands or the rights to use additional brands, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands.

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

The failure to successfully integrate certain businesses and operations as a result of our acquisitions in the expected time frame may adversely affect our future results.

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

In connection with the Mergers, 13 putative stockholder class action lawsuits were brought by purported stockholders of MSLO challenging the MSLO board of directors’ actions in connection with the merger agreement. These lawsuits were subsequently consolidated, and on January 12, 2016, after the consummation of the Mergers, the plaintiffs filed a Verified Consolidated Amended Class Action Complaint, naming Ms. Martha Stewart, the Company, Old Sequential, Madeline Merger Sub, Inc. and Singer Merger Sub, Inc. The Verified Second Consolidated Amended Class Action Complaint alleges that (a) Ms. Stewart breached her fiduciary duties to MSLO’s stockholders and (b) the Company, Old Sequential, Madeline Merger Sub, Inc. and Singer Merger Sub, Inc. aided and abetted Ms. Stewart’s breach of her fiduciary duties. The plaintiffs seek to recover unspecified damages allegedly sustained by the plaintiffs, restitution and disgorgement by Ms. Stewart, the recovery of plaintiff’s attorney’s fees and other relief. While we believe that we have meritorious defenses to the claims made by the plaintiffs, and we are vigorously defending such claims, the results of such lawsuit cannot be predicted with certainty. Any negative outcome resulting from the class action lawsuit could result in payments of substantial monetary damages and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

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

On July 1, 2016, we and certain of our subsidiaries entered into (i) the Third Amended and Restated First Lien Credit Agreement (the “Amended BoA Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto and (ii) the Third Amended and Restated Credit Agreement (the “Amended GSO Credit Agreement”) with Wilmington Trust, National Association, as administrative agent and collateral agent (the “GSO Agent”) and the lenders party thereto (collectively, the “July 2016 Debt Facilities”). Such agreements amended, restated and replaced the debt facilities described in Note 9 below under “December 2015 Debt Facilities”. We used $258.0 million of the proceeds of the $287.5 million loans made under the Amended BoA Credit Agreement and the $415.0 million loans made under the Amended GSO Credit Agreement to fund the payment of the purchase price with respect to the acquisition of Gaiam Brand Holdco, LLC and costs and expenses incurred in connection with such acquisition and related transactions.

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

Our increased level of indebtedness could have other important consequences, which include, but are not limited to, the following:

•	a substantial portion of our cash flow from operations could be required to pay principal and interest on our debt;

•	our interest expense could increase if interest rates increase because the borrowings under the July 2016 Debt Facilities generally bear interest at floating rates;

•	our leverage could increase our vulnerability to general economic downturns and adverse competitive and industry conditions, placing us at a disadvantage compared to those of our competitors that are less leveraged;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and in the brand licensing industry;

•	our failure to comply with the financial and other restrictive covenants in the documents governing our indebtedness could result in an event of default that, if not cured or waived, results in foreclosure on substantially all of our assets; and

•	our level of debt may restrict us from raising additional financing on satisfactory terms to fund strategic acquisitions, investments, joint ventures and other general corporate requirements.

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

To finance our acquisitions, we entered into the July 2016 Debt Facilities which are guaranteed jointly and severally by each of our domestic subsidiaries. Our and our subsidiaries’ obligations under the July 2016 Debt Facilities and the associated guarantees are secured, in each case, by first priority liens (subject, in the case of the Amended GSO Credit Agreement, to the liens under the Amended BoA Credit Agreement on, and security interests in, substantially all of the present and after acquired assets of us and each of our subsidiaries, subject to certain customary exceptions). The July 2016 Debt Facilities contain a number of restrictive covenants, representations and warranties, including representations relating to the intellectual property owned by us and our subsidiaries and the status of our material license agreements. In addition, the July 2016 Debt Facilities include covenants and events of default, including, in the case of the Amended BoA Credit Agreement, requirements that we (i) maintain a positive net income, (ii) satisfy a maximum loan to value ratio (as calculated pursuant to the Amended BoA Credit Agreement) and (iii) satisfy a maximum consolidated first lien leverage ratio (as calculated pursuant to the Amended BoA Credit Amendment), and, in the case of the Amended GSO Credit Agreement, to satisfy (i) a maximum consolidated total leverage ratio (as calculated pursuant to the Amended GSO Credit Agreement) and (ii) a maximum consolidated first lien leverage ratio (as calculated pursuant to the Amended GSO Credit Agreement).

If our business, financial condition or results of operations are adversely affected by one or more of the risk factors described in this Annual Report on Form 10-K or elsewhere in our filings with the SEC, we may be unable to maintain compliance with these financial covenants. If we fail to comply with such covenants, our lenders under the July 2016 Debt Facilities could demand immediate payment of amounts outstanding under the July 2016 Debt Facilities. Under such circumstances, we would need to seek alternative financing sources to fund our ongoing operations and to repay amounts outstanding and satisfy our other obligations under our existing borrowing and financing arrangements. Such financing may not be available on favorable terms, or at all. Consequently, we may be restricted in how we fund ongoing operations and strategic initiatives and deploy capital and in our ability to make acquisitions. As a result, our business, financial condition and results of operations may be further adversely affected if we are unable to maintain compliance with the covenants under the July 2016 Debt Facilities.

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

We have grown dramatically in recent years, principally as a result of acquisitions. For example, our revenues were $41.8 million in 2014, $88.3 million in 2015 and $155.5 in 2016. During this period, we have acquired several brands (or rights to use those brands and trademarks) and increased our total number of licensees to over one-hundred fifty. Furthermore, we continue to evaluate and pursue appropriate acquisition opportunities to the extent we believe that such opportunities would be in the best interests of our company and our stockholders. This significant growth has placed considerable demands on our management and other resources and continued growth could place additional demands on such resources. Our ability to compete effectively and to manage future growth, if any, will depend on the sufficiency and adequacy of our current resources and infrastructure and our ability to continue to identify, attract and retain personnel to manage our brands and the businesses we may acquire. We cannot assure you that our personnel, systems, procedures and controls will be adequate to support our operations and properly oversee our brands. The failure to support our operations effectively and properly oversee our brands could cause harm to our brands and have a material adverse effect on our brands’ fair values and our business, financial condition and results of operations. In addition, we may be unable to leverage our core competencies in managing apparel brands to managing brands in new product categories or other businesses we may acquire.

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

Further, a significant portion of the products sold by our licensees are manufactured overseas. There are substantial risks associated with foreign manufacturing, including (i) changes in laws relating to quotas, and the payment of tariffs and duties, (ii) fluctuations in foreign currency exchange rates, (iii) shipping delays and (iv) international political, regulatory and economic developments. Further, our licensees may experience fluctuations in the price, availability and quality of fabrics and raw materials used by them in their manufactured apparel or purchased finished goods.  Any of these risks could increase our licensees’ operating costs. Our licensees also import finished products and assume all risk of loss and damage with respect to these goods once they are shipped by their suppliers. If these goods are destroyed or damaged during shipment, the revenues of our licensees could be reduced as a result of our licensees’ inability to deliver or their delay in delivering their products. A reduction in the revenues generated by our licensees would reduce the amount of our royalty revenues in excess of guaranteed minimum royalty payments and, in extreme circumstances, result in failures to make guaranteed minimum royalty payments to us.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees and retail partners, such that the loss of a licensee or retail partner could materially decrease our revenue and cash flows.

Our licensing revenues are concentrated with a limited number of licensees and retail partners. During the year ended December 31, 2016, one licensee represented at least 10% of net revenue, accounting for 11% of the Company’s net revenue. During the year ended December 31, 2015, two licensees represented at least 10% of net revenue, accounting for 17% and 16% of the Company’s net revenue. Our revenue and cash flows would be materially and adversely affected if any of them were to have financial difficulties affecting their ability to make payments, elected not to renew or extend any existing license agreements or arrangements with us or significantly reduced their sales of these licensed products under any of these license agreements or arrangements, and we were not able to replace the revenue generated by such licensees.

We may not be able to adequately protect our intellectual property rights, which could compromise our competitive position and decrease the value of our brands.

We own, through our wholly-owned and majority-owned subsidiaries, U.S. federal trademark registrations and foreign trademark registrations for our brands that are vital to the success and further growth of our business. In addition, we own domestic, foreign and international intellectual property registrations for the technology and designs incorporated into Martha Stewart Crafts paper punches, Heelys wheeled footwear, Gaiam yoga products and Revo eyewear. The loss of or inability to enforce our proprietary rights could materially and adversely affect our business and financial condition. For instance, if any third party independently develops similar products to those marketed and distributed by our licensees or manufactures knock-offs of such products, it may harm the reputation of our brands, decrease their value or cause a decline in our licensees’ sales and thus our revenues. Additionally, the laws of foreign countries may provide inadequate protection for intellectual property rights, making it difficult to enforce such rights in those countries.

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

We depend upon the services of our key executives, including our Chief Executive Officer, Mr. Yehuda Shmidman. If we lose the services of Mr. Shmidman or other key executives, we may not be able to fully implement our business plan and future growth strategy, which would harm our business and prospects.

Our success is largely dependent upon the expertise and knowledge of our Chief Executive Officer, Mr. Yehuda Shmidman, and other key members of the executive team, whom we rely upon to formulate our business strategies. Our key executives leadership and experience in the licensing industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering our key executives, with the exception of Ms. Martha Stewart. The loss of the services of our key executives could have a material adverse effect on our business prospects, financial condition, results of operations and cash flows.

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

The market price of our common stock has been, and may continue to be, volatile, which could reduce the demand for our common stock.

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

As of February 28, 2017, Tengram Capital Partners Gen2 Fund, L.P. (“Tengram”) beneficially owns approximately 12.2%, Carlyle Galaxy Holdings, L.P. (“Carlyle”) beneficially owns approximately 10.2% and Ms. Martha Stewart beneficially owns approximately 13.0% of our outstanding shares of common stock. Mr. William Sweedler, chairman of our board of directors, is a principal of Tengram, Mr. Rodney Cohen is a director and managing director of Carlyle, and Ms. Martha Stewart became a director in connection with the closing of the Mergers. As a result, each of Tengram, Carlyle and Ms. Martha Stewart, individually or collectively, are able to exercise substantial influence over our board of directors and matters requiring stockholder approval, including the election of directors and approval of significant corporate actions, such as mergers and other business combination transactions.

Circumstances may occur in which the interests of these stockholders could conflict with the interests of our other stockholders. The voting power of these stockholders also could discourage others from seeking to acquire control of us, which may reduce the market price of our common stock.

We may be deemed a former shell company and therefore resales of shares of our restricted common stock in reliance on Rule 144 may be subject to additional requirements and Rule 144 may be unavailable at all if we fail to comply with our reporting obligations.

From time to time we have issued shares of our common stock in transactions exempt from registration requirements, and such shares are “restricted securities” within the meaning of Rule 144.  Rule 144 generally permits the resale, subject to various terms and conditions, of restricted securities after they have been held for six months.  However, one of our predecessors was a former shell company and, as a result, securities laws also might deem us to be a former shell company.  If we are deemed a former shell company,  Rule 144 may be unavailable for resales of our restricted common stock unless we have satisfied certain reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the twelve months preceding the time of sale.  However, we cannot assure you that future reports or other materials will be filed as necessary to maintain the availability of the exemption under Rule 144.  If we are deemed a former shell company and we fail to comply with our reporting obligations under the Exchange Act, Rule 144 will be unavailable to holders of our restricted common stock, which may limit the holders’ ability to sell such restricted shares.  In addition, because of the on-going reporting requirements under Rule 144, restrictive legends on certificates for shares of our common stock cannot be removed except in connection with an actual sale that is subject to an effective registration statement under, or an applicable exemption from the registration requirements of, the Securities Act.

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

As of December 31, 2016, goodwill represented $307.7 million, or 21.4% of our total consolidated assets, and intangible assets represented $1.0 billion, or 71.8% of our total consolidated assets. Under current accounting principles generally accepted in the United States (“GAAP”), goodwill and indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. Our trademarks are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

Our use of certain tax attributes may be limited.

We have significant net operating losses (“NOLs”). A valuation allowance has been provided as of December 31, 2016 for the entire amount of our deferred income tax assets, which is mainly related to the carryforward of certain NOLs and definite-lived intangible assets. As of December 31, 2016, we have federal NOLs available to carryforward to future periods of $204.1 million which begin expiring in 2024 and we have state NOLs available to carryforward to future periods of $253.0 million which begin expiring in 2017. We have foreign tax credits available to carryforward to future periods of $1.6 million as of December 31, 2016 which begin expiring in 2017. We have experienced several changes of ownership under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) which place various limitations on the use of NOLs. The limitation on NOLs is based upon a formula provided under Section 382 of the Code that utilizes the fair market value of us and prevailing interest rates at the time of the ownership change. An “ownership change” is generally a 50% increase in ownership over a three-year period by stockholders who directly or indirectly own at least five percent of a company’s stock. The limitations on the use of the NOLs under Section 382 could affect our ability to offset future taxable income.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal offices are located at 601 West 26th Street, 9th Floor, New York, New York 10001, and our telephone number is (646) 564-2577.

We lease the following properties as of December 31, 2016:

Location	Type	Square Footage (Approximate)	Expiration Date
New York, NY	Corporate Headquarters	176,700	January 31, 2018
New York, NY	Office and Showroom	10,900	September 12, 2024
Los Angeles, CA	Office	4,724	July 31, 2020

On February 21, 2017, the Company amended the lease of its corporate headquarters which extends the lease through December 31, 2033 and effective in February 2018, lowers the rented square footage to approximately 63,000 square feet of corporate office space and 7,000 square feet of other rentable space.

We believe that the facilities we utilize are well maintained, in good operating condition and adequate to meet our current and foreseeable needs.

Item 3.	Legal Proceedings

MSLO Stockholder Complaint

In connection with the merger, the following 13 putative stockholder class action lawsuits have been filed in the Court of Chancery of the State of Delaware: (1) David Shaev Profit Sharing Plan f/b/o David Shaev v. Martha Stewart Living Omnimedia Inc. et. al., filed on June 25, 2015; (2) Malka Raul v. Martha Stewart Living Omnimedia Inc. et. al., filed on June 26, 2015; (3) Daniel Lisman v. Martha Stewart Living Omnimedia Inc. et. al., filed on June 29, 2015; (4) Matthew Sciabacucchi v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 2, 2015; (5) Harold Litwin v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 5, 2015; (6) Richard Schiffrin v. Martha Stewart, filed on July 7, 2015; (7) Cedric Terrell v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 8, 2015; (8) Dorothy Moore v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 8, 2015; (9) Paul Dranove v. Pierre De Villemejane. et. al., filed on July 8, 2015; (10) Phuc Nguyen v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 10, 2015; (11) Kenneth Steiner v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 16, 2015; (12) Karen Gordon v. Martha Stewart et. al., filed on July 27, 2015 against the MSLO Board of Directors, Sequential, Madeline Merger Sub, Singer Merger; and (13) Anne Seader v. Martha Stewart Living Omnimedia, Inc. et. al., filed on July 28, 2015. All of the 13 class action lawsuits name the Old Sequential, MSLO, the MSLO board of directors, Madeline Merger Sub, Inc., Singer Merger Sub, Inc. and the Company as defendants and allege that (a) members of the MSLO board of directors breached their fiduciary duties and (b) Old Sequential, MSLO, Madeline Merger Sub, Inc., Singer Merger Sub Inc. and the Company aided and abetted such alleged breaches of fiduciary duties by the MSLO board of directors. On August 18, 2015, the Delaware Chancery Court issued an order consolidating these actions for all purposes under the caption In re Martha Stewart Living Omnimedia, Inc., et. al. to be the operative complaint in the consolidated action. On January 12, 2016, after the consummation of the Mergers, the plaintiffs filed a Verified Consolidated Amended Class Action Complaint, naming Ms. Martha Stewart, the Company, Old Sequential, Madeline Merger Sub, Inc. and Singer Merger Sub, Inc. and alleging that (a) Ms. Stewart breached her fiduciary duties to MSLO's stockholders and (b) the Company, Old Sequential, Madeline Merger Sub, Inc. and Singer Merger Sub, Inc. aided and abetted Ms. Stewart's breach of her fiduciary duties. On April 4, 2016, Ms. Stewart and the Sequential defendants filed respective motions to dismiss the Verified Consolidated Amended Class Action Complaint. On June 15, 2016, Lead Plaintiffs sought leave to amend the complaint and file the Verified Second Amended Class Action Complaint, which Judge Slights granted on July 14, 2016. On July 18, 2016, Lead Plaintiffs filed the Verified Second Amended Class Action Complaint against Defendants, asserting that Ms. Stewart breached her fiduciary duties and asserting that Sequential, Madeline Merger Sub, Singer Merger Sub, and Holdings aided and abetted the alleged breach of fiduciary duties. On July 28, 2016, Ms. Stewart and the Sequential defendants filed respective motions to dismiss the Verified Second Amended Class Action Complaint. On October 26, 2016, Lead Plaintiffs filed their opposition to Defendants’ motions to dismiss. On November 29, 2016, Ms. Stewart and the Sequential Defendants filed reply briefs in further supports of their motions to dismiss the Verified Second Amended Class Action Complaint. Oral argument on the motions to dismiss has been scheduled for March 22, 2017. The plaintiffs seek to recover unspecified damages allegedly sustained by the plaintiffs, restitution and disgorgement by Ms. Stewart, the recovery of plaintiffs’ attorney's fees and other relief. We believe that we have meritorious defenses to the claims made by the plaintiffs, and we are vigorously defending such claims. Litigation costs in this matter may be significant. We do not expect that the ultimate resolution of this matter will have a material effect on our consolidated financial statements.

General Legal Matters

From time to time, we are involved in legal matters arising in the ordinary course of business. While we believe that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which we are, or could be, involved in litigation, will not have a material adverse effect on our business, financial condition or results of operations. Contingent liabilities arising from potential litigation are assessed by management based on the individual analysis of these proceedings and on the opinion of our lawyers and legal consultants.

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

	High	Low
Year Ended December 31, 2016
Fourth Quarter	$8.49	$4.10
Third Quarter	$8.46	$6.56
Second Quarter	$9.14	$5.40
First Quarter	$7.93	$5.37

Year Ended December 31, 2015
Fourth Quarter	$15.01	$6.54
Third Quarter	$18.59	$13.82
Second Quarter	$17.45	$10.36
First Quarter	$13.25	$8.67

On February 28, 2017, the closing sales price of our common stock as reported on NASDAQ was $3.93 per share. As of February 28, 2017, there were approximately 1,193 holders of record of our common stock.

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

Equity Compensation Plan

The table below sets forth the information regarding our equity compensation plans as of December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	461,501	$10.13	628,480

Equity compensation plans not approved by security holders (2)	469,760	$6.14	N/A

Total	931,261		628,480

(1)	Consists of options to purchase our common stock issued under our 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”) and the Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan (the "2013 Stock Incentive Plan"). The 2005 Stock Incentive Plan was replaced by the 2013 Stock Incentive Plan. No new grants were granted under the 2005 Stock Incentive Plan since August 2013, when the 2013 Stock Incentive Plan came into effect. For a description of our 2013 Stock Incentive Plan, see Note 14 to our consolidated financial statements.

(2)	Consists of warrants to purchase our common stock issued outside of the equity compensation plans in connection with certain completed financings and acquisitions.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the period covered by this Annual Report on Form 10-K that were not previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Common Stock Repurchase Programs

During the quarter ended December 31, 2016, we repurchased 26,040 shares of our common stock from employees for income tax withholdings related to the vesting of restricted stock. We do not currently have in place a repurchase program with respect to our common stock.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Period

October 1 - 31	4,584	$7.20	N/A	N/A

November 1 - 30	2,441	$5.99	N/A	N/A

December 1 - 31	19,015	$4.68	N/A	N/A

Total	26,040		-	-

(1)	During the fourth quarter of 2016, 26,040 shares were purchased from employees for tax withholding purposes related to the vesting of restricted stock and restricted stock units.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the period beginning on December 31, 2011 and ending on December 31, 2016 with the cumulative total return on the Standard & Poor's 500 Composite Index (“S&P 500”) and a Custom Peer Group, which includes Carter’s Inc., Cherokee, Inc., Columbia Sportswear Company, Perry Ellis International, Inc., Guess ? Inc., Hanesbrands, Inc., Iconix Brand Group Inc., Kate Spade & Co., PVH Corp. and Xcel Brands Inc. The comparison assumes that $100 was invested on December 31, 2011 in our common stock, S&P 500 and Custom Peer Group. The stock performance shown on the graph should not be considered indicative of future performance.

Item 6.	Selected Financial Data

The following table presents our selected historical financial data for the periods indicated. The selected historical financial data has been derived from our audited consolidated financial statements referred to under Item 8 of this Annual Report on Form 10-K. The following selected historical financial data should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 of this Annual Report on Form 10-K. The historical consolidated financial statements for Old Sequential for periods prior to the Mergers are considered to be the historical financial statements of Sequential Brands Group, Inc. and thus, our consolidated financial statements for fiscal 2015 reflect Old Sequential’s consolidated financial statements for the period from January 1, 2015 through December 4, 2015 and for fiscal years 2014, 2013 and 2012 and Sequential Brand Group Inc.’s thereafter. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Items Affecting Comparability of Period Presented” set forth in Item 7 of this Annual Report on Form 10-K. We have not declared dividends during the periods presented below.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net revenue	$155,528	$88,262	$41,837	$22,653	$5,274

Operating expenses	85,392	58,611	29,806	16,845	11,812

Income (loss) from operations	70,136	29,651	12,031	5,808	(6,538)

Income (loss) from continuing operations	6,631	2,416	(646)	(11,142)	(7,394)

Loss from discontinued operations, net of tax	-	-	-	(6,244)	(1,780)

Consolidated net income (loss)	6,631	2,416	(646)	(17,386)	(9,174)

Net (income) loss attributable to noncontrolling interest	(7,452)	(5,287)	(422)	(588)	49

Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(821)	$(2,871)	$(1,068)	$(17,974)	$(9,125)

Basic and diluted loss per share:
Continuing operations	$(0.01)	$(0.07)	$(0.04)	$(0.66)	$(3.04)
Discontinued operations	-	-	-	(0.35)	(0.74)
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$(0.01)	$(0.07)	$(0.04)	$(1.01)	$(3.78)

Basic and diluted weighted average common shares outstanding	61,912,410	41,177,523	29,964,604	17,713,140	2,413,199

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$19,133	$41,560	$22,521	$25,125	$2,624
Working capital (deficiency)	26,778	49,594	23,584	17,745	(524)
Intangible assets, net	1,030,212	872,277	303,039	115,728	4,293
Total assets	1,434,863	1,289,837	526,363	153,605	8,977
Long-term debt, including current portion	645,035	542,065	175,500	57,931	3,502
Total equity (deficit)	537,568	525,649	264,900	81,169	(48)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K, as well as the disclosures about forward-looking statements in Item 1 and the section “Risk Factors” contained in Item 1A. This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and cash flows for the fiscal year ended December 31, 2016. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

Licensing and Brand Management Business

We own a portfolio of consumer brands in the fashion, home, athletic and lifestyle categories, including Martha Stewart, Jessica Simpson, AND1, Avia and Joe’s Jeans, Heelys and GAIAM. We aim to maximize the value of our brands by promoting, marketing and licensing the brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories. Our core strategy is to enhance and monetize the global reach of our existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify our portfolio of brands.

We aim to acquire well-known consumer brands with high potential for growth and strong brand awareness. We additionally seek to diversify our portfolio by evaluating the strength of targeted brands and the expected viability and sustainability of future royalty streams. Upon the acquisition of a brand, we partner with leading wholesalers and retailers to drive incremental value and maximize brand equity. We focus on certain key initiatives in our licensing and brand management business. These initiatives include:

•	Maximizing the value of our existing brands by creating efficiencies, adding additional product categories, expanding distribution and retail presence and optimizing sales through innovative marketing that increases consumer brand awareness and loyalty;
•	Developing international expansion through additional licenses, partnerships and other arrangements with leading retailers and wholesalers outside the United States; and
•	Acquiring consumer brands (or the rights to such brands) with high consumer awareness, broad appeal and applicability to a wide range of product categories.

Our business is designed to maximize the value of our brands through license agreements with partners that are responsible for manufacturing and distributing our licensed products and, with the exception of our Martha Stewart brand, primarily responsible for the design of such licensed products. Our brands are licensed for a broad range of product categories, including apparel, footwear, eyewear, fashion accessories and home goods, as well as, with respect to our Martha Stewart brand, food, wine, pet supplies and a variety of media related assets, such as magazines, books and other print and digital content. We seek to select licensees who have demonstrated the ability to produce and sell quality products in their respective licensed categories and have the capability to meet or exceed the minimum sales thresholds and guaranteed minimum royalty payments that we generally require.

We license our brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of December 31, 2016, we had more than one-hundred fifty licensees, with wholesale licensees comprising a significant majority.

Our license agreements typically require a licensee to pay us royalties based upon net sales and, in most cases, contain guaranteed minimum royalties. Our license agreements also require licensees to support the brands by either paying or spending contractually guaranteed minimum amounts for the marketing and advertising of the respective licensed brands. As of March 7, 2017 we had contractual rights to receive an aggregate of $462.0 million in minimum royalty and marketing and advertising revenue from our licensees through the balance of the current terms of such licenses, excluding any renewals.

Items Affecting Comparability of Periods Presented

We were formed on June 5, 2015, for the purpose of effecting the merger of Singer Merger Sub, Inc. with and into SQBG, Inc. (previously known as Sequential Brands Group, Inc.) (SEC File No. 001-36082) (“Old Sequential”) and the merger of Madeline Merger Sub, Inc. with and into MSLO (SEC File No. 001-15395), with Old Sequential and MSLO each surviving the merger as wholly owned subsidiaries of us (the “Mergers”). Prior to the Mergers, we did not conduct any activities other than those incidental to its formation and the matters contemplated in the Agreement and Plan of Merger, dated as of June 22, 2015, as amended, by and among MSLO, Old Sequential, us, Singer Merger Sub, Inc., and Madeline Merger Sub, Inc. (the “Merger Agreement”). On December 4, 2015, pursuant to the Merger Agreement, Old Sequential and MSLO completed the strategic combination of their respective businesses and became wholly owned subsidiaries of the Company. Old Sequential was the accounting acquirer in the Mergers; therefore, the historical consolidated financial statements for Old Sequential for period prior to the Mergers are considered to be the historical financial statements of Sequential Brands Group, Inc. and thus, our consolidated financial statements for fiscal 2015 reflect Old Sequential’s consolidated financial statements for period from January 1, 2015 through December 4, 2015 and for fiscal year 2014, and Sequential Brands Group Inc.’s thereafter.

Recently Issued Accounting Standards

ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment”

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

ASU 2017-04 is effective prospectively for annual and interim periods beginning on or after December 15, 2019, and early adoption is permitted on testing dates after January 1, 2017. We are currently evaluating the impact the adoption of ASU 2017-04 will have on our consolidated financial statements.

ASU No. 2017-01, “FASB Clarifies the Definition of a Business”

In January 2017, the FASB issued ASU No. 2017-01, “FASB Clarifies the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business in ASC 805. The amendments in ASU 2017-01 are intended to make application of the guidance more consistent and cost-efficient.

ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted for transactions that occurred before the issuance date of effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. We do not expect the adoption of ASU 2017-01 to have a material impact on our consolidated financial statements.

ASU No. 2016-18, “Restricted Cash – a consensus of the FASB Emerging Issues Task Force”

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash – a consensus of the FASB Emerging Issues Task Force” (“ASU 2016-18”). ASU 2016-18 amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. Upon adoption of ASU 2016-18, an entity should include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents.

ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted for all entities. We do not expect the adoption of ASU 2016-18 to have a material impact on our consolidated financial statements.

ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments”

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

ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted for all entities. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. We are currently evaluating the impact the adoption of ASU 2016-15 will have on our consolidated financial statements.

ASU No. 2016-09, “Simplifying the Accounting for Share-Based Payments”

In March 2016, the FASB issued ASU No. 2016-09, “Simplifying the Accounting for Share-Based Payments” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance, which is part of the Board’s simplification initiative, also contains two practical expedients under which nonpublic entities can use a simplified method to estimate the expected term of an award and make a one-time election to switch from fair value measurement to intrinsic value measurement for liability-classified awards. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. We adopted the provisions of ASU 2016-09 during the fourth quarter of 2016. The adoption of ASU 2016-09 did not have a material impact on our consolidated financial statements.

ASU No. 2016-07, “Simplifying the Equity Method of Accounting”

In March 2016, the FASB issued ASU No. 2016-07, “Simplifying the Equity Method of Accounting” (“ASU 2016-07”). ASU 2016-07 simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. Consequently, when an investment qualifies for the equity method (as a result of an increase in the level of ownership interest or degree of influence), the cost of acquiring the additional interest in the investee would be added to the current basis of the investor’s previously held interest and the equity method would be applied subsequently from the date on which the investor obtains the ability to exercise significant influence over the investee. ASU 2016-07 further requires that unrealized holding gains or losses in accumulated other comprehensive income related to an available-for-sale security that becomes eligible for the equity method be recognized in earnings as of the date on which the investment qualifies for the equity method. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. Entities are required to apply the guidance prospectively to increases in the level of ownership interest or degree of influence occurring after the effective date of ASU 2016-07. Additional transition disclosures are not required upon adoption. The adoption of ASU 2016-07 is not expected to have a material impact our consolidated financial statements.

ASU No. 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”

In March 2016, the FASB issued ASU No. 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”). ASU 2016-05 clarifies that “a change in the counterparty to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument” or “a change in a critical term of the hedging relationship”. As long as all other hedge accounting criteria in ASC 815 are met, a hedging relationship in which the hedging derivative instrument is novated would not be discontinued or need to be redesignated. This clarification applies to both cash flow and fair value hedging relationships. ASU 2016-05 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. An entity would apply the guidance prospectively unless it elects modified retrospective transition. Early adoption is permitted, including in an interim period. The adoption of ASU 2016-05 is not expected to have a material impact on our consolidated financial statements.

ASU No. 2016-02, “Leases”

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). The core principle of ASU 2016-02 is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2018 (i.e., calendar years beginning on January 1, 2019), including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact the adoption of ASU 2016-02 will have on our consolidated financial statements.

ASU No. 2016-01, “Amending Guidance on Classification and Measurement of Financial Instruments”

In February 2016, the FASB issued ASU No. 2016-01, “Amending Guidance on Classification and Measurement of Financial Instruments” (“ASU 2016-01”). ASU 2016-01 amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although ASU 2016-01 retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 is not expected to have a material impact on our consolidated financial statements.

ASU No. 2015-16, “Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments”

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires the recognition of adjustments to provisional amounts that are identified during the measurement period, in the reporting period in which the adjustments are determined. The effects of the adjustments to provisional amounts on depreciation, amortization or other income effects should be recognized in current-period earning as if the accounting had been completed at the acquisition date. Disclosure of the portion of the adjustment recorded in current-period earnings that would have been reported in prior reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date is also required. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company adopted the provisions of ASU 2015-16 during the first quarter of 2016. The adoption of ASU 2015-16 did not have a material impact on our consolidated financial statements.

ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The standard’s core principle is that debt issuance costs related to a note are reflected in the balance sheet as a direct deduction from the face amount of that note and amortization of debt issuance costs is reported in interest expense. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those years. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The Company adopted the provisions of ASU 2015-03 on January 1, 2016. The adoption of ASU 2015-03 did not have a material impact on our consolidated financial statements.

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (‘ASU 2014-09’). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, and supersedes the current revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, will require greater use of judgment and estimates than under the current guidance. The FASB subsequently issued amendments providing additional guidance, clarification, and practical expedients as follows:

•	In August 2015, the FASB delayed the effective date of this standard by one year, such that the new revenue guidance is now effective for fiscal years beginning after December 15, 2017 (i.e., calendar years beginning on January 1, 2018), and interim periods therein.
•	In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which amends certain aspects of the guidance in ASU 2014-09 related to identifying performance obligations and applying the new revenue guidance to licensing transactions.
•	In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which addresses topics of collectability, presentation of sales tax collected from customers, non-cash consideration, contract modifications and completed contracts at transition, and transition disclosures.
•	In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” to provide further clarification on various elements of the new revenue guidance.

ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2017, and early adoption is permitted as of the original effective date, December 31, 2016. Companies have the option of using either a full retrospective approach or a modified approach to adopt in ASU 2014-09. We have performed an initial review and do not expect the adoption of ASU 2014-09 to have a material impact on our consolidated financial statements.

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

A description of significant accounting policies that require us to make estimates and assumptions in the preparation of our consolidated financial statements is as follows:

Revenue Recognition. We have entered into various license agreements that provide revenues based on guaranteed minimum royalty payments and advertising/marketing fees with additional royalty revenues based on a percentage of defined sales. Guaranteed minimum royalty payments and advertising/marketing revenue are recognized on a straight-line basis over the term of each contract year, as defined in each license agreement. Royalty payments exceeding the guaranteed minimum royalty payments are recognized as income during the period corresponding to the licensee’s sales. Payments received as consideration for the grant of a license are recorded as deferred revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement. Advanced royalty payments are recorded as deferred revenue at the time payment is received and recognized as revenue when earned. Revenue is not recognized unless collectability is reasonably assured.

If license agreements are terminated prior to the original licensing period, we recognize revenue in the amount of any contractual termination fees, unless such amounts are deemed non-recoverable.

With respect to editorial content for books, we receive advance payments from our publishers and recognize revenue when manuscripts are delivered to and accepted by the publishers. Revenue is also earned from book publishing when sales on a unit basis exceed the advanced royalty.

Television sponsorship revenues are generally recorded ratably across the period when new episodes initially air.

Goodwill and Intangible Assets. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors considered include, for example, macroeconomic and industry conditions, overall financial performance, and other relevant entity-specific events. If we bypass the qualitative assessment, or conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.

In the first step, we will compare the estimated fair value of the reporting unit with its carrying value.  We have determined that we have a single reporting unit and consider our market capitalization (calculated as total common shares outstanding multiplied by the common equity price per share, as adjusted for a control premium factor) to represent its estimated fair value.  If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed. If, however, the estimated fair value of the reporting unit is less than its carrying amount, the Company will proceed to the second step and calculate the implied fair value of the reporting unit goodwill to determine whether any impairment is required. The implied fair value of the reporting unit goodwill is calculated by allocating the estimated fair value of the reporting unit to all of the unit’s assets and liabilities as if the unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in the amount of that excess.

Intangible assets represent trademarks, customer agreements and patents related to our brands and a favorable lease. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. The carrying value of intangible assets and other finite-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that indicate that the carrying amount of the indefinite-lived intangible asset may not be recoverable. When conducting our impairment assessment, we initially perform a qualitative evaluation of whether it is more likely than not that the asset is impaired. If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, we then test the asset for recoverability. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to its future undiscounted net cash flows. If the carrying amount of such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the recoverability of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the year ended December 31, 2016, we changed our annual impairment testing date from December 31 to October 1. We believe this new date is preferable because it allows for more timely completion of the annual impairment test prior to the end of our annual financial reporting period. This change in accounting principle does not delay, accelerate or avoid an impairment charge. We have determined that it would be impracticable to objectively determine projected cash flow and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, we applied the change in annual impairment testing date prospectively beginning October 1, 2016.

Income Taxes. Current income taxes are based on the respective periods’ taxable income for federal, foreign and state income tax reporting purposes. Deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using statutory tax rates in effect for the year in which the differences are expected to reverse. In accordance with ASU No. 2015-17 “Balance Sheet Classification of Deferred Taxes”, all deferred income taxes are reported and classified as non-current. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company applies the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the year ended December 31, 2016, the Company released its $0.3 million reserve of certain unrecognized tax benefits along with $0.3 million of accrued interest and penalties through current income tax expense in accordance with ASC 740, Income Taxes (“ASC 740”). At December 31, 2015, the Company had $0.6 million of certain unrecognized tax benefits, included as a component of long-term liabilities held for disposition from discontinued operations of wholesale operations subsidiary. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2013 through December 31, 2016.

Stock-Based Compensation. We account for stock-based compensation under ASC Topic 718, Compensation - Stock Compensation, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Compensation cost for restricted stock is measured using the quoted market price of our common stock at the date the common stock is granted. For restricted stock and restricted stock units, for which restrictions lapse with the passage of time (“time-based restricted stock”), compensation cost is recognized on a straight-line basis over the period between the issue date and the date that restrictions lapse. Time-based restricted stock is included in total shares of common stock outstanding upon the lapse of applicable restrictions. For restricted stock, for which restrictions are based on performance measures (“performance stock units” or “PSU’s”), restrictions lapse when those performance measures have been deemed achieved. Compensation cost for PSUs is recognized on a straight-line basis during the period from the date on which the likelihood of the PSUs being earned is deemed probable and (x) the end of the fiscal year during which such PSUs are granted or (y) the date on which awards of such PSUs may be approved by the compensation committee of the Company’s board of directors (the “Compensation Committee”) on a discretionary basis, as applicable. PSUs are included in total shares of common stock outstanding upon the lapse of applicable restrictions. PSUs are included in total diluted shares of common stock outstanding when the performance measures have been deemed achieved but the PSUs have not yet been issued.

Compensation cost for stock options and warrants, in accordance with accounting for stock-based payment under GAAP, is calculated using the Black-Scholes valuation model based on awards ultimately expected to vest and expensed on a straight-line basis over the requisite service period of the grant.  The Company elected to early adopt the provisions of ASU 2016-09 and will reduce compensation cost for actual forfeitures as they occur. Prior to the adoption to ASU 2016-09, the Company’s estimated forfeiture rate utilized in calculating compensation cost was zero percent based on the Company’s limited historical forfeiture experience.

At each subsequent reporting period prior to the lapse of restrictions on warrants, time-based restricted stock and PSUs granted to non-employees, the Company remeasures the aggregate compensation cost of such grants using the Company’s stock price at the end of such reporting period and revises the straight-line recognition of compensation cost in line with such remeasured amount.

Contingent Consideration. We recognize the acquisition-date fair value of contingent consideration as part of the consideration transferred in exchange for the acquiree or assets of the acquiree in a business combination.  The contingent consideration is classified as either a liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  If classified as a liability, the liability is remeasured to fair value at each subsequent reporting date until the contingency is settled.  Increases in fair value are recorded as losses, while decreases are recorded as gains.  If classified as equity, contingent consideration is not remeasured and subsequent settlement is accounted for within equity.

Reportable Segment. An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker (the “CODM”) to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. Our CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of making operating decisions and assessing financial performance. Accordingly, we have determined that we have a single operating and reportable segment. In addition, we have no foreign operations or any assets in foreign locations. Nearly all of our operations consist of a single revenue stream, which is the licensing of our trademark portfolio, with an immaterial portion of revenues derived from television, book, café operations and certain commissions.

Reclassification of Prior Year Presentation and Correction of Immaterial Error

On January 1, 2016, we adopted ASU 2015-03 which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The standard’s core principle is that debt issuance costs related to a note are reflected in the balance sheet as a direct deduction from the face amount of that note and amortization of debt issuance costs is reported in interest expense.

As a result of the adoption of ASU 2015-03, we have reclassified certain December 31, 2015 balance sheet accounts for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. We reclassified $7.9 million between other assets and long-term debt, net of current portion in our consolidated balance sheet at December 31, 2015.

Additionally, we have corrected an immaterial error in our consolidated statement of cash flows for the year ended December 31, 2015. This correction is related to the payment of certain guaranteed obligations in connection with previous acquisitions and reflects an increase in cash used in operating activities of $3.1 million and a decrease in cash provided by financing activities of $3.1 million. There is no impact to the consolidated balance sheets, consolidated statements of operations or consolidated statements of changes in equity.

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years indicated and is derived from our consolidated financial statements:

	Years Ended December 31,		Change	Change
	2016	2015	(Dollars)	(Percentage)
	(in thousands, except percentages)

Net revenue	$155,528	$88,262	$67,266	76.2%
Operating expenses	85,392	58,611	26,781	45.7%
Income from operations	70,136	29,651	40,485	136.5%
Other (expense) income	(3,810)	1,133	(4,943)	-436.3%
Interest expense, net	50,538	29,725	20,813	70.0%
Income before income taxes	15,788	1,059	14,729	1390.8%
Provision for (benefit from) income taxes	9,157	(1,357)	10,514	-774.8%
Consolidated net income	6,631	2,416	4,215	-174.5%
Net income attributable to noncontrolling interest	(7,452)	(5,287)	(2,165)	40.9%
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(821)	$(2,871)	$2,050	71.4%

Net Revenue. The increase in net revenue for the year ended December 31, 2016 as compared to the year ended December 31, 2015 is primarily attributable to the acquisition of GAIAM, Inc. during the third quarter of 2016 and the acquisitions of the Martha Stewart, Jessica Simpson, Joe’s Jeans and Emeril Lagasse brands which occurred between the second and fourth quarters of 2015. Net revenue for the year ended December 31, 2016 consists primarily of licensing revenue earned from our license agreements relating to the Martha Stewart, Jessica Simpson, Avia, AND1, GAIAM, Ellen Tracy and Joe’s Jeans brands. Net revenue for the year ended December 31, 2015 consists of licensing revenue earned primarily from our license agreements related to our Jessica Simpson, AND1, Avia, Ellen Tracy and Martha Stewart brands.

Operating expenses. Operating expenses increased $26.8 million for the year ended December 31, 2016 to $85.4 million compared to $58.6 million for the year ended December 31, 2015. Excluding incremental costs incurred on a go forward basis after the Mergers of $33.6 million, operating expenses decreased $6.8 million. This decrease was primarily driven by lower acquisition related costs of $6.4 million and restructuring charges of $5.6 million, partially offset by higher compensation costs of $2.5 million and rent and office expenses of $1.8 million.

Other (expense) income. Other (expense) income during the year ended December 31, 2016 consists of the impairment of our available-for-sale securities of $4.4 million partially offset by other immaterial items. Other income during the year ended December 31, 2015 consists of a gain on the sale of the People’s Liberation brand of $0.7 million, and a purchase price adjustment of $0.4 million related to our acquisition of Galaxy Brand Holdings, Inc.

Interest expense, net. The year-over-year increase in net interest expense of $20.8 million is primarily due to an increase in interest incurred under our loan agreements. Interest expense during the year ended December 31, 2016 includes interest incurred under our loan agreements and interest rate swaps of $46.2 million, non-cash interest related to the amortization of deferred financing costs of $2.8 million and the write-off of $0.3 million of deferred financing costs as a result of an extinguishment a portion of the BoA Credit Agreement in accordance with ASC 470 – Debt in connection with the Company’s entry into the Amended BoA Credit Agreement. Additionally, we expensed non-cash interest of $1.2 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions in 2015. Interest expense during the year ended December 31, 2015 includes interest incurred under our loan agreements and interest rate swaps of $21.9 million, non-cash interest related to the amortization of deferred financing costs of $1.5 million and the write-off of $2.1 million of deferred financing costs as a result of an extinguishment of debt in accordance with ASC 470 – Debt in connection with loan agreements entered into for the acquisition of With You LLC. In addition, the Company expensed $2.7 million of deferred financing costs as a result of an extinguishment of debt with ASC 470 – Debt in connection with the Company’s entry into the 2015 Term Loans. During the year ended December 31, 2015, the Company recorded amortization of debt discount related to the Equity Issuance in the amount of $0.1 million within non-cash interest expense. Because the 2015 Term Loan Agreement with GSO was deemed an extinguishment, management determined that the remaining unamortized debt discount from the Existing Second Lien Credit Agreement was written off in accordance with ASC 470 Debt. The Company wrote off $1.4 million during the year ended December 31, 2015 within interest expense related to the debt discount. Additionally, we expensed non-cash interest of a de minimis amount related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions in 2015.

Income taxes. The provision for (benefit from) income taxes for the years ended December 31, 2016 and 2015 represents the non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes and taxes for state, local and foreign jurisdictions. The effective tax rate differs from the statutory tax rate primarily due to benefits from taxes attributable to noncontrolling interest, changes in valuation allowance, change in state tax rates and a reversal of unrecognized tax benefits. In conjunction with the acquisition of MSLO during 2015, our deferred tax rate decreased as a result of changes in our state tax rates which resulted in a benefit of $7.9 million.

Noncontrolling interest. The year-over-year increase in noncontrolling interest from continuing operations was primarily driven by our acquisition of the Jessica Simpson brand. Noncontrolling interest from continuing operations for the year ended December 31, 2016 represents net income allocations of $6.5 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson), $0.6 million to Elan Polo International, Inc., a member of DVS LLC, and $0.4 million to JALP, LLC, a member of FUL IP Holdings, LLC. Noncontrolling interest from continuing operations for the year ended December 31, 2015 represents net income allocations to With You LLC of $4.7 million and Elan Polo International, Inc. of $0.6 million.

Comparison of the Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for the periods indicated and is derived from our consolidated financial statements:

	Years Ended December 31,		Change	Change
	2015	2014	(Dollars)	(Percentage)
	(in thousands, except percentages)

Net revenue	$88,262	$41,837	$46,425	111.0%
Operating expenses	58,611	29,806	28,805	96.6%
Income from operations	29,651	12,031	17,620	146.5%
Other income	1,133	5	1,128	22560.0%
Interest expense, net	29,725	9,746	19,979	205.0%
Income before income taxes	1,059	2,290	(1,231)	-53.8%
(Benefit from) provision for income taxes	(1,357)	2,936	(4,293)	-146.2%
Consolidated net income (loss)	2,416	(646)	3,062	474.0%
Net income attributable to noncontrolling interest	(5,287)	(422)	(4,865)	1152.8%
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(2,871)	$(1,068)	$(1,803)	-168.8%

Net Revenue. The increase in net revenue for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is primarily attributable to the acquisition of the Martha Stewart, Jessica Simpson, Joe’s Jeans and Emeril Lagasse brands which occurred between the second and fourth quarters of 2015, and the Avia and AND1 brands during the third quarter of 2014. This increase was partially offset by the loss of royalty revenue from the termination of the William Rast license agreement with J.C. Penney Corporation as of June 30, 2014. Net revenue for the year ended December 31, 2015 consists of licensing revenue earned primarily from our license agreements related to our Jessica Simpson, AND1, Avia, Ellen Tracy and Martha Stewart brands. Net revenue for the year ended December 31, 2014 consists of licensing revenue earned primarily from our license agreements related to the Ellen Tracy, Avia, AND1, Revo and William Rast brands.

Operating expenses. Operating expenses increased $28.8 million for the year ended December 31, 2015 to $58.6 million compared to $29.8 million for the year ended December 31, 2014. Excluding incremental costs incurred on a go forward basis after the Mergers of $3.5 million, operating expenses increased $25.3 million. This increase was primarily driven by higher acquisition related costs of $2.5 million, restructuring charges of $8.7 million, increased stock-based compensation expense of $4.2 million, advertising costs of $2.8 million, compensation costs of $3.7 million and rent and office expenses of $0.8 million.

Other income. Other income during the year ended December 31, 2015 consists of a $0.7 million gain on the sale of the People’s Liberation brand and a $0.4 million purchase price adjustment related to our acquisition of Galaxy Brand Holdings, Inc.

Interest expense, net. The year-over-year increase in net interest expense of $20.0 million is primarily due to an increase in interest incurred under our loan agreements. Interest expense during the year ended December 31, 2015 includes interest incurred under our loan agreements and interest rate swaps of $21.9 million, non-cash interest related to the amortization of deferred financing costs of $1.5 million and the write-off of $2.1 million of deferred financing costs as a result of an extinguishment of debt in accordance with ASC 470 – Debt in connection with loan agreements entered into for the acquisition of With You LLC. In addition, the Company expensed $2.7 million of deferred financing costs as a result of an extinguishment of debt with ASC 470 – Debt in connection with the Company’s entry into the 2015 Term Loans. During the year ended December 31, 2015, the Company recorded amortization of debt discount related to the Equity Issuance in the amount of $0.1 million within non-cash interest expense. Because the 2015 Term Loan Agreement with GSO was deemed an extinguishment, management determined that the remaining unamortized debt discount from the Existing Second Lien Credit Agreement was written off in accordance with ASC 470 Debt. The Company wrote off $1.4 million during the year ended December 31, 2015 within interest expense related to the debt discount. Additionally, we expensed non-cash interest of a de minimis amount related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions in 2015. Interest expense during the year ended December 31, 2014 includes interest incurred under our loan agreements and interest rate swaps of $7.3 million, non-cash interest related to the amortization of deferred financing costs of $0.6 million and the write-off of $0.7 million of deferred financing costs as a result of an extinguishment a portion of the BoA Credit Agreement in accordance with ASC 470 – Debt when the Second Lien Loan Agreement was repaid on August 15, 2014. During the year ended December 31, 2014, accretion of the discount on the 2013 Term Loans amounted to $1.1 million which was recorded as a component of Interest expense, net in the consolidated statements of operations. The accretion of the discount for the year ended December 31, 2014 included $0.9 million, which the Company wrote off due to the Second Lien Loan Agreement being repaid on August 15, 2014.

Income taxes. The (benefit from) provision for income taxes for the years ended December 31, 2016 and 2015 represents the non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes and taxes for state, local and foreign jurisdictions. The effective tax rate differs from the statutory tax rate primarily due to benefits from taxes attributable to noncontrolling interest and changes in valuation allowance. In conjunction with the acquisition of MSLO during 2015, our deferred tax rate decreased as a result of changes in our state tax rates which resulted in a benefit of $7.9 million.

Noncontrolling interest. The year-over-year increase in noncontrolling interest from continuing operations was primarily driven by our acquisition of the Jessica Simpson brand. Noncontrolling interest from continuing operations for the year ended December 31, 2015 represents net income allocations to With You LLC of $4.7 million and Elan Polo International, Inc. of $0.6 million. Noncontrolling interest from continuing operations for the year ended December 31, 2014 represents net income allocations to Elan Polo International, Inc. of $0.4 million.

Liquidity and Capital Resources

Liquidity

As of December 31, 2016, we had cash on hand, including restricted cash, of $20.7 million and a net working capital balance (defined below) of $26.8 million. Additionally, we had outstanding debt obligations under our loan agreements of $663.0 million excluding $18.0 million of deferred financing fees. As of December 31, 2015, we had cash on hand of $41.6 million and a net working capital balance of $49.6 million. Additionally, we had outstanding debt obligations under our loan agreements of $550.0 million excluding $7.9 million of deferred financing fees. Net working capital is defined as current assets minus current liabilities, excluding restricted cash and discontinued operations. We believe that cash from continuing operations and our currently available cash (including available borrowings under our existing financing arrangements and available-for-sale securities) will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Note 9 to our consolidated financial statements for a description of certain financing transactions consummated by us. There are no material capital expenditure commitments as of December 31, 2016.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the years ended December 31, 2016, 2015 and 2014 are summarized in the following table:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)

Operating activities	$43,602	$(5,641)	$(2,154)
Investing activities	(152,888)	(341,846)	(113,259)
Financing activities	87,423	366,736	113,810
Net (decrease) increase in cash from continuing operations	$(21,863)	$19,249	$(1,603)

Operating Activities

Net cash provided by operating activities from continuing operations increased $49.2 million to $43.6 million for the year ended December 31, 2016 as compared to net cash used in operations of $(5.6) million for the year ended December 31, 2015. The $49.2 million increase was primarily attributable to the receipt of advance royalty payments, inclusive of $15.0 million in connection with our acquisition of GAIAM, Inc., increase in non-cash items of $15.2 million, changes in accounts payable and accrued expenses of $10.2 million on a year-over-year basis and an increase in net income of $4.2 million, partially offset by an increase in accounts receivable of $2.2 million.

Investing Activities

Net cash used in investing activities from continuing operations decreased $189.0 million to $152.9 million for the year ended December 31, 2016 compared to $341.9 million for the year ended December 31, 2015. This decrease is driven primarily by $181.2 million of lower overall cash used for acquisitions. Additionally, during the year ended December 31, 2015, we purchased $12.0 million of available-for-sale securities while there was no purchase during the year ended December 31, 2016. During the year ended December 31, 2016, we purchased $3.3 million of property and equipment compared to $1.5 million during the year ended December 31, 2015. Additionally, during the year ended December 31, 2016, we deposited $1.5 million of cash with a financial institution required as collateral for the Company’s cash-collateralized letter of credit facilities.

Financing Activities

Net cash provided by financing activities from continuing operations for the year ended December 31, 2016 amounted to $87.4 million compared to $366.7 million for the year ended December 31, 2015. The primary driver for the change was the receipt of $132.0 million of loan proceeds to finance the acquisition of GAIAM, Inc. offset by $13.1 million of related financing fees and expenses paid during the year ended December 31, 2016 compared to the receipt of $390.2 million of proceeds under loan agreements used to finance the acquisition of Martha Stewart Living Omnimedia, Joe’s Jeans and With You LLC offset by $9.2 million of related financing fees and expenses paid during the year ended December 31, 2015. In addition, during the year ended December 31, 2016, we made principal payments of $19.0 million under our loan agreements in accordance with contractual terms and $6.8 million of distributions to certain noncontrolling interest partners. During the year ended December 31, 2015, we made principal payments of $15.7 million under our loan agreements in accordance with contractual terms and $3.0 million of distributions to certain noncontrolling interest partners. During the year ended December 31, 2015, GSO Capital Partners LP purchased $10.0 million of the Company’s common stock.

Debt

As of December 31, 2016, we were party to a Third Amended and Restated First Lien Credit Agreement with Bank of America, N.A. as administrative and collateral agent and a Third Amended and Restated Credit Agreement with Wilmington Trust, National Association as administrative agent and collateral agent, referred to as our loan agreements. Refer to Note 9 to our consolidated financial statements for a discussion of our borrowings and the terms of these debt facilities. As of December 31, 2016 and 2015, our long-term debt, including current portion, was $663.0 million and $550.0 million, excluding $18.0 million and $7.9 million of deferred financing fees, respectively. As of December 31, 2016 and 2015, we had $9.0 million and $4.0 million, respectively, of availability under the current revolving credit facility, subject to meeting certain leverage ratios. We may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.33:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 2.50:100 and (b) with respect to any other increase, 2.40:1.00, subject to the satisfaction of certain conditions in the Amended BoA Credit Agreement. We may request one or more additional term loan facilities or the increase of term loan commitments under the GSO Credit Agreement as would not cause the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, subject to the satisfaction of certain conditions in the GSO Credit Agreement. We made $19.0 million of principal repayments under our loan agreements during the year ended December 31, 2016.

Contractual Obligations

Our material contractual obligations as of December 31, 2016 are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)

Operating leases	$13,443	$7,390	$2,367	$1,583	$2,103
Capital leases	230	230	-	-	-
Guaranteed payments in connection with acquisitions	12,002	4,300	6,500	1,202	-
Long-term debt obligations:
2016 Term Loans	582,500	28,300	56,600	124,100	373,500
2016 Revolving Loan	80,500	-	-	80,500	-
Total	$688,675	$40,220	$65,467	$207,385	$375,603

Future Capital Requirements

We believe cash on hand and cash from operations will be sufficient to meet our capital requirements for the twelve months following December 31, 2016. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity or debt securities. The extent of our future capital requirements will depend on many factors, including our results of operations and growth through the acquisition of additional brands, and we cannot be certain that we will be able to obtain additional financing in sufficient amounts or on acceptable terms in the near future, if at all.

Off-Balance Sheet Arrangements

At December 31, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our earnings may also be affected by changes in LIBOR interest rates as a result of our loan agreements. As further discussed in Note 9 to our consolidated financial statements, we have entered into interest rate caps to mitigate the effects of a change in LIBOR interest rates. An increase in LIBOR interest rates of one percent affecting the loan agreements would not have had a material effect on our results of operations during the years ended December 31, 2016, 2015 and 2014.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2016, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016 such that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, as issued in 2013. Based on our management’s assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2016, based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. The effectiveness of our internal controls over financial reporting as of December 31, 2016 has been audited by CohnReznick LLP, an independent registered public accounting firm, as stated in their report provided below.

Changes in Internal Control Over Financial Reporting

The post-acquisition integration of Martha Stewart Living Omnimedia, Inc. related activities during the year ended December 31, 2016 represents a change in our internal control over financial reporting. We have evaluated and determined that the acquisition did not have a material impact on our control over financial reporting as well as the necessary controls and procedures to be implemented. Other than as discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sequential Brands Group, Inc.

We have audited Sequential Brands Group, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sequential Brands Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sequential Brands Group, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and the related financial statement schedule of Sequential Brands Group, Inc. and our report dated March 14, 2017 expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

New York, NY

March 14, 2017

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained under the captions “Directors and Executive Officers” and “Corporate Governance” in the definitive proxy statement for the annual meeting of stockholders to be held on May 23, 2017 (the “Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2016, which information is incorporated herein by reference in response to this item.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sequential Brands Group, Inc.

We have audited the accompanying consolidated balance sheets of Sequential Brands Group, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016. Our audits of the consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. Sequential Brands Group, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sequential Brands Group, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and cash flows for each of the years in the three-year period ended December 21, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2016 the Company adopted Accounting Standards Update No. 2015-03 – “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, which changes the presentation of debt issuance costs in the consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sequential Brand Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2017, expressed an unqualified opinion.

/s/ CohnReznick LLP

New York, NY

March 14, 2017

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2016	2015
		(Note 2)
Assets
Current Assets:
Cash	$19,133	$41,560
Restricted cash	1,521	-
Accounts receivable, net	53,195	42,026
Available-for-sale securities	7,673	5,611
Prepaid expenses and other current assets	4,366	5,276
Current assets held for disposition from discontinued operations of wholesale business	-	113
Total current assets	85,888	94,586

Property and equipment, net	7,674	6,547
Intangible assets, net	1,030,212	872,277
Goodwill	307,744	314,288
Other assets	3,345	2,139
Total assets	$1,434,863	$1,289,837

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$18,915	$23,722
Current portion of long-term debt	28,300	19,000
Current portion of deferred revenue	10,374	2,157
Total current liabilities	57,589	44,879

Long-term debt, net of current portion	616,735	523,065
Long-term deferred revenue, net of current portion	13,909	-
Deferred tax liability	200,357	184,881
Other long-term liabilities	8,705	10,686
Long-term liabilities held for disposition from discontinued operations of wholesale business	-	677
Total liabilities	897,295	764,188

Commitments and Contingencies

Equity:
Preferred stock Series A, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at December 31, 2016 and 2015	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized; 62,602,041 and 60,991,127 shares issued at December 31, 2016 and 2015, respectively, and 62,504,355 and 60,480,474 shares outstanding at December 31, 2016 and 2015, respectively	624	605
Additional paid-in capital	502,564	496,179
Accumulated other comprehensive loss	(144)	(6,466)
Accumulated deficit	(39,651)	(38,830)
Treasury stock, at cost; 97,686 shares and none at December 31, 2016 and 2015, respectively	(638)	-
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	462,755	451,488
Noncontrolling interest	74,813	74,161
Total equity	537,568	525,649
Total liabilities and equity	$1,434,863	$1,289,837

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014

Net revenue	$155,528	$88,262	$41,837

Operating expenses	85,392	58,611	29,806

Income from operations	70,136	29,651	12,031

Other (expense) income, net	(3,810)	1,133	5

Interest expense, net	50,538	29,725	9,746

Income before income taxes	15,788	1,059	2,290

Provision for (benefit from) income taxes	9,157	(1,357)	2,936

Net income (loss)	6,631	2,416	(646)

Net income attributable to noncontrolling interest	(7,452)	(5,287)	(422)

Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(821)	$(2,871)	$(1,068)

Loss per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic and diluted	$(0.01)	$(0.07)	$(0.04)

Weighted-average common shares outstanding:
Basic and diluted	61,912,410	41,177,523	29,964,604

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2016	2015	2014

Net income (loss)	$6,631	$2,416	$(646)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	2,062	(6,437)	-
Reclassification adjustment related to impairment of available-for-sale securities	4,375	-	-
Unrealized loss on interest rate cap	(144)	-	-
Unrealized gain (loss) on interest rate hedging transactions	29	7	(36)
Other comprehensive income (loss)	6,322	(6,430)	(36)
Comprehensive income (loss)	12,953	(4,014)	(682)

Comprehensive income attributable to noncontrolling interest	(7,452)	(5,287)	(422)
Comprehensive income (loss) attributable to Sequential Brands Group, Inc. and Subsidiaries	$5,501	$(9,301)	$(1,104)

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid- in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Sequential Brands Group, Inc. and Subsidiaries Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	Interest	Equity
Balance at January 1, 2014	-	$-	25,057,988	$25	$114,411	$-	$(34,890)	122,229	$(690)	$78,856	$2,313	$81,169

Issuance of common stock in connection with stock option exercises	-	-	87,667	-	417	-	-	-	-	417	-	417

Issuance of common stock in connection with acquisition of Rast Sourcing and Rast Licensing	-	-	581,341	1	(3,110)	-	-	-	-	(3,109)	-	(3,109)

Issuance of common stock in connection with acquisition of Galaxy Brand Holdings, Inc.	-	-	12,374,990	12	178,918	-	-	-	-	178,930	-	178,930

Stock-based compensation	-	-	93,832	-	2,184	-	-	-	-	2,184	-	2,184

Issuance of common stock in connection with warrant exercise	-	-	1,104,762	1	2,899	-	-	-	-	2,900	-	2,900

Unrealized loss on interest rate hedging transactions	-	-	-	-	-	(36)	-	-	-	(36)	-	(36)

Repurchase of common stock	-	-	-	-	-	-	-	75,555	(953)	(953)	-	(953)

Noncontrolling interest recorded in connection with acquisition	-	-	-	-	-	-	-	-	-	-	4,411	4,411

Noncontrolling interest distribution	-	-	-	-	-	-	-	-	-	-	(366)	(366)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	422	422

Net loss attributable to common stockholders	-	-	-	-	-	-	(1,068)	-	-	(1,068)	-	(1,068)

Balance at December 31, 2014	-	-	39,300,580	39	295,719	(36)	(35,959)	197,784	(1,643)	258,120	6,780	264,900

Issuance of common stock in connection with stock option exercises	-	-	253,666	-	710	-	-	-	-	710	-	710

Issuance of common stock in connection with acquisition of With You LLC	-	-	97,087	-	1,295	-	-	-	-	1,295	-	1,295

Issuance of common stock in connection with acquisition of Martha Stewart Living Omnimedia	-	-	20,014,726	20	185,917	-	-	-	-	185,937	-	185,937

Stock-based compensation	-	-	382,986	-	6,397	-	-	-	-	6,397	-	6,397

Issuance of common stock in connection with warrant exercise	-	-	38,400	-	223	-	-	-	-	223	-	223

Issuance of common stock in connection with debt financing	-	-	740,740	1	11,495	-	-	-	-	11,496	-	11,496

Stock registration costs in connection with Martha Stewart Living Omnimedia acquisition	-	-	-	-	(1,876)	-	-	-	-	(1,876)	-	(1,876)

Unrealized gain on interest rate hedging transactions	-	-	-	-	-	7	-	-	-	7	-	7

Unrealized loss on available-for-sale securities	-	-	-	-	-	(6,437)	-	-	-	(6,437)	-	(6,437)

Repurchase of common stock	-	-	-	-	-	-	-	149,927	(1,513)	(1,513)	-	(1,513)

Retirement of treasury stock in connection with Martha Stewart Living Omnimedia acquisition	-	-	(347,711)	-	(3,156)	-	-	(347,711)	3,156	-	-	-

Common stock par value change in connection with Martha Stewart Living Omnimedia acquisition	-	-	-	545	(545)	-	-	-	-	-	-	-

Noncontrolling interest recorded in connection with acquisition	-	-	-	-	-	-	-	-	-	-	65,094	65,094

Noncontrolling interest distribution	-	-	-	-	-	-	-	-	-	-	(3,000)	(3,000)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	5,287	5,287

Net loss attributable to common stockholders	-	-	-	-	-	-	(2,871)	-	-	(2,871)	-	(2,871)

Balance at December 31, 2015	-	$-	60,480,474	$605	$496,179	$(6,466)	$(38,830)	-	$-	$451,488	$74,161	$525,649

Stock-based compensation	-	-	746,567	5	6,399	-	-	-	-	6,404	-	6,404

Issuance of Galaxy Brand Holdings, Inc. holdback shares	-	-	1,375,000	14	(14)	-	-	-	-	-	-	-

Unrealized gain on interest rate hedging transactions	-	-	-	-	-	29	-	-	-	29	-	29

Unrealized gain and reclassification adjustment on available-for-sale securities	-	-	-	-	-	6,437	-	-	-	6,437	-	6,437

Unrealized loss on interest rate cap	-	-	-	-	-	(144)	-	-	-	(144)	-	(144)

Repurchase of common stock	-	-	-	-	-	-	-	(97,686)	(638)	(638)	-	(638)

Noncontrolling interest distribution	-	-	-	-	-	-	-	-	-	-	(6,800)	(6,800)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	7,452	7,452

Net loss attributable to common stockholders	-	-	-	-	-	-	(821)	-	-	(821)	-	(821)

Balance at December 31, 2016	-	$-	62,602,041	$624	$502,564	$(144)	$(39,651)	(97,686)	$(638)	$462,755	$74,813	$537,568

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
	(Note 2)
Cash Flows From Operating Activities
Net income (loss)	$6,631	$2,416	$(646)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debts	295	201	75
Depreciation and amortization	4,765	1,893	1,107
Stock-based compensation	6,404	6,397	2,184
Impairment of available-for-sale securities	4,375	-	-
Amortization of deferred financing costs and debt discount	3,111	7,722	2,444
Gain on sale of trademark	-	(700)	-
Income from equity method investment	(9)	-	-
Loss on disposal of fixed assets	447	57	900
Deferred income taxes	9,581	(1,834)	2,468
Changes in operating assets and liabilities:
Accounts receivable	(11,464)	(9,244)	(7,062)
Prepaid expenses and other assets	2,347	2,988	(415)
Accounts payable and accrued expenses	(5,132)	(15,329)	(1,106)
Deferred revenue	22,126	46	(1,087)
Other liabilities	125	(254)	(1,016)
Cash Provided By (Used in) Operating Activities From Continuing Operations	43,602	(5,641)	(2,154)
Cash Used In Operating Activities From Discontinued Operations	(564)	(210)	(1,001)
Cash Provided By (Used in) Operating Activities	43,038	(5,851)	(3,155)

Cash Flows From Investing Activities
Cash paid for acquisitions, net of cash acquired	(146,883)	(328,044)	(111,579)
Cash paid for equity method investment	(704)	-	-
Investments in intangible assets, including registration and renewal costs	(500)	(437)	(545)
Purchases of property and equipment	(3,325)	(1,462)	(1,135)
Proceeds from sale of property and equipment	45	5	-
Purchase of available-for-sale securities	-	(12,048)	-
Changes in restricted cash	(1,521)	-	-
Proceeds from sale of trademark	-	140	-
Cash Used In Investing Activities	(152,888)	(341,846)	(113,259)

Cash Flows From Financing Activities
Proceeds from debt	132,000	390,179	180,000
Proceeds from sale of common stock	-	10,000	-
Proceeds from options exercised	-	710	417
Proceeds from warrants exercised	-	223	2,900
Stock registration costs	-	(1,876)	-
Payment of long-term debt	(19,000)	(15,679)	(63,500)
Purchase of interest rate cap	(1,248)	-	-
Guaranteed payments in connection with acquisitions	(3,750)	(3,100)	-
Payment of financing costs	(13,141)	(9,208)	(4,688)
Repurchases of common stock	(638)	(1,513)	(953)
Noncontrolling interest distributions	(6,800)	(3,000)	(366)
Cash Provided By Financing Activities	87,423	366,736	113,810

Net (Decrease) Increase In Cash	(22,427)	19,039	(2,604)
Cash — Beginning of year	41,560	22,521	25,125
Cash — End of year	$19,133	$41,560	$22,521

Supplemental Disclosures Of Cash Flow Information
Cash paid for:
Interest	$45,308	$19,288	$6,684
Taxes	$178	$1,059	$484

Non-cash Investing And Financing Activities
Accrued purchases of property and equipment at period end	$10	$-	$-
Unrealized gain (loss) on available-for-sale securities during the period	$2,062	$(6,437)	$-
Unrealized loss on interest rate cap during the period	$(144)	$-	$-
Common stock issued in connection with acquisitions	$-	$187,232	$183,975
Noncontrolling interest recorded in connection with acquisitions	$-	$65,094	$4,411
Receivable for sale of trademark	$-	$560	$-
Guaranteed contractual payments recorded on acquisitions	$-	$16,474	$-
Debt discount recorded on sale of common stock to debtholders	$-	$1,496	$-

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Overview

Sequential Brands Group, Inc. (the “Company” or “New Sequential”) owns a portfolio of consumer brands in the fashion, home, active and home categories. The Company aims to maximize the strategic value of its brands by promoting, marketing and licensing its global brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories. The Company’s core strategy is to enhance and monetize the global reach of its existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify its portfolio of brands. The Company licenses brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of December 31, 2016, the Company had more than one-hundred fifty licensees, with wholesale licensees comprising a significant majority.

The Company was formed on June 5, 2015, for the purpose of effecting the merger of Singer Merger Sub, Inc. with and into SQBG, Inc. (formerly known as Sequential Brands Group, Inc.) (“Old Sequential”) and the merger of Madeline Merger Sub, Inc. with and into Martha Stewart Living Omnimedia, Inc. (“MSLO”), with Old Sequential and MSLO each surviving the merger as wholly-owned subsidiaries of the Company (the “Mergers”). Prior to the Mergers, the Company did not conduct any activities other than those incidental to its formation and the matters contemplated in the Agreement and Plan of Merger, dated as of June 22, 2015, as amended, by and among the Company, MSLO, Old Sequential, Singer Merger Sub, Inc., and Madeline Merger Sub, Inc. (the “Merger Agreement”). On December 4, 2015, pursuant to the Merger Agreement, Old Sequential and MSLO completed the strategic combination of their respective businesses and became wholly-owned subsidiaries of the Company. Old Sequential was the accounting acquirer in the Mergers; therefore, the historical consolidated financial statements for Old Sequential for periods prior to the Mergers are considered to be the historical financial statements of the Company and thus, the Company’s consolidated financial statements reflect Old Sequential’s consolidated financial statements for the period from January 1, 2015 through December 4, 2015 and for fiscal year 2014, and the Company’s consolidated financial statements thereafter. References to “the Company” when referring to periods prior to the consummation of the Mergers on December 4, 2015 are references to Old Sequential.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As a result of the adoption of ASU 2015-03, the Company has reclassified certain December 31, 2015 balance sheet accounts for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. The Company reclassified $7.9 million between other assets and long-term debt, net of current portion in the Company’s consolidated balance sheet at December 31, 2015.

Additionally, the Company has corrected an immaterial error in its consolidated statement of cash flows for the year ended December 31, 2015. This correction is related to the payment of certain guaranteed obligations in connection with previous acquisitions and reflects an increase in cash used in operating activities of $3.1 million and a decrease in cash provided by financing activities of $3.1 million. There is no impact to the consolidated balance sheets, consolidated statements of operations or consolidated statements of changes in equity.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Discontinued Operations

The Company accounted for the closure of its wholesale operations during 2013 as discontinued operations in accordance with the guidance provided in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Accounting for Impairment or Disposal of Long-Lived Assets, and ASC 205, Presentation of Financial Statements, which requires that only a component of an entity or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as discontinued operations and assets held for sale. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the statements of operations. Assets and liabilities are also reclassified into separate line items on the related balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items.

Revenue Recognition

The Company has entered into various license agreements that provide revenues based on guaranteed minimum royalty payments and advertising/marketing fees with additional royalty revenues based on a percentage of defined sales. Guaranteed minimum royalty payments and advertising/marketing revenue are recognized on a straight-line basis over the term of each contract year, as defined in each license agreement. Royalty payments exceeding the guaranteed minimum royalty payments are recognized as income during the period corresponding to the licensee’s sales. Payments received as consideration for the grant of a license are recorded as deferred revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement. Advanced royalty payments are recorded as deferred revenue at the time payment is received and recognized as revenue when earned. Revenue is not recognized unless collectability is reasonably assured.

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

Restricted Cash

Restricted cash at December 31, 2016 consists of cash deposited with a financial institution required as collateral for the Company’s cash-collateralized letter of credit facilities.

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees and other customers and its evaluation of their creditworthiness, payment history and account aging. Accounts receivable balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $0.2 million and $0.3 million at December 31, 2016 and 2015, respectively.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

The Company’s accounts receivable, net amounted to $53.2 million and $42.0 million as of December 31, 2016 and 2015, respectively. Four licensees accounted for approximately 49% (14%, 13%, 12% and 10%) of the Company’s total consolidated accounts receivable, net balance as of December 31, 2016 and two licensees accounted for approximately 26% (15% and 11%) of the Company’s total consolidated accounts receivable, net balance as of December 31, 2015. The Company does not believe the accounts receivable balance from these licensees represents a significant collection risk based on past collection experience.

Investments

The Company has marketable securities that are classified as available-for-sale securities under ASC 320, Investments – Debt and Equity Securities. Such available-for-sale securities are reported at fair value in the consolidated balance sheets and, at the time of purchase, were reported in the consolidated statements of cash flows as an investing activity. The Company reviews its available-for-sale securities at each reporting period to determine whether a decline in fair value is other-than-temporary. Any decline in fair value that is determined to be other-than-temporary would result in an adjustment for an impairment charge in the consolidated statements of operations. The primary factors the Company considers in its determination are (i) the length of time that the fair value of the available-for-sale security is below the Company’s carrying value, (ii) the financial condition and operating performance of the available-for-sale security, (iii) the reason for decline in fair value and (iv) the Company’s intent and ability to hold the investment in available-for-sale security for a period of time sufficient to allow for a recovery in fair value. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific-identification basis. The unrealized gains and losses on the available-for-sale securities held by the Company as of December 31, 2016 and 2015 are set forth below.

			December 31, 2016
				Gross Unrealized
	Historical Cost	Cost Basis (1)	Estimated Fair Value	Gains	Losses
	(in thousands)

Available-for-sale securities	$12,048	$7,673	$7,673	$-	$-

	(1) The cost basis is historical cost less other-than-termporary impairment.

			December 31, 2015
				Gross Unrealized
	Historical Cost	Cost Basis	Estimated Fair Value	Gains	Losses
	(in thousands)

Available-for-sale securities	$12,048	$12,048	$5,611	$-	$6,437

Based on an evaluation at December 31, 2016, the Company can no longer assert that it has the intent and ability to hold its available-for-sale securities for a period of time sufficient to allow for a recovery in fair value. The Company recorded an other-than-temporary impairment of $4.4 million, during the fourth quarter of 2016, within other (expense) income in the consolidated statement of operations for the year ended December 31, 2016. The Company had concluded that the decline in fair value of its available-for-sale securities was not other-than-temporary during the year ended December 31, 2015.

Equity Method Investment

For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation, the Company uses the equity method of accounting. On July 1, 2016, the Company acquired a 49.9% noncontrolling interest in Gaiam Pty. Ltd. in connection with its acquisition of Gaiam Brand Holdco, LLC (see Note 5).  The preliminary purchase price valuation of the Company's equity method investment was $0.7 million as of December 31, 2016 and is included in other assets in the consolidated balance sheets.  The Company's share of earnings from its equity method investee, which was not material for the year ended December 31, 2016, is included in other (expense) income in the consolidated statements of operations.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

The Company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investment may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other-than-temporary.

Goodwill and Intangible Assets

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors considered include, for example, macroeconomic and industry conditions, overall financial performance, and other relevant entity-specific events. If the Company bypasses the qualitative assessment, or concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it then performs a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.

In the first step, the Company will compare the estimated fair value of the reporting unit with its carrying value.  The Company has determined that it has a single reporting unit and considers its market capitalization (calculated as total common shares outstanding multiplied by the common equity price per share, as adjusted for a control premium factor) to represent its estimated fair value.  If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed. If, however, the estimated fair value of the reporting unit is less than its carrying amount, the Company will proceed to the second step and calculate the implied fair value of the reporting unit goodwill to determine whether any impairment is required. The implied fair value of the reporting unit goodwill is calculated by allocating the estimated fair value of the reporting unit to all of the unit’s assets and liabilities as if the unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in the amount of that excess. The Company has not recorded a goodwill impairment charge for any of the fiscal years ended December 31, 2016, 2015 or 2014.

Intangible assets represent trademarks, customer agreements and patents related to the Company’s brands and a favorable lease. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. The carrying value of intangible assets and other finite-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that indicate that the carrying amount of the indefinite-lived intangible asset may not be recoverable. When conducting its impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that the asset is impaired. If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, the Company then tests the asset for recoverability. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to its future undiscounted net cash flows. If the carrying amount of such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the recoverability of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the year ended December 31, 2016, the Company changed its annual impairment testing date from December 31 to October 1. The Company believes this new date is preferable because it allows for more timely completion of the annual impairment test prior to the end of its annual financial reporting period. This change in accounting principle does not delay, accelerate or avoid an impairment charge. The Company has determined that it would be impracticable to objectively determine projected cash flow and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, the Company applied the change in annual impairment testing date prospectively beginning October 1, 2016. The Company performed its annual impairment evaluation of its indefinite-lived intangible assets and other long-lived assets as of October 1, 2016.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred. Upon retirement or other disposition of property and equipment, applicable cost and accumulated depreciation and amortization are removed from the accounts and any gains or losses are included in results of operations.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

Depreciation and amortization of property and equipment is computed using the straight-line method based on estimated useful lives of the assets as follows:

Furniture and fixtures	5 years
Computer hardware/equipment	5 to 7 years
Leasehold improvements	Term of the lease or the estimated life of the related improvements, whichever is shorter.
Computer software	5 years
Automobiles and trucks	5 years
Websites	3 years

Deferred Financing Costs

Direct costs incurred in connection with issuing debt securities or obtaining debt or other credit arrangements are recorded as deferred financing costs as a deduction of the carrying value of debt and are amortized as interest expense, using the effective interest method, over the term of the related debt. Debt discounts are amortized to interest expense over the term of the related debt.

Treasury Stock

Treasury stock is recorded at cost as a reduction of equity in the consolidated balance sheets.

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

The Company’s preferred stock does not feature any redemption rights within the holders’ control or conditional redemption features not solely within its control as of December 31, 2016 and 2015. Accordingly, all issuances of preferred stock are presented as a component of equity. The Company did not have any preferred stock outstanding as of December 31, 2016 and 2015.

Common Stock Purchase Warrants and Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other freestanding derivatives, if any, at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its outstanding common stock purchase warrants satisfied the criteria for classification as equity instruments at December 31, 2016 and 2015.

Advertising

Advertising costs related to media ads are charged to expense as of the first date the advertisements take place. Advertising costs related to campaign ads, such as production and talent, are expensed over the term of the related advertising campaign. Advertising expenses included in operating expenses approximated $9.6 million, $8.7 million and $5.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, the Company had $0.4 million of capitalized advertising costs recorded on the consolidated balance sheets.

Stock-Based Compensation

Compensation cost for restricted stock is measured using the quoted market price of the Company’s common stock at the date the common stock is granted. For restricted stock and restricted stock units, for which restrictions lapse with the passage of time (“time-based restricted stock”), compensation cost is recognized on a straight-line basis over the period between the issue date and the date that restrictions lapse. Time-based restricted stock is included in total shares of common stock outstanding upon the lapse of applicable restrictions. For restricted stock, for which restrictions are based on performance measures (“performance stock units” or “PSU’s”), restrictions lapse when those performance measures have been deemed achieved. Compensation cost for PSUs is recognized on a straight-line basis during the period from the date on which the likelihood of the PSUs being earned is deemed probable and (x) the end of the fiscal year during which such PSUs are granted or (y) the date on which awards of such PSUs may be approved by the compensation committee of the Company’s board of directors (the “Compensation Committee”) on a discretionary basis, as applicable. PSUs are included in total shares of common stock outstanding upon the lapse of applicable restrictions. PSUs are included in total diluted shares of common stock outstanding when the performance measures have been deemed achieved but the PSUs have not yet been issued.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

Compensation cost for stock options and warrants, in accordance with accounting for stock-based payment under GAAP, is calculated using the Black-Scholes valuation model based on awards ultimately expected to vest and expensed on a straight-line basis over the requisite service period of the grant.  The Company elected to early adopt the provisions of ASU 2016-09 “Simplifying the Accounting for Share-Based Payments” (“ASU 2016-09”) and will reduce compensation cost for actual forfeitures as they occur. Prior to the adoption to ASU 2016-09, the Company’s estimated forfeiture rate utilized in calculating compensation cost was zero percent based on the Company’s limited historical forfeiture experience.

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

The Company applies the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the year ended December 31, 2016, the Company released its $0.3 million reserve of certain unrecognized tax benefits along with $0.3 million of accrued interest and penalties through current income tax expense in accordance with ASC 740, Income Taxes (“ASC 740”). At December 31, 2015, the Company had $0.6 million of certain unrecognized tax benefits, included as a component of long-term liabilities held for disposition from discontinued operations of wholesale operations subsidiary. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2013 through December 31, 2016.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to Sequential Brands Group, Inc. and Subsidiaries by the weighted-average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the reporting period, including stock options, PSUs and warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive. The shares used to calculate basic and diluted EPS consist of the following:

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

	Year Ended December 31,
	2016	2015	2014

Basic weighted-average common shares outstanding	61,912,410	41,177,523	29,964,604
Acquisition hold back shares	-	-	-
Warrants	-	-	-
Stock options	-	-	-
Performance stock awards	-	-	-
Unvested restricted stock	-	-	-
Diluted weighted-average common shares outstanding	61,912,410	41,177,523	29,964,604

The computation of diluted EPS for the years ended December 31, 2016, 2015 and 2014 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2016	2015	2014

Warrants	125,535	502,831	1,421,578
Acquisition hold back shares	172,814	1,375,000	523,630
Unvested restricted stock	122,167	173,987	247,937
Performance based restricted stock	407,303	70,519	-
Stock options	7,977	87,256	156,126
Total	835,796	2,209,593	2,349,271

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash, restricted cash, accounts receivable and available-for-sale securities. Cash is held to meet working capital needs and future acquisitions. Restricted cash is pledged as collateral for a comparable amount of irrevocable standby letters of credit for certain of the Company’s leased properties. Substantially all of the Company’s cash, restricted cash and available-for-sale securities are deposited with high quality financial institutions. At times, however, such cash, restricted cash and available-for-sale securities may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts as of December 31, 2016.

Concentration of credit risk with respect to accounts receivable is minimal due to the collection history and the nature of the Company’s revenues.

Customer Concentrations

The Company recorded net revenues of $155.5 million, $88.3 million and $41.8 million during the years ended December 31, 2016, 2015 and 2014, respectively. During the year ended December 31, 2016, one licensee represented at least 10% of net revenue, accounting for 11% of the Company’s net revenue. During the year ended December 31, 2015, two licensees represented at least 10% of net revenue, accounting for 17% and 16% of the Company’s net revenue. During the year ended December 31, 2014, two licensees represented at least 10% of net revenue, accounting for 14% and 12% of the Company’s net revenue.

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

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

Noncontrolling Interest

Noncontrolling interest recorded for the year ended December 31, 2016 represents income allocations to Elan Polo International, Inc., a member of DVS Footwear International, LLC (“DVS LLC”), With You, Inc., a member of With You LLC (the partnership between the Company and Jessica Simpson) and JALP, LLC (“JALP”), a member of FUL IP Holdings, LLC (“FUL IP”). Noncontrolling interest recorded for the year ended December 31, 2015 represents income allocations to DVS LLC, With You, Inc. and JALP. Noncontrolling interest recorded for the year ended December 31, 2014 represents income allocations to DVS LLC. The following table sets forth the noncontrolling interest from continuing operations for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
With You LLC	$6,525	$4,677	$-
DVS LLC	564	610	422
FUL IP	363	-	-
Net income attributable to noncontrolling interests	$7,452	$5,287	$422

The following table sets forth the noncontrolling interest as of December 31, 2016 and 2015:

	DVS LLC	FUL IP	With You LLC	Total
	(in thousands)
Balance at January 1, 2015	$2,369	$4,411	$-	$6,780
Contributions	-	-	65,094	65,094
Net income attributable to noncontrolling interests	610	-	4,677	5,287
Distributions	(283)	-	(2,717)	(3,000)
Balance at December 31, 2015	2,696	4,411	67,054	74,161
Net income attributable to noncontrolling interests	564	363	6,525	7,452
Distributions	(609)	-	(6,191)	(6,800)
Balance at December 31, 2016	$2,651	$4,774	$67,388	$74,813

In connection with the acquisition of With You LLC on April 8, 2015, the Company recorded a noncontrolling interest of $65.1 million in the consolidated statement of changes in equity during the year ended December 31, 2015. In connection with the strategic investment in FUL IP in November 2014, the Company recorded a noncontrolling interest of $4.4 million in the consolidated statement of changes in equity during the year ended December 31, 2014.

Reportable Segment

An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker (the “CODM”) to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. The Company’s CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has determined that it has a single operating and reportable segment. In addition, the Company has no foreign operations or any assets in foreign locations. Nearly all of the Company’s operations consist of a single revenue stream, which is the licensing of its trademark portfolio, with an immaterial portion of revenues derived from television, book, café operations and certain commissions.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

Recently Issued Accounting Standards

ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment”

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

ASU 2017-04 is effective prospectively for annual and interim periods beginning on or after December 15, 2019, and early adoption is permitted on testing dates after January 1, 2017. The Company is currently evaluating the impact the adoption of ASU 2017-04 will have on the Company’s consolidated financial statements.

ASU No. 2017-01, “FASB Clarifies the Definition of a Business”

In January 2017, the FASB issued ASU No. 2017-01, “FASB Clarifies the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business in ASC 805. The amendments in ASU 2017-01 are intended to make application of the guidance more consistent and cost-efficient.

ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted for transactions that occurred before the issuance date of effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The Company does not expect the adoption of ASU 2017-01 to have a material impact on the Company’s consolidated financial statements.

ASU No. 2016-18, “Restricted Cash – a consensus of the FASB Emerging Issues Task Force”

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash – a consensus of the FASB Emerging Issues Task Force” (“ASU 2016-18”). ASU 2016-18 amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. Upon adoption of ASU 2016-18, an entity should include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents.

ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted for all entities. The Company does not expect the adoption of ASU 2016-18 to have a material impact on the Company’s consolidated financial statements.

ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments”

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

ASU No. 2016-09, “Simplifying the Accounting for Share-Based Payments”

In March 2016, the FASB issued ASU 2016-09. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance, which is part of the Board’s simplification initiative, also contains two practical expedients under which nonpublic entities can use a simplified method to estimate the expected term of an award and make a one-time election to switch from fair value measurement to intrinsic value measurement for liability-classified awards. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The Company adopted the provisions of ASU 2016-09 during the fourth quarter of 2016. The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

ASU No. 2016-07, “Simplifying the Equity Method of Accounting”

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

ASU No. 2016-02, “Leases”

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

ASU No. 2016-01, “Amending Guidance on Classification and Measurement of Financial Instruments”

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

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

ASU No. 2015-16, “Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments”

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

ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The standard’s core principle is that debt issuance costs related to a note are reflected in the balance sheet as a direct deduction from the face amount of that note and amortization of debt issuance costs is reported in interest expense. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those years. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The Company adopted the provisions of ASU 2015-03 on January 1, 2016. As a result of the adoption of ASU 2015-03, the Company has reclassified certain December 31, 2015 balance sheet accounts for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. The Company reclassified $7.9 million between other assets and long-term debt, net of current portion in the Company’s consolidated balance sheet at December 31, 2015.

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (‘ASU 2014-09’). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, and supersedes the current revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, will require greater use of judgment and estimates than under the current guidance. The FASB subsequently issued amendments providing additional guidance, clarification, and practical expedients as follows:

•	In August 2015, the FASB delayed the effective date of this standard by one year, such that the new revenue guidance is now effective for fiscal years beginning after December 15, 2017 (i.e., calendar years beginning on January 1, 2018), and interim periods therein.
•	In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which amends certain aspects of the guidance in ASU 2014-09 related to identifying performance obligations and applying the new revenue guidance to licensing transactions.
•	In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which addresses topics of collectability, presentation of sales tax collected from customers, non-cash consideration, contract modifications and completed contracts at transition, and transition disclosures.
•	In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” to provide further clarification on various elements of the new revenue guidance.

ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2017, and early adoption is permitted as of the original effective date, December 31, 2016. Companies have the option of using either a full retrospective approach or a modified approach to adopt in ASU 2014-09. The Company has performed an initial review and does not expect the adoption of ASU 2014-09 to have a material impact on the Company’s consolidated financial statements.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. ASC 820-10 applies to all other accounting pronouncements that require or permit fair value measurements.

The Company determines or calculates the fair value of financial instruments using quoted market prices in active markets when such information is available or using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments while estimating for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads and estimates of future cash flows.

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

As of December 31, 2016 and 2015, there were no assets or liabilities that are required to be measured at fair value on a recurring basis, except for the Company’s available-for-sale securities (see Note 2), interest rate cap (see Note 9), the contingent earn outs relating to the Linens ‘N Things brand (the “LNT Contingent Earn Out”) and Legacy Payments (as defined in Note 5) for Ms. Martha Stewart. The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at December 31, 2016 and 2015:

		Carrying Value		Fair Value
Financial Instrument	Level	12/31/16	12/31/15	12/31/16	12/31/15
		(in thousands)
Available-for-sale securities	1	$7,673	$5,611	$7,673	$5,611
Interest rate swap	2	$-	$29	$-	$29
Interest rate cap	2	$1,248	$-	$1,104	$-
2016 Term Loans	2	$582,500	$-	$551,324	$-
2016 Revolving Loan	2	$80,500	$-	$60,755	$-
2015 Term Loans	3	$-	$464,000	$-	$446,320
2015 Revolving Loan	3	$-	$86,000	$-	$62,880
LNT Contingent earn outs	3	$-	$-	$-	$-
Legacy Payments	3	$1,995	$-	$1,995	$-

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

The carrying amounts of the Company’s cash, restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.

The Company records its available-for-sale securities on the consolidated balance sheets at fair value using Level 1 inputs. The fair value of the Company’s available-for-sale securities is based upon quoted market prices for identical assets in active markets.

On November 30, 2016, the Company entered into interest rate cap agreements related to its 1-month London Interbank Offered Rate (“LIBOR”) rates related to the Company’s loan agreements (the “2016 Cap Agreements”) with certain financial institutions. The 2016 Cap Agreements have a $500 million notional value, strike rate of 1.50% and mature on November 23, 2018. The Company recorded its interest rate caps on the consolidated balance sheets at fair value using Level 2 inputs. The valuation technique used to determine the fair value of the 2016 Cap Agreements approximated the net present value of future cash flows, taking into account current interest rates.

The Company’s risk management objective and strategy with respect to the 2016 Cap Agreements is to reduce its exposure to variability in expected future cash outflows (forecasted interest payments) attributable to change in 1-month LIBOR rates, the designated benchmark interest rate being hedged, relating to a portion of its outstanding floating-rate debt. The 2016 Cap Agreements protect the Company from increases in hedged cash flows on its floating-rate debt attributable to changes in 1-month LIBOR rates above the strike rate. Should 1-month LIBOR rates exceed 1.50% on a rate reset date during the terms of the 2016 Cap Agreements, the financial institutions will pay the Company for an amount equivalent to the excess interest over the strike rate. To the extent the hedging relationship is perfectly effective, changes in the fair value of the hedging instrument each period will be deferred in Accumulated other comprehensive loss in the statement of changes in equity, and the upfront hedging instrument purchase price will be reclassified to Interest expense, net in the consolidated statements of operations according to its caplet values. If hedge ineffectiveness exists, Accumulated other comprehensive loss will be adjusted to a balance that reflects the lesser of either the cumulative change in the fair value of the hedging or the cumulative change in the fair value of the hypothetically “perfect” derivative. The amount of ineffectiveness, if any, recorded in earnings would be equal to the excess of the cumulative change in the fair value of the hedging instrument over the cumulative change in the fair value of the hypothetical derivative.

The components of the 2016 Cap Agreements as of December 31, 2016 are as follows:

	Notional Value	Derivative Asset	Derivative Liability
	(in thousands)

LIBOR based loans	$500,000	$-	$144

During 2015, the Company entered into an interest rate swap agreement related to term loans (the “2015 Swap Agreement”). The Company recorded its interest rate swap on the consolidated balance sheets at fair value using Level 2 inputs. The 2015 Swap Agreement ended on December 30, 2016. The valuation technique used to determine the fair value of the interest rate swap approximated the net present value of future cash flows which is the estimated amount that a bank would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates.

The objective of the swap agreement was to reduce the variability in cash flows for interest payments associated with the loan agreements, which are based on the 1-month LIBOR rates. The Company formally documented the swap agreement as a cash flow hedge of the Company’s exposure to 1-month LIBOR. Because the critical terms of the swap agreement and the hedged items coincided at inception (e.g., notional amount, interest rate reset dates, interest rate payment dates, maturity/expiration date and underlying index), the hedge was expected to completely offset changes in expected cash flows due to fluctuations in the 1-month LIBOR rate over the term of the hedge. The effectiveness of the hedge relationship was periodically assessed during the life of the hedge by comparing the current terms of the swap agreement and the loan agreements to assure they continue to coincide and through an evaluation of the continued ability of the respective counterparties to honor their obligations under the 2015 Swap Agreement. When the key terms no longer match exactly, hedge effectiveness (both prospective and retrospective) is assessed by evaluating the cumulative dollar offset for the actual hedging instrument relative to a hypothetical derivative whose terms exactly match the terms of the hedged item. Because the notional amounts of the Company’s swap agreement no longer matched the notional amounts of the loan agreements exactly, the Company assessed the ineffectiveness of the swap agreement and determined that differences were immaterial during the years ended December 31, 2016 and 2015.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

For purposes of this fair value disclosure, the Company based its fair value estimate for the 2016 Term Loans, 2016 Revolving Loan, 2015 Term Loans and 2015 Revolving Loan (each, as defined in Note 9) on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the loan agreements based on market interest rate quotes as of December 31, 2016 and 2015 for debt with similar risk characteristics and maturities.

On the date of the acquisition of Galaxy Brand Holdings, Inc., no value was assigned to the LNT Contingent Earn Out based on the remote probability that the Linens ‘N Things brand will achieve the performance measurements which expire on December 31, 2017. As of December 31, 2016 and 2015, the LNT Contingent Earn Out has no value. The Company continues to evaluate these performance measurements at each reporting period and will update their fair values when achievement of the performance measurements becomes probable.

The Company determined the acquisition date fair value of Legacy Payments due to Ms. Martha Stewart was $1.7 million and updated the MSLO purchase price during the year ended December 31, 2016 (see Note 5).  The Company recorded $0.3 million of accretion during the year ended December 31, 2016 related to the Legacy Payments and recorded the expense within interest expense, net in the consolidated statement of operations.

NOTE 4 – DISCONTINUED OPERATIONS OF WHOLESALE BUSINESS

During the year ended December 31, 2016, the Company released its $0.6 million reserve of certain unrecognized tax benefits through current income tax expense in accordance with ASC 740. In addition, the Company wrote off the remaining assets and liabilities, a net de minimis amount, within other (expense) income in the consolidated statements of operations. The Company did not record any additional costs relating to discontinued operations of its former wholesale business during the years ended December 31, 2015 and 2014. As of December 31, 2015, costs attributable to the former wholesale business mainly represented lease termination costs and professional and other fees.

A summary of the Company’s assets and liabilities from discontinued operations of its wholesale business as of December 31, 2016 and 2015 is as follows:

Assets and liabilities of discontinued wholesale operations:

	December 31,
	2016	2015
	(in thousands)

Prepaid expenses and other current assets	$-	$113
Long-term liabilities	$-	$677

NOTE 5 – ACQUISITIONS

Acquisition of Gaiam Brand Holdco, LLC

On July 1, 2016, the Company, together with its wholly-owned subsidiary, SBG-Gaiam Holdings LLC (formerly known as Stretch & Bend Holdings LLC), a Delaware limited liability company (“SBG-Gaiam” or the “Purchaser”) completed the acquisition pursuant to the terms of the Membership Interest Purchase Agreement (the “MIPA”) with GAIAM, Inc., a Colorado corporation (“Seller”) pursuant to which Purchaser agreed to acquire the branded consumer business of Seller for a total purchase price of $145.7 million in cash. As part of the transaction, SBG-Gaiam acquired Seller’s yoga, fitness and wellness product business, which include the GAIAM and SPRI brands. In tandem with the transaction, the Company signed long-term licensing agreements for the brands’ core categories, which became effective upon closing.

As part of the MIPA, the Company paid $1.9 million to Seller for severance related charges to employees of GAIAM, Inc. Also as part of the MIPA, the Company acquired a 49.9% noncontrolling interest in Gaiam Pty. Ltd, which is recorded under the equity method of accounting. The acquisition was accounted for under the acquisition method of accounting. Accordingly, the acquired assets were recorded at their estimated fair values, and operating results for the GAIAM and SPRI brands are included in the Company’s consolidated financial statements from the effective date of the acquisition, July 1, 2016.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

Total consideration paid	$147,587

Allocated to:
Goodwill	$4,705
Trademarks	142,355
Equity method investment	704
Customer agreements	23
Accrued expenses	(200)
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

Goodwill arising from the acquisition mainly consists of the synergies of an ongoing licensing and brand management business. Trademarks have been determined by management to have an indefinite useful life and, accordingly, no amortization is recorded in the Company’s consolidated statement of operations. Goodwill and trademarks are tested for impairment on an annual basis or sooner, if an event occurs or circumstances change that indicate that the carrying amount of the goodwill or trademarks may not be recoverable. The Company incurred legal and other costs related to the transaction of $3.8 million, which have been recognized in operating expenses in the consolidated statement of operations during the year ended December 31, 2016.

Total revenues and income from continuing operations since the date of the acquisition of the GAIAM and SPRI brands, included in the consolidated statements of operations for the year ended December 31, 2016, are $12.0 million and $11.1 million, respectively.

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

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

Shares of MSLO’s common stock were suspended from trading on the NYSE prior to the open of trading on December 4, 2015. Shares of Old Sequential’s common stock were suspended from trading on the Nasdaq prior to the open of trading on December 7, 2015 and shares of the Company’s common stock began trading on the Nasdaq at the open of trading on December 7, 2015 under the ticker symbol “SQBG”.

Beginning with calendar years commencing on or after January 1, 2026, the Company will pay Ms. Stewart three and one-half percent (3.5%) of Gross Licensing Revenues (as defined in Ms. Stewart’s employment agreement) for each such calendar year for the remainder of Ms. Stewart’s life (with a minimum of five (5) years of payments, to be made to Ms. Stewart’s estate if Ms. Stewart dies before December 31, 2030) (the “Legacy Payments”). The Legacy Payments shall be made regardless of the time or reason for Ms. Stewart’s termination of employment. The Company determined that the acquisition date fair value of Ms. Martha Stewart’s Legacy Payment (as defined in Note 3) was $1.7 million and updated the preliminary purchase price.

As part of the Merger Agreement, the Company paid $14.2 million to MSLO employees for outstanding stock options and restricted stock units each employee held to acquire shares of MSLO common stock.

The Company made the following updates to the purchase price and measurement period reclassifications during the year ended December 31, 2016 in connection with completing the valuation of the MSLO acquisition:

Allocated to:
Prepaid expenses and other current assets	$826
Property and equipment	1,717
Goodwill	(11,249)
Trademarks	16,398
Customer agreements	(8)
Accounts payable and accrued expenses	(40)
Legacy payments	(1,749)
Deferred tax liability	(5,895)
$-

The Mergers were accounted for under the acquisition method of accounting. Accordingly, the acquired assets were recorded at their estimated fair values, and operating results for the Martha Stewart ® brand are included in the Company’s consolidated financial statements from the effective date of the Mergers, December 4, 2015.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

The allocation of the purchase price is summarized as follows (in thousands, except share amounts):

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
$362,659

Goodwill arising from the acquisition mainly consists of the synergies of an ongoing licensing and brand management business. Trademarks have been determined by management to have an indefinite useful life and, accordingly, no amortization is recorded in the Company’s consolidated statement of operations. Goodwill and trademarks are tested for impairment on an annual basis or sooner, if an event occurs or circumstances change that indicate that the carrying amount of the goodwill or trademarks may not be recoverable. Customer agreements are amortized on a straight-line basis over their expected useful lives of four years. The Company incurred legal and other costs related to the transaction of $0.5 million and $5.8 million, which have been recognized in operating expenses in the accompanying consolidated statement of operations during the years ended December 31, 2016 and 2015, respectively.

Total revenues and loss from continuing operations from the Effective Time included in the consolidated statement of operations for the year ended December 31, 2015, are $5.4 million and $6.1 million, respectively.

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

On September 11, 2015 (the “Joe’s Jeans Closing Date”), the transactions contemplated by the Joe’s Jeans Purchase Agreement were consummated concurrently with the transactions contemplated by the asset purchase agreement, dated as of September 8, 2015 (the “GBG Asset Purchase Agreement”), by and between Joe’s Jeans and GBG USA Inc. (“GBG”). As of the Joe’s Jeans Closing Date, Joe’s Jeans retained 32 Joe’s Jeans branded retail stores and will dispose of certain stores in accordance with terms of the Joe’s Jeans Purchase Agreement and the GBG Asset Purchase Agreement.  Furthermore, on the Joe’s Jeans Closing Date, pursuant to the terms of the Joe’s Jeans Purchase Agreement and the GBG Asset Purchase Agreement, Joe’s Holdings and GBG made non-refundable deposits of $2.5 million and $1.5 million, respectively, into an escrow account to be used by Joe’s Jeans to offset net costs and expenses related to the operation and disposition of such stores. Subject to certain limitations on Joe’s Jeans’ aggregate net liability with respect to these costs and expenses and subject to the completion of certain other pending transactions by Joe’s Jeans, such costs and expenses in excess of the amounts deposited into the escrow account on the Joe’s Jeans Closing Date will be borne by Joe’s Holdings and Joe’s Jeans.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

In connection with the acquisition, the Company also incurred an obligation for (i) $0.8 million in guaranteed contractual payments and (ii) $1.7 million under a loan payoff agreement payable to the Joe’s Jeans founder, Mr. Joseph Dahan.

The Joe’s Jeans Acquisition was accounted for under the acquisition method of accounting. Accordingly, the acquired assets were recorded at their estimated fair values, and operating results for the Joe’s Jeans brand are included in the Company’s consolidated financial statements from the effective date of the acquisition, September 11, 2015.

The allocation of the purchase price is summarized as follows (in thousands):

Cash paid	$71,168
Guaranteed contractual payments	826
Total consideration paid	$71,994

Allocated to:
Goodwill	$1,060
Trademarks	70,862
Customer agreements	72
$71,994

Goodwill arising from the acquisition mainly consists of the synergies of an ongoing licensing and brand management business. The Company’s goodwill is deductible for tax purposes and will be amortized over a period of 15 years. Trademarks have been determined by management to have an indefinite useful life and, accordingly, no amortization is recorded in the Company’s consolidated statement of operations. Goodwill and trademarks are tested for impairment on an annual basis or sooner, if an event occurs or circumstances change that indicate that the carrying amount of the goodwill or trademarks may not be recoverable. Customer agreements are amortized on a straight-line basis over their expected useful lives of four years. The Company incurred legal and other costs related to the transaction of $2.0 million, which have been recognized in operating expenses in the accompanying consolidated statement of operations during the year ended December 31, 2015.

Total revenues and income from continuing operations from the Joe’s Jeans Closing Date, included in the consolidated statements of operations for the year ended December 31, 2015, are both $1.5 million.

Acquisition of Jessica Simpson

On April 8, 2015, the Company consummated transactions pursuant to the purchase agreement, dated as of April 1, 2015 (the “JS Purchase Agreement”) with With You, Inc., a California corporation (“WYI”), Corny Dog, Inc., a California corporation (together with WYI, the “WYI Sellers”), With You LLC, a Delaware limited liability company, and Jessica Simpson, in her capacity as the sole stockholder of each of the WYI Sellers. With You LLC owns all assets related to (i) the worldwide business of creating, designing, developing, manufacturing, marketing, selling and licensing all consumer related lifestyle products, including, but not limited to, all categories within the fashion, home, beauty, personal care, baby, crafts, pets, holiday, seasonal, bridal, celebrations, travel, floral and food industry segments, with certain exclusions, of the Jessica Simpson brand, (ii) the exploitation of intellectual property and related rights associated with the celebrity and personality rights, subject to certain exceptions, of Jessica Simpson and (iii) all lines of business reasonably related or ancillary thereto (including the establishment and operation of retail stores).

Pursuant to the terms of the JS Purchase Agreement, the Company purchased membership interests in With You LLC for an aggregate purchase price consisting of (a) $119.3 million in cash, (b) $2.8 million of guaranteed contractual payments and (c) $1.3 million of equity utilizing the closing stock price of $13.34 on April 8, 2015. After giving effect to the transactions contemplated by the JS Purchase Agreement, the Company owns 62.5% of the outstanding membership interests in With You LLC and WYI owns 37.5% of the outstanding membership interests in With You LLC. In connection with the JS Purchase Agreement, the Company and WYI entered into an operating agreement for With You LLC, pursuant to which the Company and WYI agreed to certain rights and obligations with respect to the governance of With You LLC.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

The acquisition was accounted for under the acquisition method of accounting. Accordingly, the acquired assets were recorded at their estimated fair values, and operating results for the Jessica Simpson brand are included in the Company’s consolidated financial statements from the effective date of the acquisition.

The allocation of the purchase price is summarized as follows (in thousands):

Cash paid	$119,250
Guaranteed contractual payments	2,822
Fair value of common stock issued (97,087 shares)	1,295
Total consideration paid by Sequential	$123,367

Allocated to:
Goodwill	$3,480
Trademarks	184,475
Customer agreements	506
Noncontrolling interest	(65,094)
$123,367

Goodwill arising from the acquisition mainly consists of the synergies of an ongoing licensing and brand management business. The Company’s goodwill is deductible for tax purposes and will be amortized over a period of 15 years. Trademarks have been determined by management to have an indefinite useful life and, accordingly, no amortization is recorded in the Company’s consolidated statement of operations. Goodwill and trademarks are tested for impairment on an annual basis or sooner, if an event occurs or circumstances change that indicate that the carrying amount of the goodwill or trademarks may not be recoverable. Customer agreements are amortized on a straight-line basis over their expected useful lives of four years. The Company incurred legal and other costs related to the transaction of $2.8 million, which have been recognized in operating expenses in the accompanying consolidated statement of operations during the year ended December 31, 2015.

Total revenues and income from continuing operations from the date of the acquisition through December 31, 2015, included in the consolidated statements of operations for the year ended December 31, 2015, are $18.2 million and $9.4 million, respectively.

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

	For the Year Ended December 31,
	2016	2015
	(in thousands, except share and per share data)

Revenues	$169,241	$112,095
Income from continuing operations	$59,983	$31,528
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(14,744)	$(30,584)

Loss per share:
Basic and diluted	$(0.24)	$(0.74)

Weighted average shares outstanding:
Basic and diluted	61,912,410	41,177,523

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

The pro forma information for the years ended December 31, 2016 and 2015 has been adjusted for the following non-recurring expenses:

	Years Ended December 31,
	2016	2015
	(in thousands)

Contractual guaranteed minimum royalties for Gaiam Brand Holdco, LLC	$23,833	$13,713
Interest expense on loan agreements and amortization of deferred financing costs	(25,615)	(3,788)
Acquisition-related costs	-	(3,799)
Net (increase) decrease to pro forma net loss	$(1,782)	$6,126

Galaxy Brand Holdings, Inc. Acquisition Hold Back Shares

On August 15, 2014, the Company completed the acquisition of Galaxy Brand Holdings, Inc. As set forth in the acquisition agreement and included in the consideration, the Company held back ten percent of the acquisition shares as an indemnity for 18 months. The indemnity period ended on February 16, 2016, at which time the Company delivered all 1,375,000 shares to the Galaxy Brand Holdings, Inc. shareholders.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31,
	2016	2015
	(in thousands)

Furniture and fixtures	$4,390	$1,492
Computer hardware/equipment	1,173	1,286
Leasehold improvements	4,803	3,777
Computer software	974	748
Websites	400	276
Automobiles and trucks	146	91
Property and equipment	11,886	7,670
Less accumulated depreciation and amortization	(4,212)	(1,123)
Property and equipment, net	$7,674	$6,547

As discussed in Note 18, in February 2016, the Company wrote-off $0.4 million of leasehold improvements due to moving its corporate headquarters. In March 2016, the Company sold computer equipment for a de minimis amount. The Company recorded a de minimis loss which is recorded in the consolidated statement of operations for the year ended December 31, 2016. In November 2015, the Company sold office equipment for a de minimis amount. The Company recorded a loss of $0.1 million which is recorded in the consolidated statement of operations for the year ended December 31, 2015. The Company did not sell any fixed assets during the year ended December 31, 2014. In September 2014, in connection with the relaunch of the William Rast business with Lord & Taylor, the Company wrote off $0.9 million of prepaid retail fixtures. This impairment of property and equipment is included in operating expenses in the consolidated statement of operations for the year ended December 31, 2014. There were no impairments of property and equipment recorded in the consolidated statement of operations for the years ended December 31, 2016 and 2015. Depreciation and amortization expense amounted to $3.5 million, $0.8 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

NOTE 7 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

December 31, 2016	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(years)	(in thousands)
Finite-lived intangible assets:
Trademarks	15	$4,981	$(1,558)	$3,423
Customer agreements	4	2,832	(1,738)	1,094
Favorable lease	2	537	(537)	-
Patents	10	665	(230)	435
		$9,015	$(4,063)	4,952
Indefinite-lived intangible assets:
Trademarks				1,025,260

Intangible assets, net				$1,030,212

December 31, 2015	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(years)	(in thousands)
Finite-lived intangible assets:
Trademarks	15	$4,905	$(1,228)	$3,677
Customer agreements	4	2,817	(1,017)	1,800
Favorable lease	2	537	(322)	215
Patents	10	665	(164)	501
		$8,924	$(2,731)	6,193
Indefinite-lived intangible assets:
Trademarks				866,084

Intangible assets, net				$872,277

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,	(in thousands)
2017	$914
2018	782
2019	591
2020	401
2021	399
Thereafter	1,865
$4,952

Amortization expense amounted to $1.3 million, $1.1 million and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

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

During the year ended December 31, 2016, the Company changed its annual impairment testing date from December 31 to October 1. The Company believes this new date is preferable because it allows for more timely completion of the annual impairment test prior to the end of its annual financial reporting period. This change in accounting principle does not delay, accelerate or avoid an impairment charge. The Company has determined that it will be impracticable to objectively determine projected cash flow and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, the Company applied the change in annual impairment testing date prospectively beginning October 1, 2016. The Company performed its annual impairment evaluation of its indefinite-lived intangible assets and other long-lived assets as of October 1, 2016. There was no impairment of intangible assets or other long-lived assets recognized during the years ended December 31, 2016, 2015 and 2014.

On February 24, 2015, the Company sold the People’s Liberation brand to a third party for (i) $0.7 million in cash and a note receivable and (ii) an earn-out of $1.0 million in cash (the “Earn-out”) in the event that total gross sales of products under the People’s Liberation brand equal or exceed $30.0 million during the 2015 calendar year (the “People’s Liberation Sale Price”). As a result of the sale, the Company recorded a gain of $0.7 million because the People’s Liberation brand had no carrying value on the Company’s consolidated balance sheet. The gain is recorded in other (expense) income in the consolidated statement of operations during the year ended December 31, 2015. The third party agreed to pay the Company one-fifth of the People’s Liberation Sale Price upon closing and one-fifth of the People’s Liberation Sale Price on the anniversary of the closing for the next four years. The Company reported the short-term portion of the receivable in prepaid expenses and other current assets and the long-term portion in other assets in the consolidated balance sheets as of December 31, 2016 and 2015. The Earn-out was not achieved during the year ended December 31, 2015, as total gross sales of products under the People’s Liberation brand did not equal or exceed $30.0 million.

NOTE 8 – GOODWILL

Goodwill is summarized as follows:

	December 31,
	2016	2015
	(in thousands)

Balance at January 1	$314,288	$169,786
Acquisition of With You LLC	-	3,480
Acquisition of the Joe's Jeans business	-	1,060
Acquisition of Martha Stewart Living Omnimedia, Inc. (see Note 5)	(11,249)	139,962
Acquisition of Gaiam, Inc. Branded Consumer Business	4,705	-
Ending balance	$307,744	$314,288

Goodwill from the acquisitions of With You LLC, Joe’s Jeans, Martha Stewart Living Omnimedia, Inc. and Gaiam, Inc. represents the excess of the purchase price over the fair value of net assets acquired under the acquisition method of accounting. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors considered include, for example, macroeconomic and industry conditions, overall financial performance and other relevant entity-specific events. If the Company bypasses the qualitative assessment, or concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it then performs a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

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

During the year ended December 31, 2016, the Company changed its annual impairment testing date from December 31 to October 1. The Company believes this new date is preferable because it allows for more timely completion of the annual impairment test prior to the end of its annual financial reporting period. This change in accounting principle does not delay, accelerate or avoid an impairment charge. The Company has determined that it will be impracticable to objectively determine projected cash flow and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, the Company applied the change in annual impairment testing date prospectively beginning October 1, 2016. The Company performed its annual impairment evaluation of its goodwill as of October 1, 2016. As of December 31, 2016 and 2015, no impairment of goodwill has been identified.

NOTE 9 – LONG-TERM DEBT

The components of long-term debt are as follows:

	December 31,
	2016	2015
	(in thousands)

Secured Term Loans	$582,500	$464,000
Revolving Credit Facility	80,500	86,000
Unamortized deferred financing costs	(17,965)	(7,935)
Total long-term debt, net of unamortized deferred financing costs	645,035	542,065
Less: current portion of long-term debt	28,300	19,000
Long-term debt	$616,735	$523,065

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

The Amended BoA Credit Agreement provides for several five-year credit facilities, consisting of (i) Tranche A Term Loans in an aggregate principal amount of $133.0 million (the “Tranche A Loans”), (ii) Tranche A-1 Term Loans in an aggregate principal amount of $44.5 million (the “Tranche A-1 Loans” and, together with the Tranche A Loans, the “BoA Term Loans”) and (iii) revolving credit commitments in the aggregate principal amount of $110.0 million (the “Revolving Credit Facility” and, the loans under the Revolving Credit Facility, the “Revolving Loans”). On the Closing Date, the total amount outstanding under the Amended BoA Credit Agreement was $258.0 million, including (i) $133.0 million of Tranche A Loans, (ii) $44.5 million of Tranche A-1 Loans and (iii) $80.5 million of borrowing under the Revolving Loans.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

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

The Company may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.33:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 2.50:100 and (b) with respect to any other increase, 2.40:1.00, subject to the satisfaction of certain conditions in the Amended BoA Credit Agreement. At December 31, 2016, the Company is in compliance with the covenants included in the Amended BoA Credit Agreement.

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

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

The Amended GSO Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the GSO Facility Loan Parties and their subsidiaries. Moreover, the Amended GSO Credit Agreement contains financial covenants that require the GSO Facility Loan Parties and their subsidiaries to satisfy (i) a maximum consolidated total leverage ratio, initially set at 7.25:1.00, decreasing over the term of the Amended GSO Credit Agreement until reaching the final maximum ratio of 6.50:1.00 for the fiscal quarter ending September 30, 2018 and thereafter and (ii) a maximum consolidated first lien leverage ratio, initially set at 2.80:1.00, decreasing over the term of the Amended GSO Credit Agreement until reaching the final maximum ratio of 2.50:1.00 for the fiscal quarter ending September 30, 2018 and thereafter. At December 31, 2016, the Company is in compliance with the covenants included in the Amended GSO Credit Agreement.

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

During the year ended December 31, 2016, the Company incurred legal and other fees associated with debt financing in connection with the acquisition of Gaiam, Inc. of $13.1 million which have been recorded as deferred financing costs and included in Long-term debt, net of current portion in the consolidated balance sheets. These legal and other fees are being amortized using the effective interest method over the term of the Amended BoA Credit Agreement and Amended GSO Credit Agreement. The Company expensed $0.3 million of deferred financing costs as a result of a partial extinguishment of the BoA Credit Agreement (as defined below) in accordance with ASC 470 – Debt in connection with the Company’s entry into the Amended BoA Credit Agreement.

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

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

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

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

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

September 2015 Debt Facilities

On September 11, 2015, the Company amended the debt arrangements described under “April 2015 Debt Facilities”. On such date as further discussed in Note 5, in connection with consummation of the transactions contemplated by the Joe’s Jeans Purchase Agreement and the GBG Asset Purchase Agreement, the Company entered into an Incremental Joinder Agreement, First Amendment to the Amended and Restated Second Lien Credit Agreement (the “Incremental Facility Amendment”), by and among the Company, the guarantors named therein, the lenders party thereto from time to time and Wilmington Trust, National Association, as administrative agent and collateral agent thereunder, to the A&R Second Lien Credit Agreement (as defined below under “April 2015 Debt Facilities”. The Incremental Facility Amendment amended certain provisions of the A&R Second Lien Credit Agreement relating to the change of control which constitutes an event of default and an investment covenant, increased the amount of incremental term loans that can be issued under the A&R Second Lien Credit Agreement to $56.0 million and provided for a borrowing of $56.0 million of such term loans which were used, together with the proceeds of a borrowing in a principal amount of $18.0 million under the Company’s A&R First Lien Credit Agreement and the proceeds of the Equity Issuance (as defined below), to consummate the transactions contemplated by the Joe’s Jeans Purchase Agreement and other permitted investments. On November 4, 2015, the Company entered into a Second Amendment to the Amended and Restated Second Lien Credit Agreement (the “Second Lien Credit Agreement Amendment”), by and among the Company, the guarantors named therein, the lenders party thereto from time to time and Wilmington Trust, National Association, as administrative agent and collateral agent thereunder, to the A&R Second Lien Credit Agreement.  The Second Lien Credit Agreement Amendment had an effective date of September 30, 2015, and amended certain provisions under the A&R Second Lien Credit Agreement that relate to the consolidated total leverage ratio covenant, to permit the inclusion of not less than $8.0 million of EBITDA representing EBITDA generation by the Joe’s Jeans business and the inclusion of fees and expenses incurred on or prior to September 11, 2015, and associated with the acquisition of the Joe’s Jeans business.  The Second Lien Credit Agreement Amendment also increased the compliance level of the loan-to-value ratio to 141% from 128%. In addition, on September 11, 2015, the Company entered into a Limited Consent and Waiver to the A&R First Lien Credit Agreement, pursuant to which the administrative agent and the required lenders thereunder have consented to an increase of $5.0 million through December 31, 2015 in the general investment bucket under the A&R First Lien Credit Agreement.

On September 11, 2015, in connection with the transactions contemplated by the Joe’s Jeans Purchase Agreement and the GBG Asset Purchase Agreement, certain affiliates of GSO Capital subscribed for and purchased 740,740 shares of common stock of the Company for aggregate consideration equal to $10.0 million (the “Equity Issuance”) in accordance with the equity commitments entered into in connection with the transactions contemplated by the MSLO Merger Agreement.  The fair value of the common stock was determined to be $11.5 million using the closing stock price on September 11, 2015 of $15.52. The fair value of the common stock in excess of consideration received in the amount of $1.5 million was recorded as a discount to the A&R Second Lien Credit Agreement and a corresponding increase to additional paid-in capital. This amount was being accreted to non-cash interest expense over the contractual term of the A&R Second Lien Credit Agreement, which expires pursuant to its terms on April 8, 2021. Because the 2015 Term Loan Agreement with GSO was deemed an extinguishment, management determined that the remaining unamortized debt discount from the Existing Second Lien Credit Agreement was written off in accordance with ASC 470 Debt. The Company wrote off $1.4 million during the year ended December 31, 2015 within Interest expense, net within the consolidated statement of operations related to the debt discount.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

During the year ended December 31, 2015, the Company incurred legal and other fees associated with debt financing in connection with the Joe’s Jeans Acquisition of $1.6 million, $0.2 million of which was included in operating expenses in the consolidated statements of operations as it was related to the amendment and restatement of the A&R Loan Agreements which was deemed as a modification of debt in accordance with ASC 470 - Debt. Such legal and other fees directly associated with the A&R Loan Agreements have been recorded as deferred financing costs and included in other assets in the consolidated balance sheets, and were being amortized as non-cash interest expense, using the effective interest method, over the term of the A&R Loan Agreements.

April 2015 Debt Facilities

On April 8, 2015 (the “JS Effective Date”), the Company amended the debt arrangements discussed under “April 2014 Debt Facilities”. On such date, in connection with the JS Purchase Agreement, the Company entered into (i) the Second Amended and Restated First Lien Credit Agreement, among the Company, the guarantors party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent and collateral agent thereunder (as so amended and restated, the “A&R First Lien Credit Agreement”), which provides for a $85.0 million tranche A term loan facility, a $15.0 million tranche A-1 term loan facility, a revolving credit facility of up to $90.0 million and a swing line sub-facility of up to $10.0 million and (ii) the Amended and Restated Second Lien Credit Agreement with GSO Capital Partners LP (“GSO Capital”), among the Company, the guarantors party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent thereunder (as so amended and restated, the “A&R Second Lien Credit Agreement” and, together with the A&R First Lien Credit Agreement, the “A&R Loan Agreements”), which provides for a term loan facility of up to $159.5 million, consisting of the existing term loans in the amount of $90.0 million and up to $69.5 million of new term loans. On the JS Effective Date, the Company had an aggregate amount outstanding of $300.2 million, consisting of (i) $100.0 million term loans under the A&R First Lien Credit Agreement and $159.5 million term loans under the A&R Second Lien Credit Agreement (such term loans, the “A&R Term Loans”) and (ii) $40.7 million under the revolving credit facility of the A&R First Lien Credit Agreement (the “A&R Revolving Loan”). In addition, the A&R First Lien Credit Agreement provides for incremental borrowings of up to $60.0 million following the JS Effective Date, to be allocated 25% to the revolving credit facility and 75% to the tranche A term loan facility, and the A&R Second Lien Credit Agreement provides for incremental borrowings of up to $40.0 million for general corporate purposes of the Company and its subsidiaries, in each case, subject to certain customary conditions.

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

Term loan borrowings under the A&R First Lien Credit Agreement are subject to amortization of principal quarterly beginning on June 30, 2015 in equal amounts of $4.0 million; provided that if the borrowings have not been prepaid with the proceeds of a capital raise by the Company within one year of the JS Effective Date and as described below, then the Company will be required to repay the borrowings in quarterly amounts of $5.0 million until such time as such capital raise and such prepayment occur. Term loan borrowings under the A&R First Lien Credit Agreement will mature on the fifth anniversary of the Effective Date. Borrowings under the A&R First Lien Credit Agreement bear interest at LIBOR or a base rate, plus, in each case, an applicable margin that fluctuates from (a) 3.50% to 3.75% for LIBOR loans, with respect to revolving loan borrowings and the outstanding tranche A term loan and from 1.50% to 1.75% for base rate loans, with respect to revolving loan borrowings and the outstanding tranche A term loan and (b) 4.50% to 4.75% for LIBOR loans, with respect to the outstanding tranche A-1 term loan and from 2.50% to 2.75% for base rate loans, with respect to the outstanding tranche A-1 term loan, in each case, based on the Company’s Loan to Value Ratio (as defined in the A&R First Lien Credit Agreement). All voluntary and mandatory prepayments of the term loan borrowings will be applied first to prepay the tranche A-1 term loans.

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

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

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

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

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

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

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

During the year ended December 31, 2014, the Company incurred legal and other fees associated with the Company’s entry into the 2014 Loan Agreements of $4.7 million. During the year ended December 31, 2014, the Company expensed the portion of the legal and other fees related to the Second Lien Loan Agreement under the Legacy Term Loans in an approximate amount of $0.7 million when the Second Lien Loan Agreement was repaid on August 15, 2014.

2013 Debt Arrangements

Prior to the Company’s entry into the 2014 Loan Agreements, in connection with the acquisition of Brand Matter, LLC, on March 28, 2013, the Company entered into (i) a first lien loan agreement (the “First Lien Loan Agreement”), which provided for term loans of up to $45.0 million (the “First Lien Term Loan”) and (ii) a second lien loan agreement (the “Second Lien Loan Agreement” and, together with the First Lien Loan Agreement, the “2013 Loan Agreements”), which provided for term loans of up to $20.0 million (the “Second Lien Term Loan” and, together with the First Lien Term Loan, the “2013 Term Loans”). The proceeds from the 2013 Term Loans were used to fund the acquisition of Brand Matter, LLC, to repay existing debt, to pay fees and expenses in connection therewith, to finance capital expenditures and for general corporate purposes. The 2013 Term Loans were secured by substantially all of the assets of the Company and were further guaranteed and secured by each of the domestic subsidiaries of the Company, other than DVS LLC, SBG Revo Holdings, LLC and SBG FM, LLC, subject to certain exceptions set forth in the 2013 Loan Agreements. In connection with the Second Lien Loan Agreement, the Company issued five-year warrants to purchase up to an aggregate of 285,160 shares of the Company’s common stock at an exercise price of $4.50 per share. In December 2013, the Company obtained the written consent of each of the lenders to the 2013 Loan Agreements and, in connection therewith, SBG Revo Holdings, LLC agreed to become a Loan Party (as defined in the 2013 Loan Agreements) under each of the 2013 Loan Agreements, which transaction became effective in February 2014.

The 2013 Term Loans were drawn in full on March 28, 2013 and were scheduled to mature on March 28, 2018. The 2013 Loan Agreements were repaid in full on August 15, 2014. The Company was in compliance with its covenants throughout the existence of the 2013 Term Loans.

Interest Expense

Interest expense during the year ended December 31, 2016 includes interest incurred under our loan agreements and interest rate swaps of $46.2 million, non-cash interest related to the amortization of deferred financing costs of $2.8 million and the write-off of $0.3 million of deferred financing costs as a result of an extinguishment a portion of the BoA Credit Agreement in accordance with ASC 470 – Debt in connection with the Company’s entry into the Amended BoA Credit Agreement. Additionally, we expensed non-cash interest of $1.2 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions in 2015.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

Interest expense during the year ended December 31, 2015 includes interest incurred under our loan agreements and interest rate swaps of $21.9 million, non-cash interest related to the amortization of deferred financing costs of $1.5 million and the write-off of $2.1 million of deferred financing costs as a result of an extinguishment of debt in accordance with ASC 470 – Debt in connection with loan agreements entered into for the acquisition of With You LLC. In addition, the Company expensed $2.7 million of deferred financing costs as a result of an extinguishment of debt with ASC 470 – Debt in connection with the Company’s entry into the 2015 Term Loans. During the year ended December 31, 2015, the Company recorded amortization of debt discount related to the Equity Issuance in the amount of $0.1 million within non-cash interest expense. Because the 2015 Term Loan Agreement with GSO was deemed an extinguishment, management determined that the remaining unamortized debt discount from the Existing Second Lien Credit Agreement was written off in accordance with ASC 470 Debt. The Company wrote off $1.4 million during the year ended December 31, 2015 within interest expense related to the debt discount. Additionally, we expensed non-cash interest of a de minimis amount related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions in 2015.

Interest expense during the year ended December 31, 2014 includes interest incurred under our loan agreements and interest rate swaps of $7.3 million, non-cash interest related to the amortization of deferred financing costs of $0.6 million and the write-off of $0.7 million of deferred financing costs as a result of an extinguishment of a portion of the BoA Credit Agreement in accordance with ASC 470 – Debt when the Second Lien Loan Agreement was repaid on August 15, 2014. During the year ended December 31, 2014, accretion of the discount on the 2013 Term Loans amounted to $1.1 million which was recorded as a component of Interest expense, net in the consolidated statements of operations. The accretion of the discount for the year ended December 31, 2014 included $0.9 million, which the Company wrote off due to the Second Lien Loan Agreement being repaid on August 15, 2014.

Interest Rate Caps

On November 30, 2016, the Company entered into interest rate cap agreements related to its 1-month LIBOR rates related to the 2016 Cap Agreements with certain financial institutions. The 2016 Cap Agreements have a $500 million notional value, strike rate of 1.50% and mature on November 23, 2018. The Company recorded its interest rate caps on the consolidated balance sheets at fair value using Level 2 inputs. The valuation technique used to determine the fair value of the 2016 Cap Agreements approximated the net present value of future cash flows, taking into account current interest rates.

The Company’s risk management objective and strategy with respect to the 2016 Cap Agreements is to reduce its exposure to variability in expected future cash outflows (forecasted interest payments) attributable to change in 1-month LIBOR rates, the designated benchmark interest rate being hedged, relating to a portion of its outstanding floating-rate debt. The 2016 Cap Agreements protect the Company from increases in hedged cash flows on its floating-rate debt attributable to changes in 1-month LIBOR rates above the strike rate. Should 1-month LIBOR rates exceed 1.50% on a rate reset date during the terms of the 2016 Cap Agreements, the financial institutions will pay the Company for an amount equivalent to the excess interest over the strike rate. To the extent the hedging relationship is perfectly effective, changes in the fair value of the hedging instrument each period will be deferred in Accumulated other comprehensive loss in the statement of changes in equity, and the upfront hedging instrument purchase price will be reclassified to Interest expense, net in the consolidated statements of operations according to its caplet values. If hedge ineffectiveness exists, Accumulated other comprehensive loss will be adjusted to a balance that reflects the lesser of either the cumulative change in the fair value of the hedging or the cumulative change in the fair value of the hypothetically “perfect” derivative. The amount of ineffectiveness, if any, recorded in earnings would be equal to the excess of the cumulative change in the fair value of the hedging instrument over the cumulative change in the fair value of the hypothetical derivative.

Interest Rate Swaps

During 2015, the Company entered into an interest rate swap agreement related to term loans (the “2015 Swap Agreement”). The Company recorded its interest rate swap on the consolidated balance sheets at fair value using Level 2 inputs. The 2015 Swap Agreement ended on December 30, 2016. During 2014, the Company entered into an interest rate swap agreement related to the Second Term Loans (the “2014 Swap Agreement”). The 2014 Swap Agreement ended December 31, 2015.

The objective of the swap agreement was to reduce the variability in cash flows for interest payments associated with the loan agreements, which are based on the 1-month LIBOR rates. The Company formally documented the swap agreement as a cash flow hedge of the Company’s exposure to 1-month LIBOR. Because the critical terms of the swap agreement and the hedged items coincided at inception (e.g., notional amount, interest rate reset dates, interest rate payment dates, maturity/expiration date and underlying index), the hedge was expected to completely offset changes in expected cash flows due to fluctuations in the 1-month LIBOR rate over the term of the hedge. The effectiveness of the hedge relationship was periodically assessed during the life of the hedge by comparing the current terms of the swap agreement and the loan agreements to assure they continue to coincide and through an evaluation of the continued ability of the respective counterparties to honor their obligations under the 2015 Swap Agreement. When the key terms no longer match exactly, hedge effectiveness (both prospective and retrospective) is assessed by evaluating the cumulative dollar offset for the actual hedging instrument relative to a hypothetical derivative whose terms exactly match the terms of the hedged item. Because the notional amounts of the Company’s swap agreement no longer matched the notional amounts of the loan agreements exactly, the Company assessed the ineffectiveness of the swap agreement and determined that differences were immaterial during the years ended December 31, 2016 and 2015.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

Debt Maturities

As of December 31, 2016, the Company’s debt maturities for the next five years and thereafter on a calendar year basis are as follows:

	Total	2017	2018	2019	2020	2021	Thereafter
	(in thousands)

2016 Term Loans	$582,500	$28,300	$28,300	$28,300	$28,300	$95,800	$373,500
2016 Revolving Loan	80,500	-	-	-	-	80,500	-
Total	$663,000	$28,300	$28,300	$28,300	$28,300	$176,300	$373,500

Termination of Material Agreements

On December 4, 2015, the proceeds received from the New Secured Term Loan Agreement were used in part to repay in full the Existing Second Lien Credit Agreement, and the Existing Second Lien Credit Agreement and related intercreditor agreement were terminated.

The proceeds received from the 2014 Term Loans were used in part to repay in full the 2013 Term Loans on August 15, 2014. In connection with the repayment of the 2013 Term Loans, all security agreements, assignment agreements and guarantee agreements were terminated.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2016	2015
	(in thousands)

Accounts payable	$2,445	$2,623

Accrued Expenses
Guaranteed payments in connection with acquisitions - current	4,089	3,622
Interest	3,981	2,969
Compensation	3,576	3,096
Restructuring	-	4,855
Other accrued expenses	4,824	6,557
Total accounts payable and accrued expenses	$18,915	$23,722

NOTE 11 – LEASES

Operating Leases

The Company leases the following spaces as of December 31, 2016:

Location	Type	Square Footage (Approximate)	Expiration Date

New York, NY	Corporate Headquarters	176,700	January 31, 2018
New York, NY	Office and Showroom	10,900	September 12, 2024
Los Angeles, CA	Office	4,724	July 31, 2020

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

On February 21, 2017, the Company amended the lease of its corporate headquarters which extends the lease through December 31, 2033 and effective in February 2018, lowers the rented square footage to approximately 63,000 square feet of corporate office space and 7,000 square feet of other rentable space.

Total rent expense for the years ended December 31, 2016, 2015 and 2014 amounted to $8.1 million, $1.5 million and $0.6 million, respectively.

The Company also has an operating lease for its photocopiers. The photocopier lease expires on July 31, 2018.

Future annual minimum payments due under the leases for the next five years and thereafter are summarized as follows:

Year Ending December 31,	(in thousands)
2017	$7,390
2018	1,453
2019	914
2020	847
2021	736
Thereafter	2,103
$13,443

Future sublease income due under sublease agreements is summarized as follows:

Year Ending December 31,	(in thousands)
2017	$175
2018	350
2019	175
$700

Capital Lease

As part of the acquisition of MSLO, the Company acquired a capital lease obligation entered into by MSLO on February 1, 2015 for computer equipment. The lease provides for a $0.7 million obligation ending February 1, 2017. Future annual minimum payments due under the lease are summarized as follows:

Year Ending December 31,	(in thousands)
2017	$230

The present value of these minimum lease payments was $0.7 million. Imputed interest was immaterial. The present value of the minimum lease payments, along with associated accumulated amortization of the capital lease, was included within Property and equipment, net on the consolidated balance sheet as of December 31, 2016 and 2015. Ownership of the computer equipment transfers to the Company at the end of the lease term. Accordingly, the computer equipment under this capital lease is being amortized over five years, consistent with the Company's normal depreciation policy for owned computer assets.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

NOTE 12 – COMMITMENTS AND CONTINGENCIES

MSLO Stockholder Complaint

In connection with the merger, the following 13 putative stockholder class action lawsuits have been filed in the Court of Chancery of the State of Delaware: (1) David Shaev Profit Sharing Plan f/b/o David Shaev v. Martha Stewart Living Omnimedia Inc. et. al., filed on June 25, 2015; (2) Malka Raul v. Martha Stewart Living Omnimedia Inc. et. al., filed on June 26, 2015; (3) Daniel Lisman v. Martha Stewart Living Omnimedia Inc. et. al., filed on June 29, 2015; (4) Matthew Sciabacucchi v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 2, 2015; (5) Harold Litwin v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 5, 2015; (6) Richard Schiffrin v. Martha Stewart, filed on July 7, 2015; (7) Cedric Terrell v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 8, 2015; (8) Dorothy Moore v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 8, 2015; (9) Paul Dranove v. Pierre De Villemejane. et. al., filed on July 8, 2015; (10) Phuc Nguyen v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 10, 2015; (11) Kenneth Steiner v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 16, 2015; (12) Karen Gordon v. Martha Stewart et. al., filed on July 27, 2015 against the MSLO Board of Directors, Sequential, Madeline Merger Sub, Singer Merger; and (13) Anne Seader v. Martha Stewart Living Omnimedia, Inc. et. al., filed on July 28, 2015. All of the 13 class action lawsuits name the Old Sequential, MSLO, the MSLO board of directors, Madeline Merger Sub, Inc., Singer Merger Sub, Inc. and the Company as defendants and allege that (a) members of the MSLO board of directors breached their fiduciary duties and (b) Old Sequential, MSLO, Madeline Merger Sub, Inc., Singer Merger Sub Inc. and the Company aided and abetted such alleged breaches of fiduciary duties by the MSLO board of directors. On August 18, 2015, the Delaware Chancery Court issued an order consolidating these actions for all purposes under the caption In re Martha Stewart Living Omnimedia, Inc., et. al. to be the operative complaint in the consolidated action. On January 12, 2016, after the consummation of the Mergers, the plaintiffs filed a Verified Consolidated Amended Class Action Complaint, naming Ms. Martha Stewart, the Company, Old Sequential, Madeline Merger Sub, Inc. and Singer Merger Sub, Inc. and alleging that (a) Ms. Stewart breached her fiduciary duties to MSLO's stockholders and (b) the Company, Old Sequential, Madeline Merger Sub, Inc. and Singer Merger Sub, Inc. aided and abetted Ms. Stewart's breach of her fiduciary duties. On April 4, 2016, Ms. Stewart and the Sequential defendants filed respective motions to dismiss the Verified Consolidated Amended Class Action Complaint. On June 15, 2016, Lead Plaintiffs sought leave to amend the complaint and file the Verified Second Amended Class Action Complaint, which Judge Slights granted on July 14, 2016. On July 18, 2016, Lead Plaintiffs filed the Verified Second Amended Class Action Complaint against Defendants, asserting that Ms. Stewart breached her fiduciary duties and asserting that Sequential, Madeline Merger Sub, Singer Merger Sub, and Holdings aided and abetted the alleged breach of fiduciary duties. On July 28, 2016, Ms. Stewart and the Sequential defendants filed respective motions to dismiss the Verified Second Amended Class Action Complaint. On October 26, 2016, Lead Plaintiffs filed their opposition to Defendants’ motions to dismiss. On November 29, 2016, Ms. Stewart and the Sequential Defendants filed reply briefs in further supports of their motions to dismiss the Verified Second Amended Class Action Complaint. Oral argument on the motions to dismiss has been scheduled for March 22, 2017. The plaintiffs seek to recover unspecified damages allegedly sustained by the plaintiffs, restitution and disgorgement by Ms. Stewart, the recovery of plaintiffs’ attorney's fees and other relief. We believe that we have meritorious defenses to the claims made by the plaintiffs, and we are vigorously defending such claims. Litigation costs in this matter may be significant. The Company does not expect that the ultimate resolution of this matter will have a material effect on the consolidated financial statements.

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

Guaranteed Payments

The Company has certain guaranteed payments in connection with acquisitions. Future payments of these guaranteed payments, less imputed interest, are as follows:

Year Ending December 31,	(in thousands)
2017	$4,089
2018	3,066
2019	2,441
2020	929
Thereafter	1,995
$12,520

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

NOTE 13 – PREFERRED STOCK

As of December 31, 2016, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.01 per share, none of which were designated or issued and outstanding. The board of directors of the Company (the “BOD”) is authorized, with the limitations and restrictions set forth in the Company’s certificate of incorporation, to designate from time to time the terms of the preferred stock.

On February 3, 2012, Old Sequential designated a series of preferred stock entitled “Series A Preferred Stock”. The Certificate of Designation set forth the rights, preferences, privileges and restrictions of the Series A Preferred Stock, which included the following:

•	the authorized number of shares of Series A Preferred Stock is 19,400, having a par value $0.001 per share and a stated value of $1,000 per share (“Stated Value”);

•	holders of Series A Preferred Stock are not entitled to dividends or any liquidation preference;

•	Series A Preferred Stock may only be transferred by a holder of such stock to a transferee if such transfer also includes a transfer to the transferee of $1,000 in principal amount of Debentures for each one share of transferred Series A Preferred Stock;

•	holders of Series A Preferred Stock vote together as a single class with the holders of common stock on all matters requiring approval of the holders of common stock, except that each share of Preferred Stock is entitled to 381 votes per share (which is the number of shares of common stock a Debenture holder would receive if it converted $1,000 in principal amount of Debentures into common stock at the Conversion Price), which number of votes per share is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions relating to the Company’s common stock;

•	as long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation, (b) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of such holders, (c) increase the number of authorized shares of Series A Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing; and

•	upon conversion of the principal amount of a Debenture, in whole or in part, into shares of common stock or upon the repayment of the principal amount of a Debenture, in whole or in part, by the Company, the Company has the right to and will redeem from the Debenture holder at a price of $0.001 per share, a number of shares of Series A Preferred Stock determined by dividing (i) the outstanding principal amount of the Debenture that has been repaid or converted into common stock, as applicable by (ii) the Stated Value.

NOTE 14 – STOCK INCENTIVE PLAN, OPTIONS AND WARRANTS

Stock Options

Old Sequential

On January 5, 2006, the Company adopted the 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”), which authorized the granting of a variety of stock-based incentive awards. The 2005 Stock Incentive Plan was administered by the Company’s BOD, or a committee appointed by the BOD, which determined the recipients and terms of the awards granted. The 2005 Stock Incentive Plan provided for the issuance of both incentive stock options (“ISOs”) and non-qualified stock options (“NQOs”). ISOs could only be granted to employees and NQOs could be granted to directors, officers, employees, consultants, independent contractors and advisors. The 2005 Stock Incentive Plan provided for a total of 366,667 shares of common stock to be reserved for issuance under the 2005 Stock Incentive Plan.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

On July 24, 2013, the BOD approved and adopted the 2013 Stock Incentive Plan. The 2013 Stock Incentive Plan replaced the 2005 Stock Incentive Plan. No new grants will be granted under the 2005 Stock Incentive Plan as of July 24, 2013. Grants that were made under the 2005 Stock Incentive Plan prior to the BOD’s approval and adoption of the 2013 Stock Incentive Plan will continue to be administered in effect in accordance with their terms. The 2013 Stock Incentive Plan became effective on July 24, 2013 and, subject to the right of the BOD to amend or terminate the 2013 Stock Incentive Plan in accordance with terms and conditions thereof, will remain in effect until all shares of the Company’s common stock reserved for issuance thereunder have been delivered and any restrictions on such shares have lapsed. Notwithstanding the foregoing, no shares of the Company’s common stock may be granted under the 2013 Stock Incentive Plan on or after July 24, 2023.

New Sequential

On December 4, 2015, in connection with the Mergers, the Company filed a registration statement, whereby The Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan authorizes the issuance of not more than 2,500,000 shares of the registrant’s Common Stock.

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

Stock-based Compensation Expense

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The risk free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies and the expected life is based on the estimated average of the life of options using the simplified method as prescribed by Staff Accounting Bulletin Topic 14 Share-Based Payment. The Company utilizes the simplified method to determine the expected life of the options due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

The Company elected to early adopt the provisions of ASU 2016-09 and will reduce compensation cost for actual forfeitures as they occur. Prior to the adoption to ASU 2016-09, the Company’s estimated forfeiture rate utilized in calculating compensation cost was zero percent based on the Company’s limited historical forfeiture experience.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

The following table summarizes the Company’s stock option activity for the years ended December 31, 2016, 2015 and 2014:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(in thousands, except share and per share data)

Outstanding - January 1, 2014	423,667	$4.45	2.7	$812
Granted	38,500	10.07
Exercised	(87,667)	(4.76)
Forfeited or Canceled	(1,333)	(18.75)
Outstanding - January 1, 2015	373,167	4.91	2.0	3,166
Granted	10,000	12.93
Exercised	(253,666)	(2.80)
Forfeited or Canceled	-	-
Outstanding - January 1, 2016	129,501	9.65	3.3	148
Granted	-	-
Exercised	-	-
Forfeited or Canceled	-	-
Outstanding - December 31, 2016	129,501	$9.65	2.3	$-

Exercisable - December 31, 2016	124,501	$9.77	2.4	$-

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Options	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2014	62,000	$3.21
Granted	38,500	10.07
Vested	(60,000)	(1.08)
Forfeited or Canceled	-	-
Unvested - January 1, 2015	40,500	2.74
Granted	10,000	2.97
Vested	(29,500)	(2.85)
Forfeited or Canceled	-	-
Unvested - January 1, 2016	21,000	2.71
Granted	-	-
Vested	(16,000)	(2.94)
Forfeited or Canceled	-	-
Unvested - December 31, 2016	5,000	$1.96

The Company did not grant any stock options during the year ended December 31, 2016.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

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

The Company did not record compensation pertaining to these grants during the year ended December 31, 2016. The Company recorded less than $0.1 million during the year ended December 31, 2015 as compensation expense pertaining to these grants.

During the year ended December 31, 2014, the Company granted an aggregate of 38,500 stock options to employees for future services. These stock options are exercisable over a five-year term and vest over a period of one to three years. These stock options had a fair value of $0.1 million using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.04%
Expected dividend yield	0.00%
Expected volatility	37.32%
Expected life	3.00 – 3.5 years

The Company recorded less than $0.1 million, $0.1 million and less than $0.1 million during the years ended December 31, 2016, 2015 and 2014, respectively, as compensation expense pertaining to these grants.

Total compensation expense related to stock options for the years ended December 31, 2016, 2015 and 2014 was less than $0.1 million, $0.1 million and $0.1 million, respectively. Total unrecognized compensation expense related to unvested stock options at December 31, 2016 amounted to less than $0.1 million and is expected to be recognized over a weighted average period of 0.2 years.

Warrants

The following table summarizes the Company’s outstanding warrants:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(in thousands, except share and per share data)

Outstanding - January 1, 2014	1,744,922	$3.88	3.5	$3,323
Granted	-	-
Exercised	(1,104,762)	2.63
Forfeited or Canceled	-	-
Outstanding - January 1, 2015	640,160	6.04	3.1	4,501
Granted	200,000	13.32
Exercised	(38,400)	(5.76)
Forfeited or Canceled	-	-
Outstanding - January 1, 2016	801,760	7.87	4.1	1,377
Granted	-	-
Exercised	-	-
Forfeited or Canceled	-	-
Outstanding - December 31, 2016	801,760	$7.87	3.1	$51

Exercisable - December 31, 2016	751,760	$7.51	2.7	$51

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

A summary of the changes in the Company’s unvested warrants is as follows:

	Number of Warrants	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2014	40,000	$3.00
Granted	-	-
Vested	(25,000)	2.97
Forfeited or Canceled	-	-
Unvested - January 1, 2015	15,000	3.05
Granted	200,000	6.32
Vested	(65,000)	5.57
Forfeited or Canceled	-	-
Unvested - January 1, 2016	150,000	6.32
Granted	-	-
Vested	(100,000)	6.32
Forfeited or Canceled	-	-
Unvested - December 31, 2016	50,000	$6.32

The Company did not grant any warrants during the years ended December 31, 2016 and 2014.

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

The Company recorded $0.2 million and $0.4 million during the year ended December 31, 2016 and 2015, respectively as compensation expense pertaining to this grant. The Company marks-to-market the expense for the warrants granted to the non-employee.

Total compensation expense related to warrants for the years ended December 31, 2016, 2015 and 2014 was $0.2 million, $0.4 million and less than $0.1 million, respectively. Total unrecognized compensation expense related to warrants at December 31, 2016 amounted to less than $0.1 million and is expected to be recognized over a weighted average period of 0.4 years.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

Restricted Stock

A summary of the time-based restricted stock activity for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Period (in Years)	Aggregate Intrinsic Value
	(in thousands, except share and per share data)

Unvested - January 1, 2014	464,847	$5.71	2.9	$20
Granted	260,620	6.87
Vested	(212,881)	5.72
Unvested - January 1, 2015	512,586	6.30	1.9	3,470
Granted	189,602	12.74
Vested	(291,535)	6.96
Unvested - January 1, 2016	410,653	8.81	1.8	510
Granted	80,903	5.57
Vested	(232,769)	8.08
Unvested - December 31, 2016	258,787	$8.45	2.1	$-

During the year ended December 31, 2016, the Company accelerated the vesting of 32,500 shares of time-based restricted stock in connection with restructuring activities. The Company recorded $0.2 million during the year ended December 31, 2016 as compensation expense pertaining to these restructuring activities.

During the year ended December 31, 2016, the Company granted (i) 70,548 shares of time-based restricted stock to members of the Company’s BOD and (ii) 10,355 shares of time-based restricted stock to a non-employee pursuant to a partnership agreement. These shares had a grant date fair value of $0.5 million and vest over a period of one to five years. The Company recorded $0.3 million during the year ended December 31, 2016, respectively, as compensation expense pertaining to these grants.

During the year ended December 31, 2015, the Company granted (i) 15,000 shares of time-based restricted stock to an employee for future services, (ii) 24,452 shares of time-based restricted stock to members of the Company’s BOD and (iii) 150,150 shares of time-based restricted stock to a non-employee pursuant to a partnership agreement. These shares had a grant date fair value of $2.4 million and vest over a period of one to four years. The Company recorded $0.5 million during each of the years ended December 31, 2016 and 2015 as compensation expense pertaining to these grants. The Company marks-to-market the expense for the shares of time-based restricted stock granted to the non-employee.

During the year ended December 31, 2014, the Company granted (i) 137,500 shares of time-based restricted stock to employees, (ii) 100,000 shares of time-based restricted stock to a consultant for future services and (iii) 23,120 shares of time-based restricted stock to members of the Company’s BOD. These shares of time-based restricted stock had a grant date fair value of $1.8 million and vest over a period of one to three and one-half years. The Company marks-to-market the expense for the shares of restricted stock granted to the consultant. The Company recorded $0.6 million, $0.7 million and $0.5 million during the years ended December 31, 2016, 2015 and 2014, respectively, as compensation expense pertaining to these grants.

Total compensation expense related to time-based restricted stock grants for the year ended December 31, 2016, 2015 and 2014 was $1.6 million, $2.3 million and $2.1 million, respectively. Total unrecognized compensation expense related to time-based restricted stock grants at December 31, 2016 amounted to $0.8 million and is expected to be recognized over a weighted average period of 2.1 years.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

Restricted Stock Units

A summary of the time-based restricted stock activity for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Period (in Years)	Aggregate Intrinsic Value
	(in thousands, except share and per share data)

Unvested - January 1, 2015	-	$-	-	$-
Granted	100,000	14.33
Vested	-	-
Unvested - January 1, 2016	100,000	14.33	3.0	-
Granted	260,000	7.03
Vested	(33,333)	(14.33)
Unvested - December 31, 2016	326,667	$8.52	2.5	$-

During the year ended December 31, 2016, the Company granted 260,000 shares of time-based restricted stock units to employees for future services. These shares of time-based restricted stock had a grant date fair value of $1.8 million and vest over a period of three years. The Company recorded $0.2 million during the year ended December 31, 2016 as compensation expense pertaining to this grant.

During the year ended December 31, 2015, the Company granted 100,000 time-based restricted stock units to the Company’s Chief Executive Officer pursuant to an amended and restated employment agreement, dated April 14, 2015 (the “A&R CEO Employment Agreement”). These shares had a grant date fair value of $1.4 million and vest over a period of four years. The Company recorded $0.4 million and $0.3 million during the year ended December 31, 2016 and 2015, respectively, as compensation expense pertaining to these grants.

Total compensation expense related to time-based restricted stock units grants for the year ended December 31, 2016 and 2015 was $0.6 million and $0.3 million, respectively. Total unrecognized compensation expense related to time-based restricted stock units grants at December 31, 2016 amounted to $2.4 million and is expected to be recognized over a weighted average period of 2.5 years.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

Performance Stock Units

A summary of the PSUs activity for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Period (in Years)	Aggregate Intrinsic Value
	(in thousands, except share and per share data)

Unvested - January 1, 2014	-	$-	-	$-
Granted	1,325,000	10.23
Vested	-	-
Unvested - January 1, 2015	1,325,000	10.23	2.1	3,904
Granted	200,000	14.33
Vested	(210,500)	(9.33)
Forfeited or Cancelled	(6,000)	(13.81)
Unvested - January 1, 2016	1,308,500	10.98	1.4	96
Granted	2,134,100	7.23
Vested	(317,833)	(9.58)
Forfeited or Cancelled	(321,400)	(11.89)
Unvested - December 31, 2016	2,803,367	$8.18	2.4	$-

During the year ended December 31, 2016, the Company accelerated the vesting of 108,500 PSUs in connection with restructuring activities. Total compensation expense related to these PSUs of $0.5 million was recorded as operating expenses in the consolidated statement of operations for the year ended December 31, 2016.

During the year ended December 31, 2016, the Company granted 2,104,100 PSUs to employees and consultants and 30,000 PSUs to an employee upon the commencement of his employment with the Company. These PSUs had a grant date fair value of $15.4 million, vest over a period of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned. The Company recorded less than $0.1 million during the year ended December 31, 2016 as compensation expense in the consolidated statement of operations pertaining to these PSUs as the likelihood of a portion of these PSUs being earned became probable.

On February 23, 2016, the Compensation Committee voted to approve, on a discretionary basis, an award of 69,994 PSUs to employees and consultants. Included in the above award were 20,000 PSUs and 12,000 PSUs for the Company’s Chief Executive Officer and Chief Financial Officer, respectively. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants. Total compensation expense related to these PSUs of $0.4 million was recorded as operating expenses in the consolidated statement of operations for the year ended December 31, 2016.

During the year ended December 31, 2015, the Company granted 200,000 PSUs to the Company’s Chief Executive Officer. These PSUs had a grant date fair value of $2.9 million, vest over a period of three and one-half years and require achievement of certain performance metrics within each fiscal year for such PSUs to be earned. The Company did not record compensation expense during the year ended December 31, 2016 pertaining to these PSUs as the likelihood of such PSUs being earned was not probable.

On February 24, 2015, the Compensation Committee voted to approve, on a discretionary basis, an award of 198,000 PSUs to employees and consultants under the 2013 Stock Incentive Compensation Plan. Included in the above award were 60,000 PSUs and 36,000 PSUs for the Company’s Chief Executive Officer and Chief Financial Officer, respectively. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees. Total compensation expense related to these PSUs of $2.0 million was recorded as operating expenses in the consolidated statement of operations for the year ended December 31, 2015.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

In addition, during the year ended December 31, 2015, the Compensation Committee approved, on a discretionary basis, an award of 12,500 PSUs to an employee upon the commencement of his employment with the Company. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to the employee. Total compensation expense related to these PSUs in the approximate amount of $0.1 million was recorded as operating expenses in the consolidated statement of operations for the year ended December 31, 2015.

During the year ended December 31, 2014, the Company granted 990,000 PSUs to employees and consultants. These PSUs had a grant date fair value of $9.5 million and vest over a period of three years. These PSUs require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned. The Company recorded $2.9 million and $1.2 million during the year ended December 31, 2016 and 2015, respectively as compensation expense in the consolidated statement of operations pertaining to these PSUs as the performance metrics were achieved. The Company did not record compensation expense pertaining to these PSUs during the year ended December 31, 2014 as the performance metrics were not achieved.

During the year ended December 31, 2014, the Company granted 50,000 PSUs to an employee upon the commencement of his employment with the Company. These PSUs had a grant date fair value of $0.3 million and vest over a period of four years. These PSUs require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned. The Company did not record compensation expense during each of the years ended December 31, 2016, 2015 and 2014 pertaining to these PSUs as the performance metrics were not achieved.

During the year ended December 31, 2014, the Company granted 250,000 PSUs to an employee upon the commencement of his employment with the Company. These PSUs had a grant date fair value of $3.4 million and vest over a period of two years. These PSUs require achievement of certain of the Company’s performance metrics, which began in 2015, within each fiscal year for such PSUs to be earned. The Company did not record compensation expense during the year ended December 31, 2016 and 2015 pertaining to these PSUs as the performance metrics were not achieved.

During the year ended December 31, 2014, the Company granted 35,000 PSUs to employees. These PSUs had a grant date fair value of $0.4 million and vest over a period of two to three years. These PSUs require achievement of certain of the Company’s performance metrics, which began in 2015, within each fiscal year for such PSUs to be earned. The Company recorded $0.1 million during each of the years ended December 31, 2016 and 2015 as compensation expense in the consolidated statement of operations pertaining to these PSUs as the performance metrics were achieved.

Total compensation expense related to the PSUs for the year ended December 31, 2016 and 2015 was $4.0 million and $3.4 million, respectively.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

NOTE 15 – INCOME TAXES

The provision for (benefit from) income taxes from continuing operations consists of the following:

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Federal:
Current provision	$(111)	$34	$-
Deferred provision	10,145	9,771	1,689
	$10,034	$9,805	$1,689
Foreign:
Current provision	$206	$340	$146
Deferred provision	-	-	-
	$206	$340	$146
State:
Current provision	$(519)	$103	$322
Deferred provision	(564)	(11,605)	779
	$(1,083)	$(11,502)	$1,101
Provision for (benefit from) income taxes	$9,157	$(1,357)	$2,936

The difference between the provision for (benefit from) income taxes and the expected income tax provision determined by applying the statutory federal and state income tax rates to pre-tax accounting income from continuing operations are as follows:

	For the Year Ended December 31,
	2016	2015	2014

Federal statutory rate	35.0%	35.0%	35.0%
State taxes net of federal tax benefit	0.2%	9.7%	8.9%
Non-deductible transaction costs	0.7%	123.3%	70.0%
Noncontrolling interest	(16.5)%	(174.7)%	(6.5)%
Valuation allowance	43.2%	548.4%	(3.5)%
Nondeductible compensation	2.2%	33.4%	18.4%
Foreign taxes	1.3%	32.1%	4.2%
Other	1.1%	6.3%	1.7%
Change in state tax rates	(5.5)%	(741.7)%	0.0%
FIN 48 reversal	(3.7)%	0.0%	0.0%
	58.0%	(128.2)%	128.2%

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

The components of the Company’s consolidated deferred income tax balances as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred income tax assets
Net operating loss carryforwards	$83,248	$73,959
Capital loss carryforwards	1,280	1,280
Intangible assets - finite life	11,090	10,364
Stock-based compensation	1,668	1,154
Property, plant & equipment	4,544	4,405
Deferred rent	1,028	1,048
Credits	1,910	2,673
Deferred revenue	617	620
Available-for-sale securities	1,600	2,386
Accrued severance	-	884
Deferred compensation	3,302	4,813
Other	653	596
	110,940	104,182
Deferred income tax liability - long-term
Intangible assets - Indefinite-lived	(200,468)	(184,881)
	(200,468)	(184,881)

Less: Valuation Allowance	(110,829)	(104,182)

Net deferred income tax liability - long-term	$(200,357)	$(184,881)

Deferred income taxes arise principally from net operating loss (“NOL”) carryforwards and intangible asset deferred tax assets and liabilities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2016 and 2015.

The taxable temporary difference related to indefinite-lived trademarks, which are currently amortized for tax purposes, will reverse when such assets are disposed of or impaired. Because the period for their reversal is not determinable, the net deferred tax liability of $200.4 million and $184.9 million as December 31, 2016 and 2015, respectively, attributable to indefinite-lived trademarks could not be used to offset the deferred tax assets. As of December 31, 2016 and 2015, a valuation allowance of $110.8 million and $104.2 million, respectively, had been recognized for deferred income taxes that may not be realized by the Company in future periods.

The Company has federal NOLs available to carryforward to future periods of $204.1 million as of December 31, 2016 which begin expiring in 2024. The Company has state NOLs available to carryforward to future periods of $214.7 million as of December 31, 2016 which begin expiring in 2017. The Company has foreign tax credits available to carryforward to future periods of $1.3 million as of December 31, 2016 which begin expiring in 2017. The Company has experienced several changes of ownership under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) which places various limitations on the NOLs. The limitations on NOLs are based upon a formula provided under Section 382 of the Code that is based on the fair market value of the Company and prevailing interest rates at the time of the ownership change. An “ownership change” is generally a 50% increase in ownership over a three-year period by stockholders who directly or indirectly own at least five percent of a company’s stock. The limitations on the use of the NOLs under Section 382 could affect the Company’s ability to offset future taxable income.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

The Company currently files U.S. federal tax returns and various state tax returns. Tax years that remain open for assessment for federal and state purposes include years ended December 31, 2013 through December 31, 2016. The Company is currently under examination by the Internal Revenue Service for Martha Stewart Living Omnimedia Inc. and Subsidiaries’ 2013 tax returns.

A reconciliation of the consolidated liability for gross unrecognized income tax benefits (excluding penalties and interest) is as follows:

	December 31,
	2016	2015
	(in thousands)

Balance at beginning of year	$270	$270
Decreases in prior year tax positions	(270)	-
Increases in prior year tax positions	-	-
Increases in current year tax positions	-	-
Settlements with taxing authorities	-	-
Lapse of statute of limitations	-	-
Balance at end of year	$-	$270

During the year ended December 31, 2016, the Company released its $0.3 million reserve of certain unrecognized tax benefits through current income tax expense in accordance ASC 740. The Company has no remaining unrecognized tax benefits at December 31, 2016.

The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision. During the years ended December 31, 2016 and 2015, the Company recognized a gain of $0.3 million and a charge of less than $0.1 million related to interest and penalties, respectively. The Company has no remaining interest and penalties related to unrecognized tax benefits at December 31, 2016.

NOTE 16 – RELATED PARTY TRANSACTIONS

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

The Company paid TCP $0.9 million, $1.4 million and $0.5 million for services under the Amended TCP Agreement during the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in operating expenses in the Company’s consolidated financial statements. At December 31, 2016 and 2015, there were no amounts due to TCP for services. In connection with the consummation of the acquisition of MSLO, a $2.5 million transaction fee was paid to TCP during the year ended December 31, 2015. In connection with the Galaxy Merger Agreement, a $3.5 million transaction fee was paid to TCP upon consummation of the Galaxy Acquisition during the year ended December 31, 2014.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

Additionally, in July 2013, the Company entered into a consulting arrangement with an employee of TCP (the “TCP Employee”), pursuant to which the TCP Employee provides legal and other consulting services at the request of the Company from time to time. The TCP Employee was also issued 125,000 shares of restricted stock, vesting over a four-year period and 180,000 PSUs, vesting over three years in increments of 20% for 2014, 20% for 2015 and 60% for 2016. During the year ended December 31, 2016, the TCP employee was granted 200,000 PSUs, vesting over three years in increments of 33.3% for 2017, 33.3% for 2018 and 33.4% for 2019. The Company paid the TCP Employee $0.4 million, $0.6 million and $0.3 million for services under the consulting arrangement during the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in operating expenses in the Company’s consolidated financial statements. At December 31, 2016 and 2015, there were no amounts due to the TCP Employee.

Transactions with E.S. Originals, Inc.

A division president of the Company maintains a passive ownership interest in one of the Company’s licensees, E.S. Originals, Inc. (“ESO”). The Company receives royalties from ESO under license agreements for certain of the Company’s brands in the footwear category. The Company recorded $17.0 million, $14.8 million and $5.2 million of revenue for the years ended December 31, 2016, 2015 and 2014, respectively, for royalties and advertising revenue earned from ESO license agreements. At December 31, 2016 and 2015, the Company had $7.1 million and $4.1 million recorded as accounts receivable from ESO in the consolidated balance sheets, respectively.

Acquisition of FUL

On November 17, 2014, the Company made a strategic investment in FUL IP. FUL IP is a collaborative investment between the Company and JALP. FUL IP was formed for the purpose of licensing the FUL trademark to third parties in connection with the manufacturing, distribution, marketing and sale of FUL branded bags, backpacks, duffels, luggage and apparel accessories. JALP contributed the FUL trademark with a fair value of $8.9 million. In exchange for a 50.5% economic interest in FUL IP the Company paid JALP $4.5 million. JALP’s minority member interest in FUL IP has been reflected as noncontrolling interest on the Company’s consolidated balance sheets. One of the Company’s directors, Mr. Al Gossett, has a partial ownership interest in JALP. There was $0.4 million of noncontrolling interest recorded during the year ended December 31, 2016. No noncontrolling interest was recorded during the years ended December 31, 2015 and 2014.

Investment in Available-for-Sale Securities

As further discussed in Note 2, in September 2015, the Company purchased available-for-sale securities of an unaffiliated third-party publicly traded company from Tengram Capital Partners, L.P., which is an affiliate of Tengram Capital Partners Gen2 Fund, L.P., one of the Company’s largest stockholders, for an aggregate purchase price of $12.0 million (plus related transaction expenses), which was the purchase price paid by Tengram Capital Partners, L.P. upon the acquisition of such available-for-sale securities in open market transactions. The Company did not pay a fee or any compensation to Tengram Capital Partners, L.P. in connection with the Company’s investment in the available-for-sale securities.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

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

The Intangible Asset Agreement has an initial term commencing at December 4, 2015 and ending on December 31, 2020, provided that the term will automatically be renewed for five additional calendar years ending December 31, 2025 (subject to earlier termination as provided in the employment agreement) if either the aggregate gross licensing revenues (as defined in the employment agreement) for calendar years 2018 through 2020 exceed $195 million or the gross licensing revenues for calendar year 2020 equal or exceed $65 million. During the term of the Intangible Asset Agreement with the Company, Lifestyle Research Center LLC will be entitled to receive a guaranteed annual payment of $1.7 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company plus reimbursable expenses. The Company has paid Lifestyle Research Center LLC $1.8 million in connection with the guaranteed payment and other related services during the year ended December 31, 2016.

During the term of the IP License Agreement with the Company, Ms. Stewart will be entitled to receive a guaranteed annual payment of $1.3 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company. During the year ended December 31, 2016 and 2015, the Company made payments of $1.3 million and $0.1 million, respectively, to Ms. Stewart in connection with the terms of the IP Licenses Agreement. The IP License Agreement is perpetual.

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

NOTE 17 – PROFIT SHARING PLAN

The Company has established a 401(k) profit-sharing plan for the benefit of eligible employees. The Company may make contributions to the plan as determined by the BOD. The Company accrued a matching contribution of $0.5 million, $0.2 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 18 – RESTRUCTURING

During the year ended December 31, 2016, the Company recorded $3.2 million of restructuring charges in connection with headcount reductions and lease termination costs. The charges incurred during the year ended December 31, 2016 consisted of $1.7 million of severance and related benefits associated with headcount reductions, $0.8 million of professional fees, $0.3 million in contract termination fees and $0.4 million of leasehold improvement write-offs due to moving the corporate headquarters. During the year ended December 31, 2015, the Company recorded $8.7 million of restructuring charges in connection with headcount reductions, contract termination costs and lease termination costs. The charges incurred during the year ended December 31, 2015 consisted of $5.5 million of severance and related benefits associated with headcount reductions, $0.7 million of professional fees, $1.6 million in contract termination fees and $0.9 of asset write-offs. The associated employee headcount reductions in connection with the reduction in workforce since inception were 65 employees. These charges are included in operating expenses in the consolidated statement of operations. The Company does not expect to incur any additional charges associated with these actions.

On a cumulative basis, the Company has recorded $11.9 million of restructuring charges in connection with the acquisition of MSLO, headcount reductions and contract termination costs. The associated employee headcount reductions in connection with the reduction in workforce since inception were 65 employees. All restructuring charges incurred are included in operating expenses in the consolidated statement of operations.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

The Company did not incur restructuring charges for the years ended December 31, 2014.

Restructuring accruals of $1.5 million and $6.9 million as of December 31, 2016 and 2015, respectively, are included in accounts payable and accrued expenses on the consolidated balance sheets. These accruals included amounts provided for severance and related benefits, contract termination fees and professional fees. The Company has paid $8.1 million and $0.9 million in cash related to these initiative as of December 31, 2016 and 2015, respectively.

Changes in the restructuring accruals during fiscal 2016 and 2015 were as follows:

	Severance & Related Benefits	Contract Termination Costs	Professional Fees	Total Accrual
	(in thousands)

Balance at January 1, 2015	$-	$-	$-	$-
Charges to expense	5,471	1,628	679	7,778
Amounts paid	(827)	-	(100)	(927)
Balance at January 1, 2016	4,644	1,628	579	6,851
Charges to expense	1,687	326	755	2,768
Amounts paid	(6,331)	(454)	(1,334)	(8,119)
Balance at December 31, 2016	$-	$1,500	$-	$1,500

The remaining contract termination costs are expected to be paid by the end of fiscal 2017.

NOTE 19 – QUARTERLY DATA (UNAUDITED)

Unaudited quarterly consolidated financial information for 2016 and 2015 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(in thousands, except per share data)
2016
Net revenue	$34,008	$34,154	$41,952	$45,414

Income from operations	12,031	13,234	21,772	23,099

Income before income taxes	1,434	2,635	7,180	4,539

Consolidated net income	1,035	1,616	3,322	658

Net income attributable to noncontrolling interests	(2,111)	(1,681)	(2,022)	(1,638)

Net (loss) income attributable to Sequential Brands Group, Inc. and Subsidiaries	(1,076)	(65)	1,300	(980)

Basic (loss) earnings per share:
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$(0.02)	$(0.00)	$0.02	$(0.02)

Diluted (loss) earnings per share:
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$(0.02)	$(0.00)	$0.02	$(0.02)

(1)	During the fourth quarter of 2016, the Company recorded an impairment of available-for-sale securities of $4.4 million and a gain of $0.2 million related to the write-off of acquired assets and estimated liabilities assumed during certain of the Company’s acquisitions.

SEQUENTIAL BRANDS, GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(in thousands, except per share data)
2015
Net revenue	$13,617	$20,235	$22,981	$31,429

Income from operations	4,941	8,310	13,021	3,379

Income (loss) before income taxes	2,481	518	6,811	(8,751)

Consolidated net income (loss)	1,562	549	4,351	(4,046)

Net income attributable to noncontrolling interests	(118)	(1,876)	(1,623)	(1,670)

Net income (loss) attributable to Sequential Brands Group, Inc. and Subsidiaries	1,444	(1,327)	2,728	(5,716)

Basic earnings (loss) per share:
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$0.04	$(0.03)	$0.07	$(0.12)

Diluted earnings (loss) per share:
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$0.04	$(0.03)	$0.06	$(0.12)

(1)	During the fourth quarter of 2015, the Company recorded $8.7 million in restructuring charges, wrote-off $1.3 million for a receivable related to estimated inventory acquired and sold to a third-party during the acquisition of the Revo brand in 2013 and a recorded a gain of $0.4 million related to a write-off of acquired estimated liabilities assumed during the acquisition of Galaxy Brand Holdings, Inc. during 2014.

Schedule II – Valuation and Qualifying Accounts

Sequential Brands Group, Inc.

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Reserves and allowance deducted from asset accounts:

Accounts receivable (a):

Year Ended December 31, 2016	$271	$475	$(525)	$221
Year Ended December 31, 2015	$169	$201	$(99)	$271
Year Ended December 31, 2014	$135	$75	$(41)	$169

(a) - These amounts include reserves for doubtful accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: March 14, 2017	/s/ Yehuda Shmidman
By: Yehuda Shmidman
Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yehuda Shmidman	Chief Executive Officer, Director
Yehuda Shmidman	(Principal Executive Officer)	March 14, 2017

/s/ Gary Klein	Chief Financial Officer (Principal
Gary Klein	Financial and Accounting Officer)	March 14, 2017

/s/ William Sweedler	Chairman of the Board of Directors
William Sweedler		March 14, 2017

/s/ Rodney Cohen	Director
Rodney Cohen		March 14, 2017

/s/ Al Gossett	Director
Al Gossett		March 14, 2017

/s/ Aaron Hollander	Director
Aaron Hollander		March 14, 2017

/s/ Gary Johnson	Director
Gary Johnson		March 14, 2017

/s/ Stewart Leonard, Jr.	Director
Stewart Leonard, Jr.		March 14, 2017

/s/ Martha Stewart	Director
Martha Stewart		March 14, 2017

S-1

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated as of June 22, 2015, by and among Martha Stewart Living Omnimedia, Inc. (SEC File No. 001-15395) (“MSLO”), Madeline Merger Sub, Inc., SQBG, Inc. (previously known as Sequential Brands Group, Inc.) (SEC File No. 001-36082) (“SQBG”), Singer Merger Sub., Inc. and Sequential Brands Group, Inc. Incorporated by reference to Exhibit 2.1 to SQBG’s Current Report on Form 8-K filed on June 22, 2015. *

2.2	Letter Agreement, dated as of October 22, 2015, by and among Sequential Brands Group, Inc., SQBG, Inc., Martha Stewart Living Omnimedia, Inc., Singer Merger Sub, Inc. and Madeline Merger Sub, Inc. Incorporated by reference to Exhibit 2.2 to our Registration Statement on Form S-4/A filed October 22, 2015.

2.3	Purchase Agreement, dated as of April 1, 2015, by and among SQBG, With You, Inc., Corny Dog, Inc., With You LLC and Jessica Simpson. Incorporated by reference to Exhibit 2.1 to SQBG’s Quarterly Report on Form 10-Q filed May 6, 2015.*

2.4	Agreement and Plan of Merger, dated as of June 24, 2014, by and among SQBG., SBG Universe Brands, LLC, Universe Galaxy Merger Sub, Inc., Galaxy Brand Holdings, Inc., solely in its capacity as the Stockholder Representative, Carlyle Equity Opportunity GP, L.P. and Carlyle Galaxy Holdings, L.P., for purposes of Section 6.5(b) only. Incorporated by reference to Exhibit 2.1 to SQBG’s Current Report on Form 8-K filed on June 25, 2014.*

2.5	Membership Interest Purchase Agreement, dated as of June 10, 2016, between SBG-Gaiam Holdings, LLC (formerly known as Stretch & Bend Holdings, LLC), Sequential Brands Group, Inc. and GAIAM, Inc. Incorporated by reference to Exhibit 2.1 to Sequential Brands Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2016. *

3.1	Amended and Restated Certificate of Incorporation of Sequential Brands Group, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed as an 8-K12B, on December 4, 2015.

3.2	Amended and Restated Bylaws of Sequential Brands Group, Inc., effective as of December 4, 2015. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed as an 8-K12B, filed on December 4, 2015.

10.1	Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.12 to SQBG’s Registration Statement on Form SB-2 (File No. 333-130930) filed on January 9, 2006.

10.2	Preemptive Rights and Board Nominee Agreement by and between Sequential Brands Group, Inc. (as successor to SQBG) and Tennman WR-T, Inc. effective as of October 1, 2011. Incorporated by reference to Exhibit 10.9 to SQBG’s Quarterly Report on Form 10-Q filed on November 21, 2011.

10.3	Amended and Restated Employment Agreement, dated as of April 1, 2015, by and between SQBG and Yehuda Shmidman. Incorporated by reference to Exhibit 10.6 to SQBG’s Quarterly Report on Form 10-Q filed on May 6, 2015.†

10.4	2015 Restricted Stock Unit Award Agreement, dated as of April 14, 2015, by and between SQBG and Yehuda Shmidman. Incorporated by reference to Exhibit 10.7 to the SQBG’s Quarterly Report on Form 10-Q filed May 6, 2015. †

10.5	Employment Agreement, dated as of June 3, 2014, by and between SQBG and Gary Klein. Incorporated by reference to Exhibit 10.1 to SQBG’s Quarterly Report on Form 10-Q filed on August 14, 2014.†

10.6	Purchase Agreement, dated March 28, 2013, by and among SQBG, ETPH Acquisition, LLC and B®and Matter, LLC. Incorporated by reference to Exhibit 10.1 to SQBG’s Current Report on Form 8-K filed on April 3, 2013.*

10.7	Asset Purchase Agreement, dated as of September 8, 2015, by and among SQBG, Joe’s Jeans Inc. and Joe’s Holdings LLC. Incorporated by reference to Exhibit 10.1 to SQBG’s Current Report on Form 8-K filed September 14, 2015.*

10.8	Sequential Brands Group, Inc. 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (Registration No. 333-208343) filed on December 4, 2015.†

E-1

10.9	2005 Stock Incentive Plan of People’s Liberation. Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8 (Registration No. 333-208343) filed on December 4, 2015 †

10.10	Registration Rights Agreement, dated as of August 15, 2014, by and between SQBG and Carlyle Equity Opportunity GP, L.P., as the representative of the former stockholders and optionholders of Galaxy Brand Holdings, Inc. Incorporated by reference to Exhibit 10.1 to SQBG’s Current Report on Form 8-K filed on August 18, 2014.

10.11	Amended and Restated First Lien Credit Agreement, dated as of August 15, 2014, by and among SQBG, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent thereunder. Incorporated by reference to Exhibit 10.2 to SQBG’s Current Report on Form 8-K filed on August 18, 2014.*

10.12	Amendment and Restatement Agreement, dated as of April 1, 2015, by and between SQBG and Bank of America, N.A. to the Amended and Restated First Lien Credit Agreement, dated as of August 15, 2014. Incorporated by reference to Exhibit 10.1 to SQBG’s Current Report on Form 8-K filed April 7, 2015.*

10.13	Second Amended and Restated First Lien Credit Agreement, dated as of April 8, 2015, by and among SQBG, the guarantors party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative and collateral agent thereunder. Incorporated by reference to Exhibit 10.3 to SQBG’s Quarterly Report on Form 10-Q filed May 6, 2015.*`

10.14	Limited Consent and Waiver, dated as of September 11, 2015, related to the Second Amended and Restated First Lien Credit Agreement, dated as of April 8, 2015, by and among SQBG, the guarantors party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative and collateral agent thereunder. Incorporated by reference to Exhibit 10.2 to SQBG’s Quarterly Report on Form 10-Q filed on November 9, 2015.

10.15	Joinder and Assumption Agreement, dated as of December 4, 2015, by and among Sequential Brands Group, Inc., SQBG and Bank of America, N.A., as administrative agent and collateral agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 4, 2015.

10.16	Second Lien Credit Agreement, dated as of August 15, 2014, by and among Sequential Brands Group, Inc., the guarantors party thereto, the lenders party thereto and Wilmington Trust National Association, as administrative agent and collateral agent thereunder. Incorporated by reference to Exhibit 10.3 to SQBG’s Current Report on Form 8-K filed on August 18, 2014.*

10.17	Amendment and Restatement Agreement, dated as of April 1, 2015, by and between SQBG and Wilmington Trust, National Association to the Second Lien Credit Agreement, dated as of August 15, 2014. Incorporated by reference to Exhibit 10.2 to SQBG’s Current Report on Form 8-K filed April 7, 2015.*

10.18	Amended and Restated Second Lien Credit Agreement, dated as of April 8, 2015, by and among SQBG, the guarantors party thereto, the lenders party thereto from time to time and Wilmington Trust, National Association, as administrative and collateral agent thereunder. Incorporated by reference to Exhibit 10.4 to SQBG’s Quarterly Report on Form 10-Q filed May 6, 2015.*

10.19	Incremental Joinder Agreement, First Amendment, dated as of September 11, 2015, to the Amended and Restated Second Lien Credit Agreement, dated as of April 8, 2015, by and among SQBG, the guarantors party thereto, the lenders party thereto from time to time and Wilmington Trust, National Association, as administrative and collateral agent thereunder. Incorporated by reference to Exhibit 10.3 to SQBG’s Quarterly Report on Form 10-Q filed on November 9, 2015.

10.20	Second Amendment, dated as of November 4, 2015, to the Amended and Restated Second Lien Credit Agreement, dated as of April 8, 2015, by and among Sequential Brands Group, Inc., the guarantors party thereto, the lenders party thereto from time to time and Wilmington Trust, National Association, as administrative and collateral agent thereunder. Incorporated by reference to Exhibit 10.4 to SQBG’s Quarterly Report on Form 10-Q filed on November 9, 2015.

10.21	Second Amended and Restated Credit Agreement, dated as of December 4, 2015, by and among, Sequential Brands Group, Inc., SQBG and certain other subsidiaries of Sequential Brands Group, Inc., Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party to the existing Amended and Restated Second Lien Credit Agreement, dated as of April 8, 2015, by and among, SQBG, the guarantors party thereto, the lenders party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 4, 2015.

E-2

10.22	Amended and Restated Intercreditor Agreement, dated as of December 4, 2015, by and between Bank of America, N.A., as administrative agent and collateral agent and Wilmington Trust, National Association, as administrative agent and collateral agent, and acknowledged by Sequential Brands Group, Inc. and the guarantors party thereto. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 4, 2015.

10.23	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.5 to SQBG’s Current Report on Form 8-K filed on August 18, 2014.

10.24	Registration Rights Agreement, dated as of June 22, 2015, by and among Sequential Brands Group, Inc., Martha Stewart, Martha Stewart Family Limited Partnership, Alexis Stewart, the Martha Stewart 1999 Family Trust, the Martha Stewart 2000 Family Trust and the Martha and Alexis Stewart Charitable Foundation. Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4 (File No. 333-205940) filed on July 30, 3015.

10.25	Employment Agreement, dated as of June 22, 2015, by and between the Company and Martha Stewart. Incorporated by reference to Exhibit 99.1 to SQBG’s Current Report on Form 8-K filed on June 23, 2015. †

10.26	Amended and Restated Intellectual Property License and Preservation Agreement, dated as of June 22, 2015, by and between Martha Stewart and MSLO. Incorporated by reference to Exhibit 10.2 to Martha Stewart Living Omnimedia, Inc.’s Current Report on Form 8-K filed on June 23, 2015. †

10.27	Amended and Restated Intangible Asset License Agreement, dated as of June 22, 2015, by and between Lifestyle Research Center, LLC and MSLO. Incorporated by reference to Exhibit 10.3 to Martha Stewart Living Omnimedia, Inc.’s Current Report on Form 8-K filed on June 23, 2015. †

10.28	Assignment and Assumption Agreement, dated as of March 4, 2016, by and between SQBG, Inc. and Sequential Brands Group, Inc. Incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed on March 14, 2016. †

10.29	Form of Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan Nonqualified Stock Option Award Agreement and form of related Notice. Incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed on March 14, 2016. †

10.30	Form of Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan Restricted Stock Award Agreement and form of related Notice. Incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed on March 14, 2016. †

10.31	Form of Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan Performance Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed on March 14, 2016. †

10.32	Assignment and Assumption Agreement dated as of May 10, 2016, between SBG-Gaiam Holdings, LLC (formerly known as Stretch & Bend Holdings, LLC), Sequential Brands Group, Inc. and Fit for Life LLC. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2016.

10.33	Third Amended and Restated Credit Agreement, dated as of July 1, 2016, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2016.

10.34	Third Amended and Restated Credit Agreement, dated as of July 1, 2016, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2016.

10.35	Amendment No. 1, dated as of July 1, 2016, to the Intercreditor Agreement, dated as of December 4, 2015, between Bank of America, N.A., as administrative agent and collateral agent and Wilmington Trust, National Association, as administrative agent and collateral agent, and acknowledged by Sequential Brands Group, Inc. and the guarantors party thereto. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2016.

E-3

10.36	Employment agreement, dated as of August 22, 2016, by and between Sequential Brands Group, Inc. and Andrew Cooper. Incorporated by reference to Exhibit 10.1 to Sequential Brands Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2016. †

21.1 +	Subsidiaries of Sequential Brands Group, Inc.

23.1 +	Consent of Independent Registered Public Accounting Firm.

31.1 +	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2 +	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS +	XBRL Instance Document

101.SCH +	XBRL Taxonomy Extension Schema Document

101.CAL +	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF +	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB +	XBRL Taxonomy Extension Label Linkbase Document

101.PRE +	XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement have been omitted. The Registrant undertakes to supplementally furnish a copy of the omitted schedules to the Securities and Exchange Commission upon request.

† Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

+ Filed herewith.

E-4