Form 10-Q
period 2017-03-31
Sequential Brands Group, Inc.
filed 2017-05-10
CIK 1648428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☐   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2017, the registrant had 62,996,280 shares of common stock, par value $0.01 per share, outstanding.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

Forward-Looking Statements

This quarterly report on Form 10-Q (this “Quarterly Report”), including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We use words such as “future,” “seek,” “could,” “can,” “predict,” “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to the following: (i) risks and uncertainties discussed in the reports that the Company has filed with the Securities and Exchange Commission (the “SEC”); (ii) general economic, market or business conditions; (iii) the Company’s ability to identify suitable targets for acquisitions and to obtain financing for such acquisitions on commercially reasonable terms; (iv) the Company’s ability to timely achieve the anticipated results of recent acquisitions and any potential future acquisitions; (v) the Company’s ability to successfully integrate acquisitions into its ongoing business; (vi) the potential impact of the consummation of recent acquisitions or any potential future acquisitions on the Company’s relationships, including with employees, licensees, customers and competitors; (vii) the Company’s ability to achieve and/or manage growth and to meet target metrics associated with such growth; (viii) the Company’s ability to successfully attract new brands and to identify suitable licensees for its existing and newly acquired brands; (ix) the Company’s substantial level of indebtedness, including the possibility that such indebtedness and related restrictive covenants may adversely affect the Company’s future cash flows, results of operations and financial condition and decrease its operating flexibility; (x) the Company’s ability to achieve its guidance; (xi) continued market acceptance of the Company’s brands; (xii) changes in the Company’s competitive position or competitive actions by other companies; (xiii) licensees’ ability to fulfill their financial obligations to the Company; (xiv) concentrations of the Company’s licensing revenues with a limited number of licensees and retail partners; and (xv) other circumstances beyond the Company’s control.

Forward-looking statements speak only as of the date they are made and are based on current expectation and assumptions. You should not put undue reliance on any forward-looking statement. We are not under any obligation, and we expressly disclaim any obligation, to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to such or other forward-looking statements.

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

Unless otherwise noted, references in this Quarterly Report to the “Sequential Brands Group,” “Company,” “our Company,” “we,” “us,” “our” or similar pronouns refer to Sequential Brands Group, Inc. and its subsidiaries. References to other companies may include their trademarks, which are the property of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Note 2)
Assets
Current Assets:
Cash	$21,457	$19,133
Restricted cash	1,521	1,521
Accounts receivable, net	44,879	53,195
Available-for-sale securities	6,178	7,673
Prepaid expenses and other current assets	4,822	4,366
Total current assets	78,857	85,888

Property and equipment, net	6,815	7,674
Intangible assets, net	1,030,065	1,030,212
Goodwill	307,744	307,744
Other assets	3,158	3,345
Total assets	$1,426,639	$1,434,863

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$17,514	$18,915
Current portion of long-term debt	28,300	28,300
Current portion of deferred revenue	9,535	10,374
Total current liabilities	55,349	57,589

Long-term debt, net of current portion	610,647	616,735
Long-term deferred revenue, net of current portion	12,996	13,909
Deferred tax liability	200,930	200,357
Other long-term liabilities	8,299	8,705
Total liabilities	888,221	897,295

Commitments and Contingencies

Equity:
Preferred stock Series A, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized; 63,381,607 and 62,602,041 shares issued at March 31, 2017 and December 31, 2016, respectively, and 62,996,280 and 62,504,355 shares outstanding at March 31, 2017 and December 31, 2016, respectively	632	624
Additional paid-in capital	507,103	502,564
Accumulated other comprehensive loss	(1,623)	(144)
Accumulated deficit	(40,831)	(39,651)
Treasury stock, at cost; 385,327 and 97,686 shares at March 31, 2017 and December 31, 2016, respectively	(1,702)	(638)
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	463,579	462,755
Noncontrolling interest	74,839	74,813
Total equity	538,418	537,568
Total liabilities and equity	$1,426,639	$1,434,863

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016

Net revenue	$39,400	$34,008

Operating expenses	23,408	21,977

Income from operations	15,992	12,031

Other income	34	93

Interest expense, net	14,486	10,690

Income before income taxes	1,540	1,434

Provision for income taxes	585	399

Net income	955	1,035

Net income attributable to noncontrolling interest	(2,135)	(2,111)

Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(1,180)	$(1,076)

Loss per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic and diluted	$(0.02)	$(0.02)

Weighted-average common shares outstanding:
Basic and diluted	62,459,711	61,209,868

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid- in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Sequential Brands Group, Inc. and Subsidiaries Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	Interest	Equity
Balance at January 1, 2017	-	$-	62,602,041	$624	$502,564	$(144)	$(39,651)	(97,686)	$(638)	$462,755	$74,813	$537,568
Stock-based compensation	-	-	779,566	8	4,542	-	-	-	-	4,550	-	4,550
Stock registration costs	-	-	-	-	(3)	-	-	-	-	(3)	-	(3)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(1,495)	-	-	-	(1,495)	-	(1,495)
Unrealized gain on interest rate cap	-	-	-	-	-	16	-	-	-	16	-	16
Repurchase of common stock	-	-	-	-	-	-	-	(287,641)	(1,064)	(1,064)	-	(1,064)
Noncontrolling interest distribution	-	-	-	-	-	-	-	-	-	-	(2,109)	(2,109)
Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	2,135	2,135
Net loss attributable to common stockholders	-	-	-	-	-	-	(1,180)	-	-	(1,180)	-	(1,180)
Balance at March 31, 2017	-	$-	63,381,607	$632	$507,103	$(1,623)	$(40,831)	(385,327)	$(1,702)	$463,579	$74,839	$538,418

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2017	2016
		(Note 2)
Cash Flows From Operating Activities
Net income	$955	$1,035
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	38	75
Depreciation and amortization	1,293	1,143
Stock-based compensation	4,550	1,780
Amortization of deferred financing costs	987	432
Income from equity method investment	(31)	-
Loss on disposal of fixed assets	2	501
Deferred income taxes	573	368
Changes in operating assets and liabilities:
Accounts receivable	8,278	7,348
Prepaid expenses and other assets	(222)	1,291
Accounts payable and accrued expenses	(1,504)	(5,136)
Deferred revenue	(1,752)	(1,134)
Other liabilities	244	(887)
Cash Provided By Operating Activities	13,411	6,816

Cash Flows From Investing Activities
Investments in intangible assets, including registration and renewal costs	(130)	(72)
Purchases of property and equipment	(133)	(607)
Proceeds from sale of property and equipment	2	45
Cash Used In Investing Activities	(261)	(634)

Cash Flows From Financing Activities
Stock registration costs	(3)	-
Payment of long-term debt	(7,075)	(4,000)
Guaranteed payments in connection with acquisitions	(575)	(325)
Repurchases of common stock	(1,064)	(501)
Noncontrolling interest distributions	(2,109)	(1,537)
Cash Used In Financing Activities	(10,826)	(6,363)

Net Increase (Decrease) In Cash	2,324	(181)
Cash — Beginning of period	19,133	41,560
Cash — End of period	$21,457	$41,379

Supplemental Disclosures Of Cash Flow Information
Cash paid for:
Interest	$13,393	$10,000
Taxes	$-	$81

Non-cash Investing And Financing Activities
Accrued purchases of property and equipment at period end	$28	$-
Unrealized (loss) gain on available-for-sale securities during the period	$(1,495)	$1,002
Unrealized gain on interest rate cap during the period	$16	$-

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

1.	Organization and Nature of Operations

Overview

Sequential Brands Group, Inc. (the “Company”) owns a portfolio of consumer brands in the fashion, active and home categories. The Company aims to maximize the strategic value of its brands by promoting, marketing and licensing its global brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories. The Company’s core strategy is to enhance and monetize the global reach of its existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify its portfolio of brands. The Company licenses brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of March 31, 2017, the Company had more than one-hundred fifty licensees, with wholesale licensees comprising a significant majority.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 14, 2017, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2016, 2015 and 2014. The financial information as of December 31, 2016 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The interim results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

Correction of Immaterial Error

The Company has corrected an immaterial error in its consolidated statement of cash flows for the three months ended March 31, 2016. This correction is related to the payment of certain guaranteed obligations in connection with previous acquisitions and reflects an increase in cash used in operating activities of $0.3 million and a decrease in cash provided by financing activities of $0.3 million. There is no impact to the condensed consolidated balance sheets, condensed consolidated statements of operations or condensed consolidated statements of changes in equity.

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

MARCH 31, 2017

(UNAUDITED)

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

Restricted Cash

Restricted cash consists of cash deposited with a financial institution required as collateral for the Company’s cash-collateralized letter of credit facilities.

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees and other customers and its evaluation of their creditworthiness, payment history and account aging. Accounts receivable balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $0.2 million as of each of March 31, 2017 and December 31, 2016.

The Company’s accounts receivable, net amounted to $44.9 million and $53.2 million as of March 31, 2017 and December 31, 2016, respectively. Three licensees accounted for approximately 48% (17%, 16% and 15%) of the Company’s total consolidated accounts receivable balance as of March 31, 2017 and four licensees accounted for approximately 49% (14%, 13%, 12% and 10%) of the Company’s total consolidated accounts receivable balance as of December 31, 2016. The Company does not believe the accounts receivable balance from these licensees represents a significant collection risk based on past collection experience.

Investments

The Company has marketable securities that are classified as available-for-sale securities under ASC 320, Investments – Debt and Equity Securities. Such available-for-sale securities are reported at fair value in the condensed consolidated balance sheets and, at the time of purchase, were reported in the unaudited condensed consolidated statements of cash flows as an investing activity. The Company reviews its available-for-sale securities at each reporting period to determine whether a decline in fair value is other-than-temporary. Any decline in fair value that is determined to be other-than-temporary would result in an adjustment for an impairment charge in the accompanying unaudited condensed consolidated statements of operations. The primary factors the Company considers in its determination are (i) the length of time that the fair value of the available-for-sale security is below the Company’s carrying value, (ii) the financial condition and operating performance of the available-for-sale security, (iii) the reason for decline in fair value and (iv) the Company’s intent and ability to hold the investment in available-for-sale security for a period of time sufficient to allow for a recovery in fair value. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific-identification basis. The unrealized gains and losses on the available-for-sale securities held by the Company as of March 31, 2017 and December 31, 2016 are set forth below.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

			March 31, 2017
				Gross Unrealized
	Historical Cost	Cost Basis (1)	Estimated Fair Value	Gains	Losses
	(in thousands)

Available-for-sale securities	$12,048	$7,673	$6,178	$-	$1,495

	(1) The cost basis is historical cost less other-than-temporary impairment.

			December 31, 2016
				Gross Unrealized
	Historical Cost	Cost Basis (1)	Estimated Fair Value	Gains	Losses
	(in thousands)

Available-for-sale securities	$12,048	$7,673	$7,673	$-	$-

	(1) The cost basis is historical cost less other-than-temporary impairment.

Based on an evaluation at March 31, 2017, the Company has concluded that the decline in fair value of its available-for-sale securities is not other-than-temporary. The Company believes it has the intent and ability to hold its available-for-sale securities for a period of time sufficient to allow for a recovery in fair value to the Company’s current cost basis. The available-for-sale securities have been in a loss position for less than twelve months.

Equity Method Investment

For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation, the Company uses the equity method of accounting. On July 1, 2016, the Company acquired a 49.9% noncontrolling interest in Gaiam Pty. Ltd. in connection with its acquisition of Gaiam Brand Holdco, LLC, which is included in other assets in the condensed consolidated balance sheets. The Company’s share of earnings from its equity method investee, which was not material for the three months ended March 31, 2017, is included in other income in the unaudited condensed consolidated statements of operations.

The Company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investment may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other-than-temporary.

Goodwill and Intangible Assets

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors considered include, for example, macroeconomic and industry conditions, overall financial performance, and other relevant entity-specific events. If the Company bypasses the qualitative assessment, or concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it then performs a goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.

The Company will compare the estimated fair value of the reporting unit with its carrying value.  The Company has determined that it has a single reporting unit and considers its market capitalization (calculated as total common shares outstanding multiplied by the common equity price per share, as adjusted for a control premium factor) to represent its estimated fair value.  If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed. If, however, the estimated fair value of the reporting unit is less than its carrying amount, the Company will recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

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

Treasury Stock

Treasury stock is recorded at cost as a reduction of equity in the condensed consolidated balance sheets.

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

Fair value cost for stock options and warrants is calculated using the Black-Scholes valuation model and is expensed on a straight-line basis over the requisite service period of the grant.  The Company elected to early adopt the provisions of ASU 2016-09 “Simplifying the Accounting for Share-Based Payments” (“ASU 2016-09”) and will reduce compensation cost for actual forfeitures as they occur. Prior to the adoption to ASU 2016-09, the Company’s estimated forfeiture rate utilized in calculating compensation cost was zero percent based on the Company’s limited historical forfeiture experience.

At each subsequent reporting period prior to the lapse of restrictions on warrants, time-based restricted stock and PSUs granted to non-employees, the Company remeasures the aggregate compensation cost of such grants using the Company’s fair value at the end of such reporting period and revises the straight-line recognition of compensation cost in line with such remeasured amount.

Leases

The Company leases certain properties for office and showroom. Certain of the Company’s lease agreements contain rent escalation clauses, free rent periods and tenant inducement payments. Rent expense for noncancelable operating leases with scheduled rent increases is recognized on a straight-line basis over the expected lease term. The difference between straight-line rent expense and the scheduled payment amounts is recorded as a deferred rent asset or liability.

Income Taxes

Current income taxes are based on the respective periods’ taxable income for federal, foreign and state income tax reporting purposes. Deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using statutory tax rates in effect for the year in which the differences are expected to reverse. In accordance with ASU No. 2015-17 “Balance Sheet Classification of Deferred Taxes,” all deferred income taxes are reported and classified as non-current. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

The Company applies the Financial Accounting Standards Board (“FASB”) guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2013 through December 31, 2016.

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

	Three Months Ended March 31,
	2017	2016

Basic weighted-average common shares outstanding	62,459,711	61,209,868
Acquisition hold back shares	-	-
Warrants	-	-
Stock options	-	-
Performance based restricted stock	-	-
Unvested restricted stock	-	-
Diluted weighted-average common shares outstanding	62,459,711	61,209,868

The computation of diluted EPS for the three months ended March 31, 2017 and 2016 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2017	2016

Acquisition hold back shares	-	695,055
Warrants	-	330,671
Stock options	-	12,796
Performance based restricted stock	263,964	408,555
Unvested restricted stock	88,941	94,236
Total	352,905	1,541,313

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash, restricted cash, accounts receivable and available-for-sale securities. Cash is held to meet working capital needs and future acquisitions. Restricted cash is pledged as collateral for a comparable amount of irrevocable standby letters of credit for certain of the Company’s leased properties. Substantially all of the Company’s cash, restricted cash and available-for-sale securities are deposited with high quality financial institutions. At times, however, such cash, restricted cash and available-for-sale securities may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts as of March 31, 2017.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

Concentration of credit risk with respect to accounts receivable is minimal due to the collection history. The Company performs annual credit evaluations of its customers’ financial condition. The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable.

Customer Concentrations

The Company recorded net revenues of $39.4 million and $34.0 million during the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017, three licensees represented at least 10% of net revenue, accounting for 11%, 10% and 10% of the Company’s net revenue. During the three months ended March 31, 2016, two licensees represented at least 10% of net revenue, each accounting for 11% of the Company’s net revenue.

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

Noncontrolling Interest

Noncontrolling interest recorded for the three months ended March 31, 2017 and 2016 represents income allocations to Elan Polo International, Inc., a member of DVS Footwear International, LLC and With You, Inc., a member of With You LLC (the partnership between the Company and Jessica Simpson). Noncontrolling interest recorded for the three months ended March 31, 2016 represents income allocations to Elan Polo International, Inc., With You, Inc. and JALP, LLC (“JALP”), a member of FUL IP Holdings, LLC (“FUL IP”).

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

MARCH 31, 2017

(UNAUDITED)

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

As of March 31, 2017 and December 31, 2016, there were no assets or liabilities that are required to be measured at fair value on a recurring basis, except for the Company’s available-for-sale securities (see Note 2), interest rate cap (see Note 6), the contingent earn outs relating to the Linens ‘N Things brand (the “LNT Contingent Earn Out”) and Legacy Payments for Ms. Martha Stewart (as defined below). The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at March 31, 2017 and December 31, 2016:

		Carrying Value		Fair Value
Financial Instrument	Level	3/31/2017	12/31/2016	3/31/2017	12/31/2016
		(in thousands)
Available-for-sale securities	1	$6,178	$7,673	$6,178	$7,673
Interest rate cap	2	$1,120	$1,248	$1,120	$1,104
2016 Term Loans	3	$575,425	$582,500	$546,397	$551,324
2016 Revolving Loan	3	$80,500	$80,500	$61,712	$60,755
LNT Contingent Earn Out	3	$-	$-	$-	$-
Legacy Payments	3	$2,053	$1,995	$2,053	$1,995

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

During 2016, the Company entered into interest rate cap agreements related to its 1-month London Interbank Offered Rate (“LIBOR”) rates related to the Company’s loan agreements (the “2016 Cap Agreements”) with certain financial institutions. The 2016 Cap Agreements have a $500 million notional value, strike rate of 1.50% and mature on November 23, 2018. The Company recorded its interest rate caps on the condensed consolidated balance sheets at fair value using Level 2 inputs. The valuation technique used to determine the fair value of the 2016 Cap Agreements approximated the net present value of future cash flows, taking into account current interest rates.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

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

The components of the 2016 Cap Agreements as of March 31, 2017 are as follows:

	Notional Value	Derivative Asset	Derivative Liability
	(in thousands)

LIBOR based loans	$500,000	$-	$128

For purposes of this fair value disclosure, the Company based its fair value estimate for the 2016 Term Loans and 2016 Revolving Loan (each, as defined in Note 6) on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the loan agreements based on market interest rate quotes as of March 31, 2017 and December 31, 2016 for debt with similar risk characteristics and maturities.

On the date of the acquisition of Galaxy Brand Holdings, Inc., no value was assigned to the LNT Contingent Earn Out based on the remote probability that the Linens ‘N Things brand will achieve the performance measurements. At March 31, 2017 and December 31, 2016, the LNT Contingent Earn Out had no value. The Company continues to evaluate these performance measurements at each reporting period and determines their fair values if/when the achievement of the performance measurements becomes probable.

In connection with the acquisition of Martha Stewart Living Omnimedia (“MSLO”), beginning with calendar years commencing on or after January 1, 2026, the Company will pay Ms. Stewart three and one-half percent (3.5%) of Gross Licensing Revenues (as defined in Ms. Stewart’s employment agreement) for each such calendar year for the remainder of Ms. Stewart’s life (with a minimum of five (5) years of payments, to be made to Ms. Stewart’s estate if Ms. Stewart dies before December 31, 2030) (the “Legacy Payments”). The Company recorded $0.1 million of accretion during each of the three months ended March 31, 2017 and 2016 related to the Legacy Payments and recorded the expense within interest expense, net in the unaudited condensed consolidated statements of operations.

4.	Goodwill

Goodwill is summarized as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)

Balance at January 1	$307,744	$314,288
Adjustment for acquisition of Martha Stewart Living Omnimedia, Inc.	-	(11,249)
Acquisition of Gaiam, Inc. Branded Consumer Business	-	4,705
Ending balance	$307,744	$307,744

Goodwill represents the excess of the purchase price over the fair value of net assets acquired under the acquisition method of accounting. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors considered include, for example, macroeconomic and industry conditions, overall financial performance and other relevant entity-specific events. If the Company bypasses the qualitative assessment, or concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it then performs a goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

The Company will compare the estimated fair value of the reporting unit with its carrying value. The Company has determined it has a single reporting unit, and considers its market capitalization (calculated as total common shares outstanding multiplied by the common equity price per share, as adjusted for a control premium factor) to represent its estimated fair value. If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed. If, however, the estimated fair value of the reporting unit is less than its carrying amount, the Company will recognize an impairment change for the amount by which the carrying value exceeds the reporting unit’s fair value. No events or circumstances indicate an impairment has been identified subsequent to the Company’s October 1, 2016 impairment testing.

5.	Intangible Assets

Intangible assets are summarized as follows:

March 31, 2017	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Finite-lived intangible assets:
Trademarks	15	$4,990	$(1,641)	$3,349
Customer agreements	4	2,832	(1,915)	917
Favorable lease	2	537	(537)	-
Patents	10	665	(247)	418
		$9,024	$(4,340)	4,684
Indefinite-lived intangible assets:
Trademarks				1,025,381

Intangible assets, net				$1,030,065

December 31, 2016	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Finite-lived intangible assets:
Trademarks	15	$4,981	$(1,558)	$3,423
Customer agreements	4	2,832	(1,738)	1,094
Favorable lease	2	537	(537)	-
Patents	10	665	(230)	435
		$9,015	$(4,063)	4,952
Indefinite-lived intangible assets:
Trademarks				1,025,260

Intangible assets, net				$1,030,212

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

Estimated future annual amortization expense for intangible assets in service as of March 31, 2017 is summarized as follows:

Years ending December 31,	(in thousands)
Remainder of 2017	$638
2018	782
2019	592
2020	402
2021	399
Thereafter	1,871
$4,684

Amortization expense amounted to approximately $0.3 million for each of the three months ended March 31, 2017 and 2016.

Finite-lived intangible assets represent trademarks, customer agreements and patents related to the Company’s brands and a favorable lease. Finite-lived assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. The carrying value of finite-lived intangible assets and other long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Historically, indefinite-lived intangible assets have been tested for impairment on an annual basis at December 31 and between annual tests if an event occurs or circumstances change that indicate that the carrying amount of the indefinite-lived intangible asset may not be recoverable. When conducting its impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that the asset is impaired. If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, the Company then tests the asset for recoverability. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to its expected future undiscounted net cash flows. If the carrying amount of such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the recoverability of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No events or circumstances indicate an impairment has been identified subsequent to the Company’s October 1, 2016 impairment testing.

6.	Long-Term Debt

The components of long-term debt are as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)

2016 Term Loans	$575,425	$582,500
2016 Revolving Loan	80,500	80,500
Unamortized deferred financing costs	(16,978)	(17,965)
Total long-term debt, net of unamortized deferred financing costs	638,947	645,035
Less: current portion of long-term debt	28,300	28,300
Long-term debt	$610,647	$616,735

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

MARCH 31, 2017

(UNAUDITED)

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

The Amended GSO Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the GSO Facility Loan Parties and their subsidiaries. Moreover, the Amended GSO Credit Agreement contains financial covenants that require the GSO Facility Loan Parties and their subsidiaries to satisfy (i) a maximum consolidated total leverage ratio, initially set at 7.25:1.00, decreasing over the term of the Amended GSO Credit Agreement until reaching the final maximum ratio of 6.50:1.00 for the fiscal quarter ending September 30, 2018 and thereafter and (ii) a maximum consolidated first lien leverage ratio, initially set at 2.80:1.00, decreasing over the term of the Amended GSO Credit Agreement until reaching the final maximum ratio of 2.50:1.00 for the fiscal quarter ending September 30, 2018 and thereafter. At March 31, 2017, the Company is in compliance with the covenants included in the Amended GSO Credit Agreement.

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

Interest Rate Caps

During 2016, the Company entered into interest rate cap agreements related to its 1-month LIBOR rates related to the 2016 Cap Agreements with certain financial institutions. The 2016 Cap Agreements have a $500 million notional value, strike rate of 1.50% and mature on November 23, 2018. The Company recorded its interest rate caps on the consolidated balance sheets at fair value using Level 2 inputs. The valuation technique used to determine the fair value of the 2016 Cap Agreements approximated the net present value of future cash flows, taking into account current interest rates.

The Company’s risk management objective and strategy with respect to the 2016 Cap Agreements is to reduce its exposure to variability in expected future cash outflows (forecasted interest payments) attributable to change in 1-month LIBOR rates, the designated benchmark interest rate being hedged, relating to a portion of its outstanding floating-rate debt. The 2016 Cap Agreements protect the Company from increases in hedged cash flows on its floating-rate debt attributable to changes in 1-month LIBOR rates above the strike rate. Should 1-month LIBOR rates exceed 1.50% on a rate reset date during the terms of the 2016 Cap Agreements, the financial institutions will pay the Company for an amount equivalent to the excess interest over the strike rate. To the extent the hedging relationship is perfectly effective, changes in the fair value of the hedging instrument each period will be deferred in Accumulated other comprehensive loss in the condensed consolidated statement of changes in equity, and the upfront hedging instrument purchase price will be reclassified to Interest expense, net in the unaudited condensed consolidated statements of operations according to its caplet values. If hedge ineffectiveness exists, Accumulated other comprehensive loss will be adjusted to a balance that reflects the lesser of either the cumulative change in the fair value of the hedging or the cumulative change in the fair value of the hypothetically “perfect” derivative. The amount of ineffectiveness, if any, recorded in earnings would be equal to the excess of the cumulative change in the fair value of the hedging instrument over the cumulative change in the fair value of the hypothetical derivative.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

7.	Commitments and Contingencies

MSLO Stockholder Complaint

In connection with the merger of MSLO in December 2015, the following 13 putative stockholder class action lawsuits have been filed in the Court of Chancery of the State of Delaware: (1) David Shaev Profit Sharing Plan f/b/o David Shaev v. Martha Stewart Living Omnimedia Inc. et. al., filed on June 25, 2015; (2) Malka Raul v. Martha Stewart Living Omnimedia Inc. et. al., filed on June 26, 2015; (3) Daniel Lisman v. Martha Stewart Living Omnimedia Inc. et. al., filed on June 29, 2015; (4) Matthew Sciabacucchi v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 2, 2015; (5) Harold Litwin v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 5, 2015; (6) Richard Schiffrin v. Martha Stewart, filed on July 7, 2015; (7) Cedric Terrell v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 8, 2015; (8) Dorothy Moore v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 8, 2015; (9) Paul Dranove v. Pierre De Villemejane. et. al., filed on July 8, 2015; (10) Phuc Nguyen v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 10, 2015; (11) Kenneth Steiner v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 16, 2015; (12) Karen Gordon v. Martha Stewart et. al., filed on July 27, 2015 against the MSLO Board of Directors, Sequential, Madeline Merger Sub, Singer Merger; and (13) Anne Seader v. Martha Stewart Living Omnimedia, Inc. et. al., filed on July 28, 2015. All of the 13 class action lawsuits name the Old Sequential, MSLO, the MSLO board of directors, Madeline Merger Sub, Inc., Singer Merger Sub, Inc. and the Company as defendants and allege that (a) members of the MSLO board of directors breached their fiduciary duties and (b) Old Sequential, MSLO, Madeline Merger Sub, Inc., Singer Merger Sub Inc. and the Company aided and abetted such alleged breaches of fiduciary duties by the MSLO board of directors. On August 18, 2015, the Delaware Chancery Court issued an order consolidating these actions for all purposes under the caption In re Martha Stewart Living Omnimedia, Inc., et. al. to be the operative complaint in the consolidated action. On January 12, 2016, after the consummation of the Mergers, the plaintiffs filed a Verified Consolidated Amended Class Action Complaint, naming Ms. Martha Stewart, the Company, Old Sequential, Madeline Merger Sub, Inc. and Singer Merger Sub, Inc. and alleging that (a) Ms. Stewart breached her fiduciary duties to MSLO’s stockholders and (b) the Company, Old Sequential, Madeline Merger Sub, Inc. and Singer Merger Sub, Inc. aided and abetted Ms. Stewart’s breach of her fiduciary duties. On April 4, 2016, Ms. Stewart and the Sequential defendants filed respective motions to dismiss the Verified Consolidated Amended Class Action Complaint. On June 15, 2016, Lead Plaintiffs sought leave to amend the complaint and file the Verified Second Amended Class Action Complaint, which Judge Slights granted on July 14, 2016. On July 18, 2016, Lead Plaintiffs filed the Verified Second Amended Class Action Complaint against Defendants, asserting that Ms. Stewart breached her fiduciary duties and asserting that Sequential, Madeline Merger Sub, Singer Merger Sub, and Holdings aided and abetted the alleged breach of fiduciary duties. On July 28, 2016, Ms. Stewart and the Sequential defendants filed respective motions to dismiss the Verified Second Amended Class Action Complaint. On October 26, 2016, Lead Plaintiffs filed their opposition to Defendants’ motions to dismiss. On November 29, 2016, Ms. Stewart and the Sequential Defendants filed reply briefs in further supports of their motions to dismiss the Verified Second Amended Class Action Complaint. Oral argument on the motions to dismiss occurred on March 22, 2017. The plaintiffs seek to recover unspecified damages allegedly sustained by the plaintiffs, restitution and disgorgement by Ms. Stewart, the recovery of plaintiffs’ attorney’s fees and other relief. We believe that we have meritorious defenses to the claims made by the plaintiffs, and we are vigorously defending such claims. Litigation costs in this matter may be significant. The Company does not expect that the ultimate resolution of this matter will have a material effect on the consolidated financial statements.

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

8.	Stock-based Compensation

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2017:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(in thousands, except share and per share data)
Outstanding - January 1, 2017	129,501	$9.65	2.3	$-
Granted	-	-
Exercised	-	-
Forfeited or Canceled	(40,500)	(12.19)
Outstanding - March 31, 2017	89,001	$8.49	2.9	$-

Exercisable - March 31, 2017	89,001	$8.49	2.9	$-

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Options	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2017	5,000	$1.96
Granted	-	-
Vested	(5,000)	(1.96)
Forfeited or Canceled	-	-
Unvested - March 31, 2017	-	$-

The Company did not grant any stock options during the three months ended March 31, 2017 and 2016.

Total compensation expense related to stock options for each of the three months ended March 31, 2017 and 2016 was less than $0.1 million. At March 31, 2017 there is no unrecognized compensation expense related to stock options.

Warrants

The following table summarizes the Company’s outstanding warrants for the three months ended March 31, 2017:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(in thousands, except share and per share data)
Outstanding - January 1, 2017	801,760	$7.87	3.1	$51
Granted	-	-
Exercised	-	-
Forfeited or Canceled	-	-
Outstanding - March 31, 2017	801,760	$7.87	2.8	$-

Exercisable - March 31, 2017	776,760	$7.69	2.7	$-

A summary of the changes in the Company’s unvested warrants is as follows:

	Number of Warrants	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2017	50,000	$6.32
Granted	-	-
Vested	(25,000)	6.32
Forfeited or Canceled	-	-
Unvested - March 31, 2017	25,000	$6.32

The Company did not issue any warrants during the three months ended March 31, 2017 and 2016.

Total compensation expense related to warrants for the three months ended March 31, 2017 and 2016 was less than $0.1 million and $0.1 million, respectively. Total unrecognized compensation expense related to warrants at March 31, 2017 amounted to less than $0.1 million and is expected to be recognized over a weighted average period of 0.2 years.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

Restricted Stock

A summary of the time-based restricted stock activity for the three months ended March 31, 2017 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
	(in thousands, except share and per share data)
Unvested - January 1, 2017	258,787	$8.45	2.1
Granted	-	-
Vested	(45,834)	(5.84)
Unvested - March 31, 2017	212,953	$9.01	2.3

The Company did not grant time-based restricted stock during the three months ended March 31, 2017 and 2016.

Total compensation expense related to time-based restricted stock and time-based restricted stock unit grants for the three months ended March 31, 2017 and 2016 was $0.1 million and $0.3 million, respectively.

Restricted Stock Units

A summary of the time-based restricted stock units activity for the three months ended March 31, 2017 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
	(in thousands, except share and per share data)
Unvested - January 1, 2017	326,667	$8.52	2.5
Granted	60,000	4.89
Vested	(78,333)	(13.27)
Unvested - March 31, 2017	308,334	$6.60	2.2

During the three months ended March 31, 2017, the Company accelerated the vesting of 66,667 shares of time-based restricted stock units for the Company’s former Chief Executive Officer in connection with the CEO transition. Total compensation expense related to these shares of $0.7 million was recorded as operating expenses in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Company granted 60,000 time-based restricted stock units to the Company’s Chief Financial Officer pursuant to an amended employment agreement, dated January 3, 2017. These shares of time-based restricted stock units had a grant date fair value of $0.3 million and vest over a period of two years. The Company recorded less than $0.1 million during the three months ended March 31, 2017 as compensation expense pertaining to this grant.

During the three months ended March 31, 2016, the Company issued 35,000 shares of time-based restricted stock units to an employee for future services. These shares of time-based restricted stock had a grant date fair value of approximately $0.3 million and vest over a period of three years. The Company recorded less than $0.1 million during the each of the three months ended March 31, 2017 and 2016 as compensation expense pertaining to this grant.

Total compensation expense related to time-based restricted stock unit grants for the three months ended March 31, 2017 and 2016 was $1.0 million and $0.1 million, respectively.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

Performance Stock Units

A summary of the PSUs activity for the three months ended March 31, 2017 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)
	(in thousands, except share and per share data)
Unvested - January 1, 2017	2,803,367	$8.18	2.4
Granted	-	-
Vested	(701,233)	(10.97)
Forfeited or Cancelled	(437,500)	(7.23)
Unvested - March 31, 2017	1,664,634	$4.31	2.7

The Company did not grant any PSUs during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Company accelerated the vesting of 200,000 PSUs for the Company’s former Chief Executive Officer in connection with the CEO transition. Total compensation expense related to these PSUs of $2.9 million was recorded as operating expenses in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

On February 28, 2017, the Compensation Committee voted to approve, on a discretionary basis, an award of 164,978 PSUs to employees and consultants. Included in the above award were 60,000 PSUs and 36,000 PSUs for the Company’s former Chief Executive Officer and Chief Financial Officer, respectively. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants. Total compensation expense related to these PSUs of $0.6 million was recorded as operating expenses in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

During the three months ended March 31, 2016, the Company granted 30,000 PSUs to an employee upon the commencement of his employment with the Company. These PSUs had a grant date fair value of $0.2 million and vest over a period of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned. The Company did not record any compensation expense during the three months ended March 31, 2017 as the likelihood of the remaining PSUs being earned was not probable. The Company recorded less than $0.1 million during the three months ended March 31, 2016 as compensation expense in the unaudited condensed consolidated statement of operations pertaining to these PSUs as the likelihood of certain PSUs being earned became probable.

On February 23, 2016, the Compensation Committee voted to approve, on a discretionary basis, an award of 69,994 PSUs to employees and consultants. Included in the above award were 20,000 PSUs and 12,000 PSUs for the Company’s former Chief Executive Officer and Chief Financial Officer, respectively. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants. Total compensation expense related to these PSUs of $0.4 million was recorded as operating expenses in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2016.

Total compensation expense related to the PSUs for the three months ended March 31, 2017 and 2016 was $3.5 million and $1.3 million, respectively.

9.	Related Party Transactions

Consulting Services Agreement with Tengram Capital Partners, L.P. (f/k/a Tengram Capital Management L.P.)

Pursuant to an agreement with Tengram Capital Partners, L.P., formerly known as Tengram Capital Management, L.P. (“TCP”), an affiliate of Tengram Capital Partners Gen2 Fund, L.P., which is one of the Company’s largest stockholders, the Company has engaged TCP, effective as of January 1, 2013, to provide services to the Company pertaining to (i) mergers and acquisitions, (ii) debt and equity financing and (iii) such other related areas as the Company may reasonably request from time to time (the “TCP Agreement”). TCP is entitled to receive compensation of $1.0 million, including fees and reimbursement of out-of-pocket expenses in connection with performing its services under the TCP Agreement. The TCP Agreement remains in effect for a period continuing through the earlier of five years or the date on which TCP and its affiliates cease to own in excess of 5% of the outstanding shares of common stock in the Company. On August 15, 2014, the Company consummated transactions pursuant to an agreement and plan of merger, dated as of June 24, 2014 (the “Galaxy Merger Agreement”) with SBG Universe Brands LLC, a Delaware limited liability company and the Company’s direct wholly-owned subsidiary (“LLC Sub”), Universe Galaxy Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of LLC Sub, Galaxy Brand Holdings, Inc. and Carlyle Galaxy Holdings, L.P. (such transactions, collectively, the “Galaxy Acquisition”). In connection with the Galaxy Merger Agreement, the Company and TCP entered into an amendment to the TCP Agreement (the “Amended TCP Agreement”), pursuant to which, among other things, TCP is entitled to receive annual fees of $0.9 million beginning with fiscal 2014.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

The Company did not pay TCP any fees during the three months ended March 31, 2017 and 2016. At March 31, 2017 and December 31, 2016, there were no amounts due to TCP for services.

Additionally, in July 2013, the Company entered into a consulting arrangement with an employee of TCP (the “TCP Employee”), pursuant to which the TCP Employee provides legal and other consulting services at the request of the Company from time to time. The TCP Employee was also issued 125,000 shares of restricted stock, vesting over a four-year period and 180,000 PSUs, vesting over three years in increments of 20% for 2014, 20% for 2015 and 60% for 2016. Additionally, the TCP employee was granted 200,000 PSUs, vesting over three years in increments of 33.3% for 2017, 33.3% for 2018 and 33.4% for 2019. The Company paid the TCP Employee $0.1 million for services under the consulting arrangement during each of the three months ended March 31, 2017 and 2016. These amounts are included in operating expenses in the Company’s unaudited condensed consolidated financial statements. At March 31, 2017 and December 31, 2016, there were no amounts due to the TCP Employee.

Transactions with E.S. Originals, Inc.

A division president of the Company maintains a passive ownership interest in one of the Company’s licensees, E.S. Originals, Inc. (“ESO”). The Company receives royalties from ESO under license agreements for certain of the Company’s brands in the footwear category. The Company recorded $3.8 million and $3.7 million of revenue for the three months ended March 31, 2017 and 2016, respectively, for royalties and advertising revenue earned from ESO license agreements. At March 31, 2017 and December 31, 2016, the Company had $7.0 million and $7.1 million recorded as accounts receivable from ESO in the condensed consolidated balance sheets, respectively.

Acquisition of FUL

On November 17, 2014, the Company made a strategic investment in FUL IP. FUL IP is a collaborative investment between the Company and JALP. FUL IP was formed for the purpose of licensing the FUL trademark to third parties in connection with the manufacturing, distribution, marketing and sale of FUL branded bags, backpacks, duffels, luggage and apparel accessories. JALP contributed the FUL trademark with a fair value of $8.9 million. In exchange for a 50.5% economic interest in FUL IP the Company paid JALP $4.5 million. JALP’s minority member interest in FUL IP has been reflected as noncontrolling interest on the Company’s condensed consolidated balance sheets. One of the Company’s directors, Mr. Al Gossett, has a partial ownership interest in JALP. No noncontrolling interest was recorded during the three months ended March 31, 2017. There was approximately $0.1 million of noncontrolling interest recorded during the three months ended March 31, 2016.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

The Intangible Asset Agreement has an initial term commencing at December 4, 2015 and ending on December 31, 2020, provided that the term will automatically be renewed for five additional calendar years ending December 31, 2025 (subject to earlier termination as provided in the employment agreement) if either the aggregate gross licensing revenues (as defined in the employment agreement) for calendar years 2018 through 2020 exceed $195 million or the gross licensing revenues for calendar year 2020 equal or exceed $65 million. During the term of the Intangible Asset Agreement with the Company, Lifestyle Research Center LLC will be entitled to receive a guaranteed annual payment of $1.7 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company plus reimbursable expenses. The Company has paid Lifestyle Research Center LLC $0.6 million and less than $0.1 million in connection with other related services during the three months ended March 31, 2017 and 2016, respectively.

During the term of the IP Agreement with the Company, Ms. Stewart will be entitled to receive a guaranteed annual payment of $1.3 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company. During each of the three months ended March 31, 2017 and 2016, the Company made payments of approximately $0.3 million to Ms. Stewart in connection with the terms of the IP Agreement. The IP License Agreement is perpetual.

During each of the three months ended March 31, 2017 and 2016, the Company expensed non-cash interest of $0.2 million related to the accretion of the present value of these guaranteed contractual payments.

10.	Restructuring

The Company did not incur restructuring charges during the three months ended March 31, 2017.

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

On a cumulative basis, the Company has recorded $11.9 million of restructuring charges in connection with the acquisition of MSLO, headcount reductions and contract termination costs. The associated employee headcount reductions in connection with the reduction in workforce since inception were 65 employees. The Company does not expect to incur any additional charges.

A restructuring accrual of $1.5 million as of March 31, 2017 and December 31, 2016 is included in accounts payable and accrued expenses on the condensed consolidated balance sheets. This accrual included amounts provided for contract termination fees. The Company has paid $9.0 million in cash related to these initiatives as of March 31, 2017.

Changes in the restructuring accruals during the three months ended March 31, 2017 were as follows:

	Severance & Related Benefits	Contract Termination Costs	Professional Fees	Total Accrual
	(in thousands)
Balance at January 1, 2017	$-	$1,500	$-	$1,500
Charges to expense	-	-	-	-
Amounts paid	-	-	-	-
Balance at March 31, 2017	$-	$1,500	$-	$1,500

The majority of the remaining contract termination costs are expected to be paid by the end of fiscal 2017.

11.	New Accounting Pronouncements

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

ASU 2017-04 is effective prospectively for annual and interim periods beginning on or after December 15, 2019, and early adoption is permitted on testing dates after January 1, 2017. The Company adopted the provisions of ASU 2017-04 during the first quarter of 2017. The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2017-01, “FASB Clarifies the Definition of a Business”

In January 2017, the FASB issued ASU No. 2017-01, “FASB Clarifies the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business in ASC 805. The amendments in ASU 2017-01 are intended to make application of the guidance more consistent and cost-efficient.

ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The Company does not expect the adoption of ASU 2017-01 to have a material impact on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or MD&A, should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and related notes and with the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2016. The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties. See the cautionary statement regarding forward-looking statements on page 3 of this Quarterly Report for a description of important factors that could cause actual results to differ from expected results.

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

We license our brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of March 31, 2017, we had more than one-hundred fifty licensees, with wholesale licensees comprising a significant majority.

Our license agreements typically require a licensee to pay us royalties based upon net sales and, in most cases, contain guaranteed minimum royalties. Our license agreements also require licensees to support the brands by either paying or spending contractually guaranteed minimum amounts for the marketing and advertising of the respective licensed brands. As of March 31, 2017, we had contractual rights to receive an aggregate of $429.6 million in minimum royalty and marketing and advertising revenue from our licensees through the balance of the current terms of such licenses, excluding any renewals.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 14, 2017, for a discussion of our critical accounting policies. During the three months ended March 31, 2017, there were no material changes to these policies.

Correction of Immaterial Error

The Company has corrected an immaterial error in its consolidated statement of cash flows for the three months ended March 31, 2016. This correction is related to the payment of certain guaranteed obligations in connection with previous acquisitions and reflects an increase in cash used in operating activities of $0.3 million and a decrease in cash provided by financing activities of $0.3 million. There is no impact to the condensed consolidated balance sheets, condensed consolidated statements of operations or condensed consolidated statements of changes in equity.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Three Months Ended March 31,		Change	Change
	2017	2016	(Dollars)	(Percentage)
	(in thousands, except percentages)
Net revenue	$39,400	$34,008	$5,392	15.9%
Operating expenses	23,408	21,977	1,431	6.5%
Income from operations	15,992	12,031	3,961	32.9%
Other income	34	93	(59)	-63.4%
Interest expense, net	14,486	10,690	3,796	35.5%
Income before income taxes	1,540	1,434	106	7.4%
Provision for income taxes	585	399	186	46.6%
Net income	955	1,035	(80)	-7.7%
Net income attributable to noncontrolling interest	(2,135)	(2,111)	(24)	1.1%
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(1,180)	$(1,076)	$(104)	9.7%

Net revenue. The increase in net revenue for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 is primarily attributable to the acquisition of GAIAM, Inc. during the third quarter of 2016. Net revenue for the three months ended March 31, 2017 consists primarily of licensing revenue earned from our license agreements relating to the Martha Stewart, Jessica Simpson, GAIAM, Avia, AND1, Ellen Tracy and Joe’s Jeans brands. Net revenue for the three months ended March 31, 2016 consists primarily of licensing revenue earned from our license agreements relating to the Martha Stewart, Jessica Simpson, Avia, AND1, Ellen Tracy and Joe’s Jeans brands.

Operating expenses. Operating expenses increased $1.4 million for the three months ended March 31, 2017 to $23.4 million compared to $22.0 million for the three months ended March 31, 2016. This increase was primarily driven by increased stock-based compensation and severance of $6.7 million in connection with the Company’s CEO transition, partially offset by a decrease in restructuring costs of $2.5 million, acquisition related costs of $1.3 million, stock-based compensation costs of $0.8 million and advertising costs of $0.8 million.

Other income. Other income during the three months ended March 31, 2017 and 2016 consists of immaterial items.

Interest expense, net. The year-over-year increase in net interest expense of $3.8 million is primarily due to an increase in interest incurred under our loan agreements. Interest expense during the three months ended March 31, 2017 includes interest incurred under our loan agreements of $13.3 million, non-cash interest related to the amortization of deferred financing costs of $1.0 million and non-cash interest of $0.2 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions. Interest expense during the three months ended March 31, 2016 includes interest incurred under our loan agreements and interest rate swaps of $10.0 million, non-cash interest related to the amortization of deferred financing costs of approximately $0.4 million and non-cash interest of $0.3 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions.

Income taxes. The provision for income taxes for the three months ended March 31, 2017 and 2016 represents the non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes and taxes for state, local and foreign jurisdictions. The effective tax rate differs from the statutory tax rate primarily due to benefits from taxes attributable to noncontrolling interest and changes in valuation allowance.

Noncontrolling interest. Noncontrolling interest for the three months ended March 31, 2017 represents net income allocations of $1.9 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson) and $0.2 million to Elan Polo International, Inc., a member of DVS LLC. Noncontrolling interest for the three months ended March 31, 2016 represents net income allocations of $1.9 million to With You, Inc., $0.1 million to Elan Polo International, Inc. and $0.1 million to JALP, LLC, a member of FUL IP Holdings, LLC.

Liquidity and Capital Resources

As of March 31, 2017, we had cash on hand, including restricted cash, of $23.0 million and a net working capital balance (defined below) of $22.0 million. Additionally, we had outstanding debt obligations under our loan agreements of $655.9 million, which is shown net of $17.0 million of deferred financing fees in the condensed consolidated balance sheets. As of December 31, 2016, we had cash on hand, including restricted cash, of $20.7 million and a net working capital balance (defined below) of $26.8 million. Additionally, we had outstanding debt obligations under our loan agreements of $663.0 million, which is shown net of $18.0 million of deferred financing fees in the condensed consolidated balance sheets. Net working capital is defined as current assets minus current liabilities, excluding restricted cash. We believe that cash from operations and our currently available cash (including available borrowings under our existing financing arrangements and available-for-sale securities) will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Note 6 to our condensed consolidated financial statements for a description of certain financing transactions consummated by us. There are no material capital expenditure commitments as of March 31, 2017.

Cash Flows from Operations

Cash flows from operations for operating, financing and investing activities for the three months ended March 31, 2017 and 2016 are summarized in the following table:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Operating activities	$13,411	$6,816
Investing activities	(261)	(634)
Financing activities	(10,826)	(6,363)
Net increase (decrease) in cash	$2,324	$(181)

Operating Activities

Net cash provided by operating activities from operations increased $6.6 million to $13.4 million for the three months ended March 31, 2017 as compared to $6.8 million for the three months ended March 31, 2016. The $6.6 million increase was primarily attributable to an increase in non-cash items of $3.1 million, changes in accounts payable and accrued expenses of $3.6 million and an increase in accounts receivable of $0.9 million on a year-over-year basis, partially offset by changes in prepaid expenses and other assets of $1.5 million and a decrease in deferred revenue of $0.6 million.

Investing Activities

Net cash used in investing activities from operations decreased $0.3 million to $0.3 million for the three months ended March 31, 2017 compared to $0.6 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, we purchased $0.1 million of property and equipment compared to $0.6 million during the three months ended March 31, 2016.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2017 increased $4.4 million to $10.8 million compared to $6.4 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, we made principal payments of $7.1 million under our loan agreements in accordance with contractual terms and $2.1 million of distributions to certain noncontrolling interest partners. During the three months ended March 31, 2016, we made principal payments of $4.0 million under our loan agreements in accordance with contractual terms and $1.5 million of distributions to certain noncontrolling interest partners. In addition, during the three months ended March 31, 2017, we repurchased common stock of $1.1 million as compared to $0.5 million during the three months ended March 31, 2016.

Debt

As of March 31, 2017, we were party to a Third Amended and Restated First Lien Credit Agreement with Bank of America, N.A. as administrative and collateral agent (the “Amended BoA Credit Agreement”) and a Third Amended and Restated Credit Agreement with Wilmington Trust, National Association as administrative agent and collateral agent (the “GSO Credit Agreement”), referred to as our loan agreements. Refer to Note 6 to our unaudited condensed consolidated financial statements for a discussion of our borrowings and the terms of these debt facilities. As of March 31, 2017 and December 31, 2016, our long-term debt, including current portion, was $655.9 million and $663.0 million, which is shown net of $17.0 million and $18.0 million of deferred financing fees, respectively, in the condensed consolidated balance sheets. As of March 31, 2017 and December 31, 2016, we had $9.0 million of availability under the current revolving credit facility (the “Revolving Credit Facility”), subject to meeting certain leverage ratios. We may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.33:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 2.50:100 and (b) with respect to any other increase, 2.40:1.00, subject to the satisfaction of certain conditions in the Amended BoA Credit Agreement. We may request one or more additional term loan facilities or the increase of term loan commitments under the GSO Credit Agreement as would not cause the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, subject to the satisfaction of certain conditions in the GSO Credit Agreement. We made $7.1 million of principal repayments under our loan agreements during the three months ended March 31, 2017.

Contractual Obligations

On February 21, 2017, the Company amended the lease of its corporate headquarters which extends the lease through December 31, 2033 and effective in February 2018, lowers the rented square footage to approximately 63,000 square feet of corporate office space and 7,000 square feet of other rentable space. The Company’s contractual obligations as of March 31, 2017 for the amended lease is summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Corporate Headquarters Lease	$79,373	$5,404	$6,631	$9,492	$57,846

Future Capital Requirements

We believe cash on hand and cash from operations will be sufficient to meet our capital requirements for the twelve months following the filing of these financial statements. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity or debt securities. The extent of our future capital requirements will depend on many factors, including our results of operations and growth through the acquisition of additional brands, and we cannot be certain that we will be able to obtain additional financing in sufficient amounts or on acceptable terms in the near future, if at all.

Off-Balance Sheet Arrangements

At March 31, 2017 and December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our earnings may also be affected by changes in LIBOR interest rates as a result of our loan agreements. As further discussed in Notes 3 and 6 to our accompanying unaudited condensed consolidated financial statements, we have entered into interest rate caps to mitigate the effects of a change in LIBOR interest rates. An increase in LIBOR interest rates of one percent affecting the loan agreements would not have had a material effect on our results of operations during the three months ended March 31, 2017 and 2016.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2017, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017 such that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

MSLO Stockholder Complaint

In connection with the merger of MSLO in December 2015, the following 13 putative stockholder class action lawsuits have been filed in the Court of Chancery of the State of Delaware: (1) David Shaev Profit Sharing Plan f/b/o David Shaev v. Martha Stewart Living Omnimedia Inc. et. al., filed on June 25, 2015; (2) Malka Raul v. Martha Stewart Living Omnimedia Inc. et. al., filed on June 26, 2015; (3) Daniel Lisman v. Martha Stewart Living Omnimedia Inc. et. al., filed on June 29, 2015; (4) Matthew Sciabacucchi v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 2, 2015; (5) Harold Litwin v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 5, 2015; (6) Richard Schiffrin v. Martha Stewart, filed on July 7, 2015; (7) Cedric Terrell v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 8, 2015; (8) Dorothy Moore v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 8, 2015; (9) Paul Dranove v. Pierre De Villemejane. et. al., filed on July 8, 2015; (10) Phuc Nguyen v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 10, 2015; (11) Kenneth Steiner v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 16, 2015; (12) Karen Gordon v. Martha Stewart et. al., filed on July 27, 2015 against the MSLO Board of Directors, Sequential, Madeline Merger Sub, Singer Merger; and (13) Anne Seader v. Martha Stewart Living Omnimedia, Inc. et. al., filed on July 28, 2015. All of the 13 class action lawsuits name the Old Sequential, MSLO, the MSLO board of directors, Madeline Merger Sub, Inc., Singer Merger Sub, Inc. and the Company as defendants and allege that (a) members of the MSLO board of directors breached their fiduciary duties and (b) Old Sequential, MSLO, Madeline Merger Sub, Inc., Singer Merger Sub Inc. and the Company aided and abetted such alleged breaches of fiduciary duties by the MSLO board of directors. On August 18, 2015, the Delaware Chancery Court issued an order consolidating these actions for all purposes under the caption In re Martha Stewart Living Omnimedia, Inc., et. al. to be the operative complaint in the consolidated action. On January 12, 2016, after the consummation of the Mergers, the plaintiffs filed a Verified Consolidated Amended Class Action Complaint, naming Ms. Martha Stewart, the Company, Old Sequential, Madeline Merger Sub, Inc. and Singer Merger Sub, Inc. and alleging that (a) Ms. Stewart breached her fiduciary duties to MSLO’s stockholders and (b) the Company, Old Sequential, Madeline Merger Sub, Inc. and Singer Merger Sub, Inc. aided and abetted Ms. Stewart’s breach of her fiduciary duties. On April 4, 2016, Ms. Stewart and the Sequential defendants filed respective motions to dismiss the Verified Consolidated Amended Class Action Complaint. On June 15, 2016, Lead Plaintiffs sought leave to amend the complaint and file the Verified Second Amended Class Action Complaint, which Judge Slights granted on July 14, 2016. On July 18, 2016, Lead Plaintiffs filed the Verified Second Amended Class Action Complaint against Defendants, asserting that Ms. Stewart breached her fiduciary duties and asserting that Sequential, Madeline Merger Sub, Singer Merger Sub, and Holdings aided and abetted the alleged breach of fiduciary duties. On July 28, 2016, Ms. Stewart and the Sequential defendants filed respective motions to dismiss the Verified Second Amended Class Action Complaint. On October 26, 2016, Lead Plaintiffs filed their opposition to Defendants’ motions to dismiss. On November 29, 2016, Ms. Stewart and the Sequential Defendants filed reply briefs in further supports of their motions to dismiss the Verified Second Amended Class Action Complaint. Oral argument on the motions to dismiss occurred on March 22, 2017. The plaintiffs seek to recover unspecified damages allegedly sustained by the plaintiffs, restitution and disgorgement by Ms. Stewart, the recovery of plaintiffs’ attorney’s fees and other relief. We believe that we have meritorious defenses to the claims made by the plaintiffs, and we are vigorously defending such claims. Litigation costs in this matter may be significant. We do not expect that the ultimate resolution of this matter will have a material effect on our consolidated financial statements.

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

With respect to our outstanding legal matters, based on our current knowledge, we believe that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. Further, regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See Note 7 to our unaudited condensed consolidated financial statements for further discussion of legal proceedings to which we are party.

Item 1A.	Risk Factors

Cautionary Statements and Risk Factors

This Quarterly Report contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 14, 2017. There have been no material changes to such risk factors during the three months ended March 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities during the three months ended March 31, 2017.

During the three months ended March 31, 2017, we repurchased 287,641 shares of our common stock from employees for tax withholding purposes related to the vesting of restricted stock. We do not currently have in place a repurchase program with respect to our common stock.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 - 31	-	-	N/A	N/A

February 1 - 28	4,159	$3.93	N/A	N/A

March 1 - 31	283,482	$3.69	N/A	N/A

Total	287,641		-	-

(1)	During the first quarter of 2017, 287,641 shares were purchased from employees for tax withholding purposes related to the vesting of restricted stock. All shares were purchased other than through a repurchase plan or program.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

10.1	Amendment to Employment agreement, dated as of January 3, 2017, by and between Sequential Brands Group, Inc. and Gary Klein. Incorporated by reference to Exhibit 10.1 to Sequential Brands Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2017.

10.2	Employment Agreement, dated as of March 22, 2017, by and between Sequential Brands Group, Inc. and Karen Murray. Incorporated by reference to Exhibit 10.1 to Sequential Brands Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2017.

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: May 10, 2017	/s/ Gary Klein
By: Gary Klein
Title: Chief Financial Officer (Principal Financial Officer)

