Form 10-Q
period 2017-06-30
Sequential Brands Group, Inc.
filed 2017-08-09
CIK 1648428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☐Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 28, 2017, the registrant had 63,107,392 shares of common stock, par value $0.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Note 2)
Assets
Current Assets:
Cash	$19,734	$19,133
Restricted cash	1,521	1,521
Accounts receivable, net	49,231	53,195
Available-for-sale securities	-	7,673
Prepaid expenses and other current assets	4,223	4,366
Total current assets	74,709	85,888

Property and equipment, net	6,579	7,674
Intangible assets, net	1,033,503	1,030,212
Goodwill	304,123	307,744
Other assets	3,328	3,345
Total assets	$1,422,242	$1,434,863

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$15,014	$18,915
Current portion of long-term debt	28,300	28,300
Current portion of deferred revenue	7,933	10,374
Total current liabilities	51,247	57,589

Long-term debt, net of current portion	604,559	616,735
Long-term deferred revenue, net of current portion	12,083	13,909
Deferred tax liability	203,967	200,357
Other long-term liabilities	8,098	8,705
Total liabilities	879,954	897,295

Commitments and Contingencies

Equity:
Preferred stock Series A, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized; 63,492,719 and 62,602,041 shares issued at June 30, 2017 and December 31, 2016, respectively, and 63,107,392 and 62,504,355 shares outstanding at June 30, 2017 and December 31, 2016, respectively	633	624
Additional paid-in capital	507,555	502,564
Accumulated other comprehensive loss	(555)	(144)
Accumulated deficit	(38,301)	(39,651)
Treasury stock, at cost; 385,327 and 97,686 shares at June 30, 2017 and December 31, 2016, respectively	(1,702)	(638)
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	467,630	462,755
Noncontrolling interests	74,658	74,813
Total equity	542,288	537,568
Total liabilities and equity	$1,422,242	$1,434,863

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net revenue	$42,144	$34,154	$81,544	$68,162
Operating expenses	17,900	20,920	41,308	42,897
Income from operations	24,244	13,234	40,236	25,265
Other expense (income)	1,801	-	1,767	(93)
Interest expense, net	14,877	10,599	29,363	21,289
Income before income taxes	7,566	2,635	9,106	4,069
Provision for income taxes	3,115	1,019	3,700	1,418
Net income	4,451	1,616	5,406	2,651
Net income attributable to noncontrolling interests	(1,921)	(1,681)	(4,056)	(3,792)
Net income (loss) attributable to Sequential Brands Group, Inc. and Subsidiaries	$2,530	$(65)	$1,350	$(1,141)

Earnings (loss) per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic	$0.04	$(0.00)	$0.02	$(0.02)
Diluted	$0.04	$(0.00)	$0.02	$(0.02)

Weighted-average common shares outstanding:
Basic	62,925,565	62,062,714	62,693,925	61,636,291
Diluted	62,980,508	62,062,714	62,911,394	61,636,291

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Sequential Brands Group, Inc. and Subsidiaries Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	Interests	Equity
Balance at January 1, 2017	-	$-	62,602,041	$624	$502,564	$(144)	$(39,651)	(97,686)	$(638)	$462,755	$74,813	$537,568
Stock-based compensation	-	-	890,678	9	5,011	-	-	-	-	5,020	-	5,020
Stock registration costs	-	-	-	-	(20)	-	-	-	-	(20)	-	(20)
Unrealized loss on interest rate cap	-	-	-	-	-	(411)	-	-	-	(411)	-	(411)
Repurchase of common stock	-	-	-	-	-	-	-	(287,641)	(1,064)	(1,064)	-	(1,064)
Noncontrolling interest distributions	-	-	-	-	-	-	-	-	-	-	(4,211)	(4,211)
Net income attributable to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	4,056	4,056
Net income attributable to common stockholders	-	-	-	-	-	-	1,350	-	-	1,350	-	1,350
Balance at June 30, 2017	-	$-	63,492,719	$633	$507,555	$(555)	$(38,301)	(385,327)	$(1,702)	$467,630	$74,658	$542,288

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2017	2016

Cash Flows From Operating Activities
Net income	$5,406	$2,651
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	121	275
Depreciation and amortization	2,415	2,209
Stock-based compensation	5,020	3,493
Amortization of deferred financing costs	1,974	865
Income from equity method investment	(31)	-
Loss on disposal of fixed assets	2	501
Realized loss on sale of available-for-sale securities	1,916	-
Deferred income taxes	3,610	1,316
Changes in operating assets and liabilities:
Accounts receivable	3,843	7,413
Prepaid expenses and other assets	(167)	515
Accounts payable and accrued expenses	(4,569)	(6,435)
Deferred revenue	(4,267)	(833)
Other liabilities	768	(363)
Cash Provided By Operating Activities From Continuing Operations	16,041	11,607
Cash Used In Operating Activities From Discontinued Operations	-	(8)
Cash Provided By Operating Activities	16,041	11,599

Cash Flows From Investing Activities
Investments in intangible assets, including registration and renewal costs	(215)	(197)
Proceeds from sale of available-for-sale securities	5,757	-
Purchases of property and equipment	(239)	(1,301)
Proceeds from sale of property and equipment	2	45
Changes in restricted cash	-	(990)
Cash Provided By (Used In) Investing Activities	5,305	(2,443)

Cash Flows From Financing Activities
Stock registration costs	(20)	-
Payment of long-term debt	(14,150)	(9,000)
Guaranteed payments in connection with acquisitions	(1,300)	(900)
Repurchases of common stock	(1,064)	(501)
Noncontrolling interest distributions	(4,211)	(3,664)
Cash Used In Financing Activities	(20,745)	(14,065)

Net Increase (Decrease) In Cash	601	(4,909)
Cash — Beginning of period	19,133	41,560
Cash — End of period	$19,734	$36,651

Supplemental Disclosures Of Cash Flow Information
Cash paid for:
Interest	$27,281	$20,196
Taxes	$90	$81

Non-cash Investing And Financing Activities
Accrued purchases of property and equipment at period end	$593	$-
Unrealized loss on available-for-sale securities during the period	$-	$(58)
Unrealized loss on interest rate cap during the period	$(411)	$-

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

1.	Organization and Nature of Operations

Overview

Sequential Brands Group, Inc. (the “Company”) owns a portfolio of consumer brands in the fashion, active and home categories.  The Company aims to maximize the strategic value of its brands by promoting, marketing and licensing its global brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories.  The Company’s core strategy is to enhance and monetize the global reach of its existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify its portfolio of brands.  The Company licenses brands to both wholesale and direct-to-retail licensees.  In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory.  In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites.  As of June 30, 2017, the Company had more than one-hundred fifty licensees, with wholesale licensees comprising a significant majority.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 14, 2017, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2016, 2015 and 2014.  The financial information as of December 31, 2016 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The interim results for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

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

JUNE 30, 2017

(UNAUDITED)

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

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees and other customers and its evaluation of their creditworthiness, payment history and account aging.  Accounts receivable balances deemed to be uncollectible are written off after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $0.3 million and $0.2 million as of June 30, 2017 and December 31, 2016.

The Company’s accounts receivable, net amounted to $49.2 million and $53.2 million as of June 30, 2017 and December 31, 2016, respectively.  Three licensees accounted for approximately 49%  (21%,  14% and 14%) of the Company’s total consolidated accounts receivable balance as of June 30, 2017 and four licensees accounted for approximately 49%  (14%,  13%,  12% and 10%) of the Company’s total consolidated accounts receivable balance as of December 31, 2016.  The Company does not believe the accounts receivable balance from these licensees represents a significant collection risk based on past collection experience.

Investments

The Company had marketable securities that were classified as available-for-sale securities under ASC 320, Investments – Debt and Equity Securities.  Such available-for-sale securities are reported at fair value in the condensed consolidated balance sheets and, at the time of purchase, were reported in the unaudited condensed consolidated statements of cash flows as an investing activity.  The Company reviews its available-for-sale securities at each reporting period to determine whether a decline in fair value is other-than-temporary.  Any decline in fair value that is determined to be other-than-temporary would result in an adjustment for an impairment charge in the accompanying unaudited condensed consolidated statements of operations.  The primary factors the Company considers in its determination are (i) the length of time that the fair value of the available-for-sale security is below the Company’s carrying value, (ii) the financial condition and operating performance of the available-for-sale security, (iii) the reason for decline in fair value and (iv) the Company’s intent and ability to hold the investment in available-for-sale security for a period of time sufficient to allow for a recovery in fair value.  Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific-identification basis.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

The unrealized gains and losses on the available-for-sale securities held by the Company as of December 31, 2016 is set forth below.

			December 31, 2016
				Gross Unrealized
	Historical Cost	Cost Basis (1)	Estimated Fair Value	Gains	Losses
	(in thousands)

Available-for-sale securities	$12,048	$7,673	$7,673	$-	$-

 (1)  The cost basis is historical cost less other-than-temporary impairment.

During the three and six months ended June 30, 2017, the Company sold its available-for-sale securities for $5.8 million.  The book cost basis of the available-for-sale securities was $7.7 million, which was determined using the specific identification method.  The sale resulted in a net realized loss of $1.9 million, which is recorded in other expense (income) in the unaudited condensed consolidated statements of operations.  Included in the $1.9 million is $1.5 million that was reclassified from accumulated other comprehensive loss during the three months ended June 30, 2017.

Equity Method Investment

For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation, the Company uses the equity method of accounting.  On July 1, 2016, the Company acquired a 49.9% noncontrolling interest in Gaiam Pty. Ltd. in connection with its acquisition of Gaiam Brand Holdco, LLC, which is included in other assets in the condensed consolidated balance sheets.  The Company’s share of earnings from its equity method investee, which was not material for the three and six months ended June 30, 2017, is included in other expense (income) in the unaudited condensed consolidated statements of operations.

The Company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investment may not be recoverable.  The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other-than-temporary.

Goodwill and Intangible Assets

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Qualitative factors considered include, for example, macroeconomic and industry conditions, overall financial performance, and other relevant entity-specific events.  If the Company bypasses the qualitative assessment, or concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it then performs a quantitative goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.

The quantitative goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value.  The Company has determined that it has a single reporting unit and considers its market capitalization (calculated as total common shares outstanding multiplied by the common equity price per share, as adjusted for a control premium factor) to represent its estimated fair value.  If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed.  If, however, the estimated fair value of the reporting unit is less than its carrying amount, the Company will recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Stock-Based Compensation

Compensation cost for restricted stock is measured using the quoted market price of the Company’s common stock at the date the common stock is granted.  For restricted stock and restricted stock units, for which restrictions lapse with the passage of time (“time-based restricted stock”), compensation cost is recognized on a straight-line basis over the period between the issue date and the date that restrictions lapse.  Time-based restricted stock is included in total shares of common stock outstanding upon the lapse of applicable restrictions.  For restricted stock, for which restrictions are based on performance measures (“performance stock units” or “PSUs”), restrictions lapse when those performance measures have been deemed achieved.  Compensation cost for PSUs is recognized on a straight-line basis during the period from the date on which the likelihood of the PSUs being earned is deemed probable and (x) the end of the fiscal year during which such PSUs are expected to vest or (y) the date on which awards of such PSUs may be approved by the compensation committee of the Company’s board of directors (the “Compensation Committee”) on a discretionary basis, as applicable.  PSUs are included in total shares of common stock outstanding upon the lapse of applicable restrictions.  PSUs are included in total diluted shares of common stock outstanding when the performance measures have been deemed achieved but the PSUs have not yet been issued.

Fair value cost for stock options and warrants is calculated using the Black-Scholes valuation model and is expensed on a straight-line basis over the requisite service period of the grant.  The Company elected to early adopt the provisions of ASU 2016-09 “Simplifying the Accounting for Share-Based Payments” (“ASU 2016-09”) and reduces compensation cost for actual forfeitures as they occur.  Prior to the adoption to ASU 2016-09, the Company’s estimated forfeiture rate utilized in calculating compensation cost was zero percent based on the Company’s limited historical forfeiture experience.

At each subsequent reporting period prior to the lapse of restrictions on warrants, time-based restricted stock and PSUs granted to non-employees, the Company remeasures the aggregate compensation cost of such grants using the Company’s fair value at the end of such reporting period and revises the straight-line recognition of compensation cost in line with such remeasured amount.

Leases

The Company leases certain properties for office and showroom.  Certain of the Company's lease agreements contain rent escalation clauses, free rent periods and tenant inducement payments.  Rent expense for noncancelable operating leases with scheduled rent increases is recognized on a straight-line basis over the expected lease term.  The difference between straight-line rent expense and the scheduled payment amounts is recorded as a deferred rent asset or liability.

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

JUNE 30, 2017

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Basic weighted-average common shares outstanding	62,925,565	62,062,714	62,693,925	61,636,291
Acquisition hold back shares	-	-	-	-
Warrants	-	-	-	-
Stock options	-	-	-	-
Performance based restricted stock	-	-	131,253	-
Unvested restricted stock	54,943	-	86,216	-
Diluted weighted-average common shares outstanding	62,980,508	62,062,714	62,911,394	61,636,291

 The computation of diluted EPS for the three and six months ended June 30, 2017 and 2016 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Acquisition hold back shares	-	-	-	347,527
Warrants	801,760	349,493	801,760	344,410
Stock options	84,000	15,459	84,000	13,899
Performance based restricted stock	-	408,555	-	408,555
Unvested restricted stock	519,489	129,153	419,489	103,676
Total	1,405,249	902,660	1,305,249	1,218,067

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash, restricted cash, accounts receivable and available-for-sale securities.  Cash is held to meet working capital needs and future acquisitions.  Restricted cash is pledged as collateral for a comparable amount of irrevocable standby letters of credit for certain of the Company’s leased properties.  Substantially all of the Company’s cash, restricted cash and available-for-sale securities, prior to being sold, are deposited with high quality financial institutions.  At times, however, such cash, restricted cash and available-for-sale securities may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.  The Company has not experienced any losses in such accounts as of June 30, 2017.

Concentration of credit risk with respect to accounts receivable is minimal due to the collection history.  The Company performs periodic credit evaluations of its customers’ financial condition.  The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

Customer Concentrations

The Company recorded net revenues of $42.1 million and $34.2 million during the three months ended June 30, 2017 and 2016, respectively.  During the three months ended June 30, 2017, two licensees represented at least 10% of net revenue, accounting for 12% and 11% of the Company’s net revenue.  During the three months ended June 30, 2016, two licensees represented at least 10% of net revenue, accounting for 13% and 11% of the Company’s net revenue.

The Company recorded net revenues of $81.5 million and $68.2 million during the six months ended June 30, 2017 and 2016, respectively.  During the six months ended June 30, 2017, two licensees represented at least 10% of net revenue, accounting for 12% and 11% of the Company’s net revenue.  During the six months ended June 30, 2016, two licensees represented at least 10% of net revenue, accounting for 12% and 11% of the Company’s net revenue.

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

Noncontrolling Interest

Noncontrolling interest recorded for the three and six months ended June 30, 2017 represents income allocations to Elan Polo International, Inc., a member of DVS Footwear International, LLC and With You, Inc., a member of With You LLC (the partnership between the Company and Jessica Simpson).  Noncontrolling interest recorded for the three and six months ended June 30, 2016 represents income allocations to Elan Polo International, Inc., With You, Inc. and JALP, LLC (“JALP”), a member of FUL IP Holdings, LLC (“FUL IP”).

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

JUNE 30, 2017

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

As of June 30, 2017 and December 31, 2016, there were no assets or liabilities that are required to be measured at fair value on a recurring basis, except for available-for-sale securities, interest rate cap, contingent earn outs relating to the Linens ‘N Things brand (the “LNT Contingent Earn Out”) and Legacy Payments (as defined below) to Ms. Martha Stewart.   The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at June 30, 2017 and December 31, 2016:

		Carrying Value		Fair Value
Financial Instrument	Level	6/30/2017	12/31/2016	6/30/2017	12/31/2016
		(in thousands)
Available-for-sale securities	1	$-	$7,673	$-	$7,673
Interest rate cap	2	$1,246	$1,248	$691	$1,104
2016 Term Loans	3	$568,350	$582,500	$558,828	$551,324
2016 Revolving Loan	3	$80,500	$80,500	$80,156	$60,755
LNT Contingent Earn Out	3	$-	$-	$-	$-
Legacy Payments	3	$2,114	$1,995	$2,114	$1,995

The carrying amounts of the Company’s cash,  restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.

The Company records its available-for-sale securities on the condensed consolidated balance sheets at fair value using Level 1 inputs at December 31, 2016.  The fair value of the Company’s available-for-sale securities was based upon quoted market prices for identical assets in active markets.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

The Company’s risk management objective and strategy with respect to the 2016 Cap Agreements is to reduce its exposure to variability in expected future cash outflows (forecasted interest payments) attributable to changes in 1-month LIBOR rates, the designated benchmark interest rate being hedged, relating to a portion of its outstanding floating-rate debt.  The 2016 Cap Agreements protect the Company from increases in hedged cash flows on its floating-rate debt attributable to changes in 1-month LIBOR rates above the strike rate.  Should 1-month LIBOR rates exceed 1.50% on a rate reset date during the terms of the 2016 Cap Agreements, the financial institutions will pay the Company for an amount equivalent to the excess interest over the strike rate.  To the extent the hedging relationship is perfectly effective, changes in the fair value of the hedging instrument each period will be deferred in accumulated other comprehensive loss in the statement of changes in equity, and the upfront hedging instrument purchase price will be reclassified to interest expense, net in the unaudited condensed consolidated statements of operations according to its caplet values.  If hedge ineffectiveness exists, accumulated other comprehensive loss will be adjusted to a balance that reflects the lesser of either the cumulative change in the fair value of the hedging or the cumulative change in the fair value of the hypothetically “perfect” derivative.  The amount of ineffectiveness, if any, recorded in earnings would be equal to the excess of the cumulative change in the fair value of the hedging instrument over the cumulative change in the fair value of the hypothetical derivative.

The components of the 2016 Cap Agreements as of June 30, 2017 are as follows:

	Notional Value	Derivative Asset	Derivative Liability

	(in thousands)

LIBOR based loans	$500,000	$-	$555

For purposes of this fair value disclosure, the Company based its fair value estimate for the 2016 Term Loans and 2016 Revolving Loan (each, as defined in Note 7)  on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the loan agreements based on interest rates as of June 30, 2017 and December 31, 2016 for debt with similar risk characteristics and maturities.

On the date of the acquisition of Galaxy Brand Holdings, Inc., no value was assigned to the LNT Contingent Earn Out based on the remote probability that the Linens ‘N Things brand will achieve the performance measurements.  At June 30, 2017 and December 31, 2016, the LNT Contingent Earn Out had no value.  The Company continues to evaluate these performance measurements at each reporting period and determines their fair values if/when the achievement of the performance measurements becomes probable.

In connection with the acquisition of Martha Stewart Living Omnimedia (“MSLO”), beginning with calendar years commencing on or after January 1, 2026, the Company will pay Ms. Stewart three and one-half percent (3.5%) of Gross Licensing Revenues (as defined in Ms. Stewart’s employment agreement) for each such calendar year for the remainder of Ms. Stewart’s life (with a minimum of five (5) years of payments, to be made to Ms. Stewart’s estate if Ms. Stewart dies before December 31, 2030) (the “Legacy Payments”).  The Company recorded $0.1 million of accretion during each of the three and six months ended June 30, 2017 and 2016 related to the Legacy Payments and recorded the expense within interest expense, net in the unaudited condensed consolidated statements of operations.

4.	Acquisition

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

The Company made the following updates to the purchase price during the three and six months ended June 30, 2017 in connection with finalizing the valuation of the Gaiam Brand Holdco, LLC acquisition (in thousands):

Allocated to:
Goodwill	$(3,621)
Trademarks	3,568
Equity method investment	53
$--

The final allocation of the purchase price is summarized as follows (in thousands):

Purchase Price Allocation - Gaiam Brand Holdco, LLC

Total consideration paid	$147,587

Allocated to:
Trademarks	$145,923
Goodwill	1,084
Equity method investment	757
Customer agreements	23
Accrued expenses	(200)
$147,587

The Company and Gaiam Brand Holdco, LLC elected to treat the acquisition as an asset acquisition under section 338(h)(10) of the United States Internal Revenue Service tax code.  As such, the Company is not required to record a deferred tax liability in connection with the acquisition.

Goodwill arising from the acquisition mainly consists of the synergies of an ongoing licensing and brand management business.  Trademarks have been determined by management to have an indefinite useful life and, accordingly, no amortization is recorded in the Company’s unaudited condensed consolidated statements of operations.  Goodwill and trademarks are tested for impairment on an annual basis or sooner if an event occurs or circumstances change that indicate that the carrying amount of the goodwill or trademarks may not be recoverable.

5.	Goodwill

The changes in goodwill are summarized as follows:

	June 30,	December 31,
	2017	2016
	(in thousands)

Balance at January 1	$307,744	$314,288
Adjustment for acquisition of Martha Stewart Living Omnimedia, Inc.	-	(11,249)
(Adjustment for) and acquisition of Gaiam Brand Holdco, LLC	(3,621)	4,705
Ending balance	$304,123	$307,744

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

Goodwill represents the excess of the purchase price over the fair value of net assets acquired under the acquisition method of accounting.  Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Qualitative factors considered include, for example, macroeconomic and industry conditions, overall financial performance and other relevant entity-specific events.  If the Company bypasses the qualitative assessment, or concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, it then performs a quantitative goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.

The quantitative goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value.  The Company has determined that it has a single reporting unit and considers its market capitalization (calculated as total common shares outstanding multiplied by the common equity price per share, as adjusted for a control premium factor) to represent its estimated fair value.  If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed.  If, however, the estimated fair value of the reporting unit is less than its carrying amount, the Company will recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value.  No events or circumstances have been identified to indicate an impairment has occurred subsequent to the Company’s October 1, 2016 impairment testing.

6.	Intangible Assets

Intangible assets are summarized as follows:

June 30, 2017	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(in thousands)
Finite-lived intangible assets:
Trademarks	15	$4,994	$(1,724)	$3,270
Customer agreements	4	2,832	(2,030)	802
Favorable lease	2	537	(537)	-
Patents	10	665	(264)	401
		$9,028	$(4,555)	4,473
Indefinite-lived intangible assets:
Trademarks				1,029,030

Intangible assets, net				$1,033,503

December 31, 2016	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(in thousands)
Finite-lived intangible assets:
Trademarks	15	$4,981	$(1,558)	$3,423
Customer agreements	4	2,832	(1,738)	1,094
Favorable lease	2	537	(537)	-
Patents	10	665	(230)	435
		$9,015	$(4,063)	4,952
Indefinite-lived intangible assets:
Trademarks				1,025,260

Intangible assets, net				$1,030,212

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

Estimated future annual amortization expense for intangible assets in service as of June 30, 2017 is summarized as follows:

Years ending December 31,	(in thousands)
Remainder of 2017	$423
2018	783
2019	592
2020	402
2021	399
Thereafter	1,874
$4,473

 Amortization expense amounted to $0.2 million and $0.4 million for the three months ended June 30, 2017 and 2016.  Amortization expense amounted to $0.5 million and $0.7 million for the six months ended June 30, 2017 and 2016.

Finite-lived intangible assets represent trademarks, customer agreements and patents related to the Company’s brands and a favorable lease.  Finite-lived assets are amortized on a straight-line basis over the estimated useful lives of the assets.  Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation.  The carrying value of finite-lived intangible assets and other long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Historically, indefinite-lived intangible assets have been tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that indicate that the carrying amount of the indefinite-lived intangible asset may not be recoverable.  When conducting its impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that the asset is impaired.  If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, the Company then tests the asset for recoverability. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to its expected future undiscounted net cash flows.  If the carrying amount of such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the recoverability of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  No events or circumstances have been identified to indicate an impairment has ocurred subsequent to the Company’s October 1, 2016 impairment testing.

7.	Long-Term Debt

 The components of long-term debt are as follows:

	June 30,	December 31,
	2017	2016

	(in thousands)

2016 Term Loans	$568,350	$582,500
2016 Revolving Loan	80,500	80,500
Unamortized deferred financing costs	(15,991)	(17,965)
Total long-term debt, net of unamortized deferred financing costs	632,859	645,035
Less: current portion of long-term debt	28,300	28,300
Long-term debt	$604,559	$616,735

July 2016 Debt Facilities

On July 1, 2016 (the “Closing Date”), the Company and certain of its subsidiaries entered into (i) the Third Amended and Restated First Lien Credit Agreement (the “Amended BoA Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto and (ii) the Third Amended and Restated Credit Agreement (the “Amended GSO Credit Agreement”) with Wilmington Trust, National Association, as administrative agent and collateral agent (the “GSO Agent”) and the lenders party thereto.  Such agreements amended, restated and replaced the Company’s previous debt facilities.  The Company used a portion of the proceeds of the $287.5 million loans made to the Company under the Amended BoA Credit Agreement and the $415.0 million loans made to the Company under the Amended GSO Credit Agreement to fund the payment of the purchase price with respect to the acquisition of the Gaiam Brand Holdco, LLC and costs and expenses incurred in connection with such acquisition and related transactions.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

JUNE 30, 2017

(UNAUDITED)

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

The Amended GSO Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the GSO Facility Loan Parties and their subsidiaries.  Moreover, the Amended GSO Credit Agreement contains financial covenants that require the GSO Facility Loan Parties and their subsidiaries to satisfy (i) a maximum consolidated total leverage ratio, initially set at 7.25:1.00, decreasing over the term of the Amended GSO Credit Agreement until reaching the final maximum ratio of 6.50:1.00 for the fiscal quarter ending September 30, 2018 and thereafter and (ii) a maximum consolidated first lien leverage ratio, initially set at 2.80:1.00, decreasing over the term of the Amended GSO Credit Agreement until reaching the final maximum ratio of 2.50:1.00 for the fiscal quarter ending September 30, 2018 and thereafter.  At June 30, 2017, the Company is in compliance with the covenants included in the Amended GSO Credit Agreement.

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

The Company’s risk management objective and strategy with respect to the 2016 Cap Agreements is to reduce its exposure to variability in expected future cash outflows (forecasted interest payments) attributable to change in 1-month LIBOR rates, the designated benchmark interest rate being hedged, relating to a portion of its outstanding floating-rate debt.  The 2016 Cap Agreements protect the Company from increases in hedged cash flows on its floating-rate debt attributable to changes in 1-month LIBOR rates above the strike rate.  Should 1-month LIBOR rates exceed 1.50% on a rate reset date during the terms of the 2016 Cap Agreements, the financial institutions will pay the Company for an amount equivalent to the excess interest over the strike rate.  To the extent the hedging relationship is perfectly effective, changes in the fair value of the hedging instrument each period will be deferred in accumulated other comprehensive loss in the unaudited condensed consolidated statement of changes in equity, and the upfront hedging instrument purchase price will be reclassified to interest expense, net in the unaudited condensed consolidated statements of operations according to its caplet values.  If hedge ineffectiveness exists, accumulated other comprehensive loss will be adjusted to a balance that reflects the lesser of either the cumulative change in the fair value of the hedging or the cumulative change in the fair value of the hypothetically “perfect” derivative.  The amount of ineffectiveness, if any, recorded in earnings would be equal to the excess of the cumulative change in the fair value of the hedging instrument over the cumulative change in the fair value of the hypothetical derivative.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

8.	Commitments and Contingencies

MSLO Stockholder Complaint

In connection with the merger of MSLO in December 2015, the following 13 putative stockholder class action lawsuits have been filed in the Court of Chancery of the State of Delaware: (1) David Shaev Profit Sharing Plan f/b/o David Shaev v. Martha Stewart Living Omnimedia Inc. et. al., filed on June 25, 2015; (2) Malka Raul v. Martha Stewart Living Omnimedia Inc. et. al., filed on June 26, 2015; (3) Daniel Lisman v. Martha Stewart Living Omnimedia Inc. et. al., filed on June 29, 2015; (4) Matthew Sciabacucchi v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 2, 2015; (5) Harold Litwin v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 5, 2015; (6) Richard Schiffrin v. Martha Stewart, filed on July 7, 2015; (7) Cedric Terrell v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 8, 2015; (8) Dorothy Moore v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 8, 2015; (9) Paul Dranove v. Pierre De Villemejane. et. al., filed on July 8, 2015; (10) Phuc Nguyen v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 10, 2015; (11) Kenneth Steiner v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 16, 2015; (12) Karen Gordon v. Martha Stewart et. al., filed on July 27, 2015 against the MSLO Board of Directors, Sequential, Madeline Merger Sub, Singer Merger; and (13) Anne Seader v. Martha Stewart Living Omnimedia, Inc. et. al., filed on July 28, 2015.  All of the 13 class action lawsuits name the Old Sequential, MSLO, the MSLO board of directors, Madeline Merger Sub, Inc., Singer Merger Sub, Inc. and the Company as defendants and allege that (a) members of the MSLO board of directors breached their fiduciary duties and (b) Old Sequential, MSLO, Madeline Merger Sub, Inc., Singer Merger Sub Inc. and the Company aided and abetted such alleged breaches of fiduciary duties by the MSLO board of directors. On August 18, 2015, the Delaware Chancery Court issued an order consolidating these actions for all purposes under the caption In re Martha Stewart Living Omnimedia, Inc., et. al. to be the operative complaint in the consolidated action.  On January 12, 2016, after the consummation of the Mergers (as defined below), the plaintiffs filed a Verified Consolidated Amended Class Action Complaint, naming Ms. Martha Stewart, the Company, Old Sequential, Madeline Merger Sub, Inc. and Singer Merger Sub, Inc. and alleging that (a) Ms. Stewart breached her fiduciary duties to MSLO's stockholders and (b) the Company, Old Sequential, Madeline Merger Sub, Inc. and Singer Merger Sub, Inc. aided and abetted Ms. Stewart's breach of her fiduciary duties.  On April 4, 2016, Ms. Stewart and the Sequential defendants filed respective motions to dismiss the Verified Consolidated Amended Class Action Complaint.  On June 15, 2016, Lead Plaintiffs sought leave to amend the complaint and file the Verified Second Amended Class Action Complaint, which Judge Slights granted on July 14, 2016.  On July 18, 2016, Lead Plaintiffs filed the Verified Second Amended Class Action Complaint against Defendants, asserting that Ms. Stewart breached her fiduciary duties and asserting that Sequential, Madeline Merger Sub, Singer Merger Sub, and Holdings aided and abetted the alleged breach of fiduciary duties.  On July 28, 2016, Ms. Stewart and the Sequential defendants filed respective motions to dismiss the Verified Second Amended Class Action Complaint.  On October 26, 2016, Lead Plaintiffs filed their opposition to Defendants’ motions to dismiss.  On November 29, 2016, Ms. Stewart and the Sequential Defendants filed reply briefs in further supports of their motions to dismiss the Verified Second Amended Class Action Complaint.  Oral argument on the motions to dismiss occurred on March 22, 2017.  The plaintiffs seek to recover unspecified damages allegedly sustained by the plaintiffs, restitution and disgorgement by Ms. Stewart, the recovery of plaintiffs’ attorney's fees and other relief.  The Company believes that it has meritorious defenses to the claims made by the plaintiffs, and is vigorously defending such claims.  Litigation costs in this matter may be significant.  The Company does not expect that the ultimate resolution of this matter will have a material effect on the condensed consolidated financial statements.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

9.	Stock-based Compensation

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2017:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

	(in thousands, except share and per share data)

Outstanding - January 1, 2017	129,501	$9.65	2.3	$-
Granted	-	-
Exercised	-	-
Forfeited or Canceled	(45,500)	(11.49)
Outstanding - June 30, 2017	84,001	$8.65	2.8	$-

Exercisable - June 30, 2017	84,001	$8.65	2.8	$-

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Options	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2017	5,000	$1.96
Granted	-	-
Vested	(5,000)	(1.96)
Forfeited or Canceled	-	-
Unvested - June 30, 2017	-	$-

The Company did not grant any stock options during the three and six months ended June 30, 2017 and 2016.

Total compensation expense related to stock options for each of the three and six months ended June 30, 2017 and 2016 was less than $0.1 million.  At June 30, 2017 there is no unrecognized compensation expense related to stock options.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

Warrants

The following table summarizes the Company’s outstanding warrants for the six months ended June 30, 2017:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

	(in thousands, except share and per share data)

Outstanding - January 1, 2017	801,760	$7.87	3.1	$51
Granted	-	-
Exercised	-	-
Forfeited or Canceled	-	-
Unvested - June 30, 2017	801,760	$7.87	2.6	$-

Exercisable - June 30, 2017	801,760	$7.87	2.6	$-

A summary of the changes in the Company’s unvested warrants is as follows:

	Number of Warrants	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2017	50,000	$6.32
Granted	-	-
Vested	(50,000)	(6.32)
Forfeited or Canceled	-	-
Unvested - June 30, 2017	-	$-

The Company did not issue any warrants during the three and six months ended June 30, 2017 and 2016.

Total compensation expense related to warrants for the three months ended June 30, 2017 and 2016 was less than $0.1 million and $0.1 million, respectively.  Total compensation expense related to warrants for the six months ended June 30, 2017 and 2016 was less than $0.1 million and $0.1 million, respectively.  At June 30, 2017 there is no unrecognized compensation expense related to warrants.

Restricted Stock

A summary of the time-based restricted stock activity for the six months ended June 30, 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in Years)

	(in thousands, except share and per share data)

Unvested - January 1, 2017	258,787	$8.45	2.1
Granted	111,112	3.60
Vested	(147,632)	(5.75)
Unvested - June 30, 2017	222,267	$7.82	2.4

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

During the three and six months ended June 30, 2017, the Company granted 111,112 shares of time-based restricted stock to members of the Company’s board of directors.  These shares had a grant date fair value of $0.4 million and vest over a period of one year.  The Company recorded $0.1 million during each of the three and six months ended June 30, 2017 as compensation expense pertaining to these grants.

During the three and six months ended June 30, 2016, the Company granted 70,548 shares of time-based restricted stock to members of the Company’s board of directors.  These shares had a grant date fair value of $0.4 million and vest over a period of one year.  The Company recorded $0.1 million during each of the three and six months ended June 30, 2017 and 2016 as compensation expense pertaining to these grants.

Total compensation expense related to time-based restricted stock grants for the three months ended June 30, 2017 and 2016 was $0.2 million and $0.5 million, respectively.  Total compensation expense related to time-based restricted stock grants for the six months ended June 30, 2017 and 2016 was $0.2 million and $0.5 million, respectively.  Total unrecognized compensation expense related to time-based restricted stock grants at June 30, 2017 amounted to $0.8 million and is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock Units

A summary of the time-based restricted stock units activity for the six months ended June 30, 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in Years)

	(in thousands, except share and per share data)

Unvested - January 1, 2017	326,667	$8.52	2.5
Granted	160,000	4.19
Vested	(78,333)	(13.27)
Unvested - June 30, 2017	408,334	$5.91	2.2

During the three and six months ended June 30, 2017, the Company granted 100,000 time-based restricted stock units to the Company’s Chief Executive Officer pursuant to an employment agreement, dated April 3, 2017.  These shares of time-based restricted stock units had a grant date fair value of $0.4 million and vest over a period of three years.  The Company recorded less than $0.1 million during the three and six months ended June 30, 2017 as compensation expense pertaining to this grant.

During the six months ended June 30, 2017, the Company accelerated the vesting of 66,667 shares of time-based restricted stock units for the Company’s former Chief Executive Officer in connection with the CEO transition.  Total compensation expense related to these shares of $0.7 million was recorded as operating expenses in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2017.

During the six months ended June 30, 2017, the Company granted 60,000 time-based restricted stock units to the Company’s Chief Financial Officer pursuant to an amended employment agreement, dated January 3, 2017.  These shares of time-based restricted stock units had a grant date fair value of $0.3 million and vest over a period of two years.  The Company recorded less than $0.1 million and $0.1 million during the three and six months ended June 30, 2017 as compensation expense pertaining to this grant.

During the six months ended June 30, 2016, the Company issued 35,000 shares of time-based restricted stock units to an employee for future services.  These shares of time-based restricted stock units had a grant date fair value of $0.3 million and vest over a period of three years.  The Company recorded less than $0.1 million during the each of the three and six months ended June 30, 2017 and 2016 as compensation expense pertaining to this grant.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

Total compensation expense related to time-based restricted stock unit grants for the three months ended June 30, 2017 and 2016 was $0.2 million and $0.1 million, respectively.  Total compensation expense related to time-based restricted stock unit grants for the six months ended June 30, 2017 and 2016 was $1.2 million and $0.2 million, respectively.  Total unrecognized compensation expense related to time-based restricted stock unit grants at June 30, 2017 amounted to $1.8 million and is expected to be recognized over a weighted-average period of 2.2 years.

Performance Stock Units

A summary of the PSUs activity for the six months ended June 30, 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in Years)

	(in thousands, except share and per share data)

Unvested - January 1, 2017	2,803,367	$8.18	2.4
Granted	175,000	3.77
Vested	(701,233)	(10.97)
Forfeited or Cancelled	(451,500)	(7.23)
Unvested - June 30, 2017	1,825,634	$6.92	2.5

During the three and six months ended June 30, 2017, the Company granted 175,000 PSUs to the Company’s Chief Executive Officer pursuant to an employment agreement, dated April 3, 2017.  These PSUs had a grant date fair value of $0.7 million and vest over a period of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned.  The Company did not record any compensation expense during the three and six months ended June 30, 2017 as the likelihood of these PSUs being earned was not probable.

During the six months ended June 30, 2017, the Company accelerated the vesting of 200,000 PSUs for the Company’s former Chief Executive Officer in connection with the CEO transition.  Total compensation expense related to these PSUs of $2.9 million was recorded as operating expenses in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2017.

On February 28, 2017, the Compensation Committee voted to approve, on a discretionary basis, an award of 164,978 PSUs to employees and consultants.  Included in the above award were 60,000 PSUs and 36,000 PSUs for the Company’s former Chief Executive Officer and Chief Financial Officer, respectively.  The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants.  Total compensation expense related to these PSUs of $0.6 million was recorded as operating expenses in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2017.

During the six months ended June 30, 2016, the Company granted 30,000 PSUs to an employee upon the commencement of his employment with the Company.  These PSUs had a grant date fair value of $0.2 million and vest over a period of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned.  The Company did not record any compensation expense during the three and six months ended June 30, 2017 as the likelihood of the remaining PSUs being earned was not probable.  The Company recorded less than $0.1 million during each of the three and six months ended June 30, 2016 as compensation expense in the unaudited condensed consolidated statements of operations pertaining to these PSUs as the likelihood of certain PSUs being earned became probable.

On February 23, 2016, the Compensation Committee voted to approve, on a discretionary basis, an award of 69,994 PSUs to employees and consultants.  Included in the above award were 20,000 PSUs and 12,000 PSUs for the Company’s former Chief Executive Officer and Chief Financial Officer, respectively.  The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants.  Total compensation expense related to these PSUs of $0.4 million was recorded as operating expenses in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2016.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

The Company did not grant any PSUs during the three months ended June 30, 2016.  The Company did not record compensation expense related to the PSUs for the three months ended June 30, 2017.  Total compensation expense related to the PSUs for the three months ended June 30, 2016 was $1.0 million.  Total compensation expense related to the PSUs for the six months ended June 30, 2017 and 2016 was $3.5 million and $2.3 million, respectively.

10.	Related Party Transactions

Consulting Services Agreement with Tengram Capital Partners, L.P. (f/k/a Tengram Capital Management L.P.)

Pursuant to an agreement with Tengram Capital Partners, L.P., formerly known as Tengram Capital Management, L.P. (“TCP”), an affiliate of Tengram Capital Partners Gen2 Fund, L.P., which is one of the Company’s largest stockholders, the Company has engaged TCP, effective as of January 1, 2013, to provide services to the Company pertaining to (i) mergers and acquisitions, (ii) debt and equity financing and (iii) such other related areas as the Company may reasonably request from time to time (the “TCP Agreement”).  TCP was entitled to receive compensation of $1.0 million, including fees and reimbursement of out-of-pocket expenses in connection with performing its services under the TCP Agreement.  The TCP Agreement remains in effect for a period continuing through the earlier of five years or the date on which TCP and its affiliates cease to own in excess of 5% of the outstanding shares of common stock in the Company.  On August 15, 2014, the Company consummated transactions pursuant to an agreement and plan of merger, dated as of June 24, 2014 (the “Galaxy Merger Agreement”) with SBG Universe Brands LLC, a Delaware limited liability company and the Company’s direct wholly-owned subsidiary (“LLC Sub”), Universe Galaxy Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of LLC Sub, Galaxy Brand Holdings, Inc. and Carlyle Galaxy Holdings, L.P. (such transactions, collectively, the “Galaxy Acquisition”).  In connection with the Galaxy Merger Agreement, the Company and TCP entered into an amendment to the TCP Agreement (the “Amended TCP Agreement”), pursuant to which, among other things, TCP is entitled to receive annual fees of $0.9 million beginning with fiscal 2014.

The Company paid TCP $0.5 million for services under the Amended TCP Agreement during the three and six months ended June 30, 2017.  The Company did not pay TCP any fees during the three and six months ended June 30, 2016.  At June 30, 2017 and December 31, 2016, there were no amounts due to TCP for services.

Additionally, in July 2013, the Company entered into a consulting arrangement with an employee of TCP (the “TCP Employee”), pursuant to which the TCP Employee provides legal and other consulting services at the request of the Company from time to time.  The TCP Employee was also issued 125,000 shares of restricted stock, vesting over a four-year period and 180,000 PSUs, vesting over three years in increments of 20% for 2014, 20% for 2015 and 60% for 2016.  Additionally, the TCP employee was granted 200,000 PSUs, vesting over three years in increments of 33.3% for 2017, 33.3% for 2018 and 33.4% for 2019.  The Company paid the TCP Employee $0.1 million for services under the consulting arrangement during each of the three months ended June 30, 2017 and 2016.  The Company paid the TCP Employee $0.2 million for services under the consulting arrangement during each of the six months ended June 30, 2017 and 2016.  These amounts are included in operating expenses in the Company’s unaudited condensed consolidated financial statements.  At June 30, 2017 and December 31, 2016, there were no amounts due to the TCP Employee.

Transactions with E.S. Originals, Inc.

A division president of the Company maintains a passive ownership interest in one of the Company’s licensees, E.S. Originals, Inc. (“ESO”).  The Company receives royalties from ESO under license agreements for certain of the Company’s brands in the footwear category.  The Company recorded $4.0 million and $4.5 million of revenue for the three months ended June 30, 2017 and 2016, respectively, for royalties and advertising revenue earned from ESO license agreements.  The Company recorded $7.7 million and $8.2 million of revenue for the six months ended June 30, 2017 and 2016, respectively, for royalties and advertising revenue earned from ESO license agreements.  At June 30, 2017 and December 31, 2016, the Company had $7.2 million and $7.1 million recorded as accounts receivable from ESO in the condensed consolidated balance sheets, respectively.

Acquisition of FUL

On November 17, 2014, the Company made a strategic investment in FUL IP.  FUL IP is a collaborative investment between the Company and JALP.  FUL IP was formed for the purpose of licensing the FUL trademark to third parties in connection with the manufacturing, distribution, marketing and sale of FUL branded bags, backpacks, duffels, luggage and apparel accessories.  JALP contributed the FUL trademark with a fair value of $8.9 million.  In exchange for a 50.5% economic interest in FUL IP the Company paid JALP $4.5 million.  JALP’s minority member interest in FUL IP has been reflected as noncontrolling interest on the Company’s condensed consolidated balance sheets.  One of the Company’s directors, Mr. Al Gossett, has a partial ownership interest in JALP.  No noncontrolling interest was recorded during the three and six months ended June 30, 2017.  There was $0.1 million and $0.2 million of noncontrolling interest recorded during the three and six months ended June 30, 2016, respectively.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

Investment in Available-for-Sale Securities

As further discussed in Note 2, in September 2015, the Company purchased available-for-sale securities of an unaffiliated third-party publicly traded company from Tengram Capital Partners, L.P., which is an affiliate of Tengram Capital Partners Gen2 Fund, L.P., one of the Company’s largest stockholders, for an aggregate purchase price of $12.0 million (plus related transaction expenses), which was the purchase price paid by Tengram Capital Partners, L.P. upon the acquisition of such available-for-sale securities in open market transactions.  The Company did not pay a fee or any compensation to Tengram Capital Partners, L.P. in connection with the Company’s investment in the available-for-sale securities.  During the three and six months ended June 30, 2017, the Company sold its available-for-sale securities for $5.8 million.

IP License Agreement and Intangible Asset Agreement

In connection with the transactions contemplated by the acquisition of MSLO (the “Mergers”), MSLO entered into an Amended and Restated Asset License Agreement (“Intangible Asset Agreement”) and Amended and Restated Intellectual Property License and Preservation Agreement (“IP License Agreement” and, together with the Intangible Asset Agreement, the “IP Agreements”) pursuant to which Ms. Martha Stewart licensed certain intellectual property to MSLO.  The IP Agreements grant the Company the right to use of certain properties owned by Ms. Stewart.

The Intangible Asset Agreement has an initial term commencing at December 4, 2015 and ending on December 31, 2020, provided that the term will automatically be renewed for five additional calendar years ending December 31, 2025 (subject to earlier termination as provided in Ms. Stewart’s employment agreement) if either the aggregate gross licensing revenues (as defined in Ms. Stewart’s employment agreement) for calendar years 2018 through 2020 exceed $195 million or the gross licensing revenues for calendar year 2020 equal or exceed $65 million.    During the term of the Intangible Asset Agreement with the Company, Lifestyle Research Center LLC will be entitled to receive a guaranteed annual payment of $1.7 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company plus reimbursable expenses.  The Company has paid Lifestyle Research Center LLC less than $0.1 million in connection with other related services during the each of the three months ended June 30, 2017 and 2016.  The Company has paid Lifestyle Research Center LLC $0.6 million and less than $0.1 million in connection with other related services during the six months ended June 30, 2017 and 2016, respectively.

During the term of the IP Agreement with the Company, Ms. Stewart will be entitled to receive a guaranteed annual payment of $1.3 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company.  During each of the three and six months ended June 30, 2017 and 2016, the Company made payments of $0.4 million and $0.7 million, respectively, to Ms. Stewart in connection with the terms of the IP Agreement.  The IP License Agreement is perpetual.

During the three months ended June 30, 2017 and 2016, the Company expensed non-cash interest of $0.1 million and $0.2 million, respectively, related to the accretion of the present value of these guaranteed contractual payments.  During the six months ended June 30, 2017 and 2016, the Company expensed non-cash interest of $0.3 million and $0.4 million, respectively, related to the accretion of the present value of these guaranteed contractual payments.  At June 30, 2017, there was $8.5 million due under the IP Agreements of which $2.9 million is recorded in accounts payable and accrued expenses and $5.6 million is recorded in other long-term liabilities.  At December 31, 2016, there was $8.8 million due under the IP Agreements of which $2.8 million is recorded in accounts payable and accrued expenses and $6.0 million is recorded in other long-term liabilities.

11.	Restructuring

The Company did not incur restructuring charges during the three and six months ended June 30, 2017.

During the three months ended June 30, 2016, the Company recorded $0.3 million of restructuring charges in connection with headcount reductions.  During the six months ended June 30, 2016, the Company recorded $2.8 million of restructuring charges in connection with headcount reductions and lease termination costs.  The charges incurred during the six months ended June 30, 2016 consisted of $1.5 million of severance and related benefits associated with headcount reductions, $0.6 million of professional fees, $0.3 million in contract termination fees and $0.4 million of asset write-offs.  These charges are included in operating expenses in the unaudited condensed consolidated statement of operations.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

On a cumulative basis, the Company has recorded $11.9 million of restructuring charges in connection with the Mergers, headcount reductions and contract termination costs.  The associated employee headcount reductions in connection with the reduction in workforce since inception were 65 employees.  The Company does not expect to incur any additional charges.

There is no restructuring accrual as of June 30, 2017.  A restructuring accrual of $1.5 million as of December 31, 2016 is included in accounts payable and accrued expenses on the condensed consolidated balance sheets.  This accrual included amounts provided for contract termination fees.  The Company has paid $10.5 million in cash related to these initiatives as of June 30, 2017.

Changes in the restructuring accruals during the six months ended June 30, 2017 were as follows:

	Severance & Related Benefits	Contract Termination Costs	Professional Fees	Total Accrual

	(in thousands)
Balance at January 1, 2017	$-	$1,500	$-	$1,500
Charges to expense	-	-	-	-
Amounts paid	-	(1,500)	-	(1,500)
Balance at June 30, 2017	$-	$-	$-	$-

12.	New Accounting Pronouncements

ASU No. 2017-09, “FASB Amends the Scope of Modification Accounting for Share-Based Payment Arrangements”

In May 2017, the FASB issued ASU No. 2017-09, “FASB Amends the Scope of Modification Accounting for Share-Based Payment Arrangements” (“ASU 2017-09”).  ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718,  Compensation – Stock Compensation.  Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification.

ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company does not expect the adoption of ASU 2017-09 to have a material impact on the Company’s condensed consolidated financial statements.

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

ASU 2017-04 is effective prospectively for annual and interim periods beginning on or after December 15, 2019, and early adoption is permitted on testing dates after January 1, 2017.  The Company adopted the provisions of ASU 2017-04 during the first quarter of 2017.  The adoption of ASU 2017-04 did not have a material impact on the Company’s condensed consolidated financial statements.

ASU No. 2017-01, “FASB Clarifies the Definition of a Business”

In January 2017, the FASB issued ASU No. 2017-01, “FASB Clarifies the Definition of a Business” (“ASU 2017-01”).  ASU 2017-01 clarifies the definition of a business in ASC 805.  The amendments in ASU 2017-01 are intended to make application of the guidance more consistent and cost-efficient.

ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance.  The Company does not expect the adoption of ASU 2017-01 to have a material impact on the Company’s condensed consolidated financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Licensing and Brand Management Business

We own a portfolio of consumer brands in the home, active and fashion categories, including Martha Stewart, Jessica Simpson, AND1, Avia, Joe’s Jeans,  GAIAM and Heelys.  We aim to maximize the value of our brands by promoting, marketing and licensing the brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories.  Our core strategy is to enhance and monetize the global reach of our existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify our portfolio of brands.

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

We license our brands to both wholesale and direct-to-retail licensees.  In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory.  In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites.  As of June 30, 2017, we had more than one-hundred fifty licensees, with wholesale licensees comprising a significant majority.

Our license agreements typically require a licensee to pay us royalties based upon net sales and, in most cases, contain guaranteed minimum royalties.  Our license agreements also require licensees to support the brands by either paying or spending contractually guaranteed minimum amounts for the marketing and advertising of the respective licensed brands.  As of June 30, 2017, we had contractual rights to receive an aggregate of $397.7 million in minimum royalty and marketing and advertising revenue from our licensees through the balance of the current terms of such licenses, excluding any renewals.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 14, 2017, for a discussion of our critical accounting policies.  During the six months ended June 30, 2017, there were no material changes to these policies.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Three Months Ended June 30,		Change	Change
	2017	2016	(Dollars)	(Percentage)

	(in thousands, except percentages)

Net revenue	$42,144	$34,154	$7,990	23.4%
Operating expenses	17,900	20,920	(3,020)	-14.4%

Income from operations	24,244	13,234	11,010	83.2%
Other expense	1,801	-	1,801	100.0%
Interest expense, net	14,877	10,599	4,278	40.4%

Income before income taxes	7,566	2,635	4,931	187.1%
Provision for income taxes	3,115	1,019	2,096	205.7%

Net income	4,451	1,616	2,835	175.4%
Net income attributable to noncontrolling interests	(1,921)	(1,681)	(240)	14.3%
Net income (loss) attributable to Sequential Brands Group, Inc. and Subsidiaries	$2,530	$(65)	$2,595	3992.3%

Net revenue.  The increase in net revenue for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 is primarily attributable to the acquisition of GAIAM during the third quarter of 2016 and increased revenues in the Avia and Jessica Simpson brands.  Net revenue for the three months ended June 30, 2017 consists primarily of licensing revenue earned from our license agreements relating to the Martha Stewart,  Jessica Simpson, GAIAM, Avia, AND1,  Joe’s Jeans and Ellen Tracy brands.  Net revenue for the three months ended June 30, 2016 consists primarily of licensing revenue earned from our license agreements relating to the Martha Stewart,  Jessica Simpson,  AND1, Avia,  Joe’s Jeans and Ellen Tracy brands.

Operating expenses. Operating expenses decreased $3.0 million for the three months ended June 30, 2017 to $17.9 million compared to $20.9 million for the three months ended June 30, 2016.  This decrease was primarily driven by a decrease in acquisition-related costs of $2.2 million, stock-based compensation costs of $1.2 million, rent costs of $0.5 million, advertising costs of $0.4 million and restructuring costs of $0.3 million partially offset by increased compensation costs of $0.7 million and $1.0 million of higher expenses related to the Martha & Snoop’s Potluck Dinner Party show.

Other expense.  Other expense during the three months ended June 30, 2017 consists of a $1.9 million loss recorded in connection with the sale of available-for-sale securities offset by MSLO pre-acquisition sales tax refunds of $0.1 million.

Interest expense, net.  The period-over-period increase in interest expense, net of $4.3 million is primarily due to an increase in interest incurred under our loan agreements.  Interest expense during the three months ended June 30, 2017 includes interest incurred under our loan agreements of $13.7 million, non-cash interest related to the amortization of deferred financing costs of $1.0 million and non-cash interest of $0.2 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions.  Interest expense, net during the three months ended June 30, 2016 includes interest incurred under our loan agreements and interest rate swaps of $9.9 million, non-cash interest related to the amortization of deferred financing costs of $0.4 million and non-cash interest of $0.3 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions.

Income taxes.  The provision for income taxes for the three months ended June 30, 2017 and 2016 represents the non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes and taxes for state, local and foreign jurisdictions.  The effective tax rate differs from the statutory tax rate primarily due to benefits from taxes attributable to noncontrolling interest and changes in valuation allowance.

Noncontrolling interest.  Noncontrolling interest for the three months ended June 30, 2017 represents net income allocations of $1.8 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson) and $0.1 million to Elan Polo International, Inc., a member of DVS LLC.  Noncontrolling interest for the three months ended June 30, 2016 represents net income allocations of $1.4 million to With You, Inc., $0.2 million to Elan Polo International, Inc. and $0.1 million to JALP, LLC, a member of FUL IP Holdings, LLC.

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Six Months Ended June 30,		Change	Change
	2017	2016	(Dollars)	(Percentage)

	(in thousands, except percentages)

Net revenue	$81,544	$68,162	$13,382	19.6%
Operating expenses	41,308	42,897	(1,589)	-3.7%
Income from operations	40,236	25,265	14,971	59.3%
Other expense (income)	1,767	(93)	1,860	-2000.0%
Interest expense, net	29,363	21,289	8,074	37.9%

Income before income taxes	9,106	4,069	5,037	123.8%
Provision for income taxes	3,700	1,418	2,282	160.9%

Net income	5,406	2,651	2,755	103.9%
Net income attributable to noncontrolling interests	(4,056)	(3,792)	(264)	7.0%
Net income (loss) attributable to Sequential Brands Group, Inc. and Subsidiaries	$1,350	$(1,141)	$2,491	218.3%

Net revenue.  The increase in net revenue for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 is primarily attributable to the acquisition of GAIAM during the third quarter of 2016 and increased revenues in the Joe’s Jeans and Avia brands.  Net revenue for the six months ended June 30, 2017 consists primarily of licensing revenue earned from our license agreements relating to the Martha Stewart,  Jessica Simpson, GAIAM, Avia, AND1,  Joe’s Jeans and Ellen Tracy brands.  Net revenue for the six months ended June 30, 2016 consists primarily of licensing revenue earned from our license agreements relating to the Martha Stewart,  Jessica Simpson, AND1, Avia,  Joe’s Jeans and Ellen Tracy brands.

Operating expenses. Operating expenses decreased $1.6 million for the six months ended June 30, 2017 to $41.3 million compared to $42.9 million for the six months ended June 30, 2016.  This decrease was primarily driven by a decrease in acquisition-related costs of $3.5 million, restructuring costs of $2.8 million, stock-based compensation costs of $2.0 million, advertising costs of $1.2 million and rent costs of $0.8 million partially offset by increased stock-based compensation and severance of $6.7 million in connection with the Company’s CEO transition, increased compensation costs of $0.5 million and $1.0 million of higher expenses related to the Martha & Snoop’s Potluck Dinner Party show.

Other expense (income).  Other expense (income) during the six months ended June 30, 2017 consists of a $1.9 million loss recorded in connection with the sale of available-for-sale securities and other immaterial items partially offset by MSLO pre-acquisition sales tax refunds of $0.1 million.  Other expense (income) during the six months ended June 30, 2016 consists of immaterial items.

Interest expense, net.  The period-over-period increase in interest expense, net of $8.1 million is primarily due to an increase in interest incurred under our loan agreements.  Interest expense, net during the six months ended June 30, 2017 includes interest incurred under our loan agreements of $26.9 million, non-cash interest related to the amortization of deferred financing costs of $2.0 million and non-cash interest of $0.5 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions.  Interest expense during the six months ended June 30, 2016 includes interest incurred under our loan agreements and interest rate swaps of $19.8 million, non-cash interest related to the amortization of deferred financing costs of $0.9 million and non-cash interest of $0.6 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions.

Income taxes.  The provision for income taxes for the six months ended June 30, 2017 and 2016 represents the non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes and taxes for state, local and foreign jurisdictions.  The effective tax rate differs from the statutory tax rate primarily due to benefits from taxes attributable to noncontrolling interest and changes in valuation allowance.

Noncontrolling interest.  Noncontrolling interest for the six months ended June 30, 2017 represents net income allocations of $3.8 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson) and $0.3 million to Elan Polo International, Inc., a member of DVS LLC.  Noncontrolling interest for the six months ended June 30, 2016 represents net income allocations of $3.3 million to With You, Inc., $0.3 million to Elan Polo International, Inc. and $0.2 million to JALP, LLC, a member of FUL IP Holdings, LLC.

Liquidity and Capital Resources

As of June 30, 2017, we had cash on hand, including restricted cash, of $21.3 million and a net working capital balance (defined below) of $21.9 million.  Additionally, we had outstanding debt obligations under our loan agreements of $648.9 million, which is presented net of $16.0 million of deferred financing fees in the condensed consolidated balance sheets.  As of December 31, 2016, we had cash on hand, including restricted cash, of $20.7 million and a net working capital balance (defined below) of $26.8 million.  Additionally, we had outstanding debt obligations under our loan agreements of $663.0 million, which is presented net of $18.0 million of deferred financing fees in the condensed consolidated balance sheets.  Net working capital is defined as current assets minus current liabilities, excluding restricted cash.  We believe that cash from operations and our currently available cash (including available borrowings under our existing financing arrangements and available-for-sale securities) will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future.  Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity.  We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities.  See Note 7 to our condensed consolidated financial statements for a description of certain financing transactions consummated by us.  There are no material capital expenditure commitments as of June 30, 2017.

Cash Flows from Operations

Cash flows from operations for operating, financing and investing activities for the six months ended June 30, 2017 and 2016 are summarized in the following table:

	Six Months Ended June 30,
	2017	2016

	(in thousands)

Operating activities	$16,044	$11,599
Investing activities	5,302	(2,443)
Financing activities	(20,745)	(14,065)
Net increase (decrease) in cash	$601	$(4,909)

Operating Activities

Net cash provided by operating activities increased $4.4 million to $16.0 million for the six months ended June 30, 2017 as compared to $11.6 million for the six months ended June 30, 2016.  The $4.4 million increase was primarily attributable to an increase in non-cash expenses of $6.4 million, an increase in net income of $2.8 million and a lower decrease in accounts payable and accrued expenses of $1.9 million, partially offset by changes in accounts receivable of $3.6 million and deferred revenue of $3.4 million period-over-period.

Investing Activities

Net cash provided by investing activities increased $7.7 million to $5.3 million for the six months ended June 30, 2017 compared to net cash used in investing activities of $2.4 million for the six months ended June 30, 2016.  During the six months ended June 30, 2017, we sold our available-for-sales securities for $5.8 million and we purchased $0.2 million of property and equipment.  During the six months ended June 30 2016, we purchased $1.3 million of property and equipment and had a change in restricted cash of $1.0 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2017 increased $6.6 million to $20.7 million compared to $14.1 million for the six months ended June 30, 2016.  During the six months ended June 30, 2017, we made principal payments of $14.2 million under our loan agreements in accordance with contractual terms and $4.2 million of distributions to certain noncontrolling interest partners.  During the six months ended June 30, 2016, we made principal payments of $9.0 million under our loan agreements in accordance with contractual terms and $3.7 million of distributions to certain noncontrolling interest partners.  In addition, during the six months ended June 30, 2017, we repurchased common stock from employees for tax withholding purposes related to the vesting of restricted stock of $1.1 million as compared to $0.5 million during the six months ended June 30, 2016.

Debt

As of June 30, 2017, we were party to a Third Amended and Restated First Lien Credit Agreement with Bank of America, N.A. as administrative and collateral agent (the “Amended BoA Credit Agreement”) and a Third Amended and Restated Credit Agreement with Wilmington Trust, National Association as administrative agent and collateral agent (the “GSO Credit Agreement”), referred to as our loan agreements.  Refer to Note 7 to our condensed consolidated financial statements for a discussion of our borrowings and the terms of these debt facilities.  As of June 30, 2017 and December 31, 2016, our long-term debt, including current portion, was $648.9 million and $663.0 million, which is presented net of $16.0 million and $18.0 million of deferred financing fees, respectively, in the condensed consolidated balance sheets.  As of June 30, 2017 and December 31, 2016, we had $9.0 million of availability under the current revolving credit facility (the “Revolving Credit Facility”), subject to meeting certain leverage ratios.  We may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.33:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 2.50:100 and (b) with respect to any other increase, 2.40:1.00, subject to the satisfaction of certain conditions in the Amended BoA Credit Agreement.  We may request one or more additional term loan facilities or the increase of term loan commitments under the GSO Credit Agreement as would not cause the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, subject to the satisfaction of certain conditions in the GSO Credit Agreement.  We made $14.2 million of principal repayments under our loan agreements during the six months ended June 30, 2017.

Contractual Obligations

On February 21, 2017, we amended the lease of its corporate headquarters which extends the lease through December 31, 2033 and effective in February 2018, lowers the rented square footage to approximately 63,000 square feet of corporate office space and 7,000 square feet of other rentable space.  Our contractual obligation as of June 30, 2017 for the amended lease is summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years

	(in thousands)

Corporate Headquarters Lease	$77,752	$3,783	$7,817	$9,492	$56,660

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

Off-Balance Sheet Arrangements

At June 30, 2017 and December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our earnings may also be affected by changes in LIBOR interest rates as a result of our loan agreements.  As further discussed in Notes  3 and 7 to our accompanying unaudited condensed consolidated financial statements, we have entered into interest rate caps to mitigate the effects of a change in LIBOR interest rates.  An increase in LIBOR interest rates of one percent affecting the loan agreements would not have had a material effect on our results of operations during the three and six months ended June 30, 2017 and 2016.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2017, the end of the period covered by this report.  Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017 such that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

 MSLO Stockholder Complaint

In connection with the merger of MSLO in December 2015, the following 13 putative stockholder class action lawsuits have been filed in the Court of Chancery of the State of Delaware: (1) David Shaev Profit Sharing Plan f/b/o David Shaev v. Martha Stewart Living Omnimedia Inc. et. al., filed on June 25, 2015; (2) Malka Raul v. Martha Stewart Living Omnimedia Inc. et. al., filed on June 26, 2015; (3) Daniel Lisman v. Martha Stewart Living Omnimedia Inc. et. al., filed on June 29, 2015; (4) Matthew Sciabacucchi v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 2, 2015; (5) Harold Litwin v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 5, 2015; (6) Richard Schiffrin v. Martha Stewart, filed on July 7, 2015; (7) Cedric Terrell v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 8, 2015; (8) Dorothy Moore v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 8, 2015; (9) Paul Dranove v. Pierre De Villemejane. et. al., filed on July 8, 2015; (10) Phuc Nguyen v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 10, 2015; (11) Kenneth Steiner v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 16, 2015; (12) Karen Gordon v. Martha Stewart et. al., filed on July 27, 2015 against the MSLO Board of Directors, Sequential, Madeline Merger Sub, Singer Merger; and (13) Anne Seader v. Martha Stewart Living Omnimedia, Inc. et. al., filed on July 28, 2015.  All of the 13 class action lawsuits name the Old Sequential, MSLO, the MSLO board of directors, Madeline Merger Sub, Inc., Singer Merger Sub, Inc. and the Company as defendants and allege that (a) members of the MSLO board of directors breached their fiduciary duties and (b) Old Sequential, MSLO, Madeline Merger Sub, Inc., Singer Merger Sub Inc. and the Company aided and abetted such alleged breaches of fiduciary duties by the MSLO board of directors. On August 18, 2015, the Delaware Chancery Court issued an order consolidating these actions for all purposes under the caption In re Martha Stewart Living Omnimedia, Inc., et. al. to be the operative complaint in the consolidated action.  On January 12, 2016, after the consummation of the Mergers, the plaintiffs filed a Verified Consolidated Amended Class Action Complaint, naming Ms. Martha Stewart, the Company, Old Sequential, Madeline Merger Sub, Inc. and Singer Merger Sub, Inc. and alleging that (a) Ms. Stewart breached her fiduciary duties to MSLO's stockholders and (b) the Company, Old Sequential, Madeline Merger Sub, Inc. and Singer Merger Sub, Inc. aided and abetted Ms. Stewart's breach of her fiduciary duties.  On April 4, 2016, Ms. Stewart and the Sequential defendants filed respective motions to dismiss the Verified Consolidated Amended Class Action Complaint.  On June 15, 2016, Lead Plaintiffs sought leave to amend the complaint and file the Verified Second Amended Class Action Complaint, which Judge Slights granted on July 14, 2016.  On July 18, 2016, Lead Plaintiffs filed the Verified Second Amended Class Action Complaint against Defendants, asserting that Ms. Stewart breached her fiduciary duties and asserting that Sequential, Madeline Merger Sub, Singer Merger Sub, and Holdings aided and abetted the alleged breach of fiduciary duties.  On July 28, 2016, Ms. Stewart and the Sequential defendants filed respective motions to dismiss the Verified Second Amended Class Action Complaint.  On October 26, 2016, Lead Plaintiffs filed their opposition to Defendants’ motions to dismiss.  On November 29, 2016, Ms. Stewart and the Sequential Defendants filed reply briefs in further supports of their motions to dismiss the Verified Second Amended Class Action Complaint.  Oral argument on the motions to dismiss occurred on March 22, 2017.  The plaintiffs seek to recover unspecified damages allegedly sustained by the plaintiffs, restitution and disgorgement by Ms. Stewart, the recovery of plaintiffs’ attorney's fees and other relief. We believe that we have meritorious defenses to the claims made by the plaintiffs, and we are vigorously defending such claims.  Litigation costs in this matter may be significant.  We do not expect that the ultimate resolution of this matter will have a material effect on our condensed consolidated financial statements.

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

Cautionary Statements and Risk Factors

This Quarterly Report contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 14, 2017.   There have been no material changes to such risk factors during the six months ended June 30, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities during the three months ended June 30, 2017.

During the three months ended June 30, 2017, we did not repurchase any shares of our common stock and we do not currently have in place a repurchase program with respect to our common stock.

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

SEQUENTIAL BRANDS GROUP, INC.

Date: August 8, 2017	/s/ Gary Klein
By: Gary Klein
Title: Chief Financial Officer (Principal Financial Officer)