Form 10-Q
period 2017-09-30
Sequential Brands Group, Inc.
filed 2017-11-13
CIK 1648428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 2, 2017, the registrant had 63,151,870 shares of common stock, par value $0.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Note 2)
Assets
Current Assets:
Cash	$12,515	$19,133
Restricted cash	1,527	1,521
Accounts receivable, net	50,632	53,195
Available-for-sale securities	-	7,673
Prepaid expenses and other current assets	6,367	4,366
Total current assets	71,041	85,888

Property and equipment, net	6,205	7,674
Intangible assets, net	995,348	1,030,212
Goodwill	304,123	307,744
Other assets	4,612	3,345
Total assets	$1,381,329	$1,434,863

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$14,627	$18,915
Current portion of long-term debt	28,300	28,300
Current portion of deferred revenue	5,752	10,374
Total current liabilities	48,679	57,589

Long-term debt, net of current portion	598,428	616,735
Long-term deferred revenue, net of current portion	10,170	13,909
Deferred tax liability	199,910	200,357
Other long-term liabilities	7,913	8,705
Total liabilities	865,100	897,295

Commitments and Contingencies

Equity:
Preferred stock Series A, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized; 63,567,718 and 62,602,041 shares issued at September 30, 2017 and December 31, 2016, respectively, and 63,151,870 and 62,504,355 shares outstanding at September 30, 2017 and December 31, 2016, respectively	634	624
Additional paid-in capital	507,876	502,564
Accumulated other comprehensive loss	(506)	(144)
Accumulated deficit	(62,481)	(39,651)
Treasury stock, at cost; 415,848 and 97,686 shares at September 30, 2017 and December 31, 2016, respectively	(1,784)	(638)
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	443,739	462,755
Noncontrolling interests	72,490	74,813
Total equity	516,229	537,568

See Notes to Condensed Consolidated Financial Statements.

Total liabilities and equity	$1,381,329	$1,434,863

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net revenue	$39,025	$41,952	$120,569	$110,114
Operating expenses	16,071	20,180	57,379	63,077
Impairment charges	36,505	-	36,505	-
(Loss) income from operations	(13,551)	21,772	26,685	47,037
Other (income) expense	(214)	(150)	1,553	(243)
Interest expense, net	15,237	14,742	44,600	36,031
(Loss) income before income taxes	(28,574)	7,180	(19,468)	11,249
(Benefit from) provision for income taxes	(3,842)	3,858	(142)	5,276
Net (loss) income	(24,732)	3,322	(19,326)	5,973
Net loss (income) attributable to noncontrolling interests	552	(2,022)	(3,504)	(5,814)
Net (loss) income attributable to Sequential Brands Group, Inc. and Subsidiaries	$(24,180)	$1,300	$(22,830)	$159

(Loss) earnings per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic	$(0.38)	$0.02	$(0.36)	$0.00
Diluted	$(0.38)	$0.02	$(0.36)	$0.00

Weighted-average common shares outstanding:
Basic	62,998,944	62,176,700	62,796,716	61,817,742
Diluted	62,998,944	63,066,757	62,796,716	62,918,590

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Sequential Brands Group, Inc. and Subsidiaries Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	Interests	Equity
Balance at January 1, 2017	-	$-	62,602,041	$624	$502,564	$(144)	$(39,651)	(97,686)	$(638)	$462,755	$74,813	$537,568
Stock-based compensation	-	-	965,677	10	5,332	-	-	-	-	5,342	-	5,342
Stock registration costs	-	-	-	-	(20)	-	-	-	-	(20)	-	(20)
Unrealized loss on interest rate cap	-	-	-	-	-	(362)	-	-	-	(362)	-	(362)
Repurchase of common stock	-	-	-	-	-	-	-	(318,162)	(1,146)	(1,146)	-	(1,146)
Noncontrolling interest distributions	-	-	-	-	-	-	-	-	-	-	(5,827)	(5,827)
Net income attributable to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	3,504	3,504
Net loss attributable to common stockholders	-	-	-	-	-	-	(22,830)	-	-	(22,830)	-	(22,830)
Balance at September 30, 2017	-	$-	63,567,718	$634	$507,876	$(506)	$(62,481)	(415,848)	$(1,784)	$443,739	$72,490	$516,229

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2017	2016

Cash Flows From Operating Activities
Net (loss) income	$(19,326)	$5,973
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for bad debts	381	475
Depreciation and amortization	3,544	3,379
Stock-based compensation	5,342	5,642
Amortization of deferred financing costs	2,918	2,117
Impairment of trademarks	36,505	-
Income from equity method investment	(22)	-
Loss on disposal of fixed assets	2	491
Realized loss on sale of available-for-sale securities	1,916	-
Deferred income taxes	(447)	5,003
Changes in operating assets and liabilities:
Accounts receivable	2,182	(2,654)
Prepaid expenses and other assets	(3,055)	776
Accounts payable and accrued expenses	(4,552)	(7,607)
Deferred revenue	(7,361)	17,972
Other liabilities	1,233	(162)
Cash Provided By Operating Activities From Continuing Operations	19,260	31,405
Cash Used In Operating Activities From Discontinued Operations	-	(8)
Cash Provided By Operating Activities	19,260	31,397

Cash Flows From Investing Activities
Cash paid for acquisitions, net of cash acquired	-	(147,587)
Investments in intangible assets, including registration and renewal costs	(280)	(390)
Proceeds from sale of available-for-sale securities	5,757	-
Purchases of property and equipment	(1,183)	(1,617)
Proceeds from sale of property and equipment	2	45
Changes in restricted cash	(6)	(1,518)
Cash Provided By (Used In) Investing Activities	4,290	(151,067)

Cash Flows From Financing Activities
Proceeds from long-term debt	-	132,000
Stock registration costs	(20)	-
Payment of long-term debt	(21,225)	(14,000)
Guaranteed payments in connection with acquisitions	(1,950)	(1,475)
Deferred financing costs	-	(13,011)
Repurchases of common stock	(1,146)	(501)
Noncontrolling interest distributions	(5,827)	(4,992)
Cash (Used In) Provided by Financing Activities	(30,168)	98,021

Net Decrease In Cash	(6,618)	(21,649)
Cash — Beginning of period	19,133	41,560
Cash — End of period	$12,515	$19,911

Supplemental Disclosures Of Cash Flow Information
Cash paid for:
Interest	$41,697	$31,792
Taxes	$90	$178

Non-cash Investing And Financing Activities
Accrued purchases of property and equipment at period end	$189	$1,602
Unrealized gain on available-for-sale securities during the period	$-	$1,060
Unrealized loss on interest rate cap during the period	$(362)	$-
Receivable for sale of trademark rights	$500	$-

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

1.	Organization and Nature of Operations

Overview

Sequential Brands Group, Inc. (the “Company”) owns a portfolio of consumer brands in the fashion, active and home categories.  The Company aims to maximize the strategic value of its brands by promoting, marketing and licensing its global brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories.  The Company’s core strategy is to enhance and monetize the global reach of its existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify its portfolio of brands.  The Company licenses brands to both wholesale and direct-to-retail licensees.  In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory.  In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites.  As of September 30, 2017, the Company had more than one-hundred fifty licensees, with wholesale licensees comprising a significant majority.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 14, 2017, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2016, 2015 and 2014.  The financial information as of December 31, 2016 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The interim results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

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

SEPTEMBER 30, 2017

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

The Company entered into a transaction with a media company for which it receives advertising credits as part of the consideration exchanged.  These transactions are recorded at the estimated fair value of the advertising credits received, as their fair value is deemed more readily determinable than the fair value of the trademark licensing right provided by the Company, in accordance with ASC 845, Nonmonetary Transactions. The fair value of the advertising credits are recorded as revenue and in other assets when earned, and expensed when the advertising credits are utilized.   The Company recorded revenue of $0.8 million for the three and nine months ended September 30, 2017 related to the advertising credits earned.  The Company did not record any expense related to the advertising credits as they have not yet been utilized.

Restricted Cash

Restricted cash consists of cash deposited with a financial institution required as collateral for the Company’s cash-collateralized letter of credit facilities.

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees and other customers and its evaluation of their creditworthiness, payment history and account aging.  Accounts receivable balances deemed to be uncollectible are written off after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $0.3 million and $0.2 million as of September 30, 2017 and December 31, 2016.

The Company’s accounts receivable, net amounted to $50.6 million and $53.2 million as of September 30, 2017 and December 31, 2016, respectively.  Four licensees accounted for approximately 63% (25%, 14%, 13%, and 11%) of the Company’s total consolidated accounts receivable balance as of September 30, 2017 and four licensees accounted for approximately 49% (14%, 13%, 12% and 10%) of the Company’s total consolidated accounts receivable balance as of December 31, 2016.  The Company does not believe the accounts receivable balance from these licensees represents a significant collection risk based on past collection experience.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

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

During the second quarter of 2017, the Company sold its available-for-sale securities for $5.8 million.  The book cost basis of the available-for-sale securities was approximately $7.7 million, which was determined using the specific identification method.  The sale resulted in a net realized loss of $1.9 million, which is recorded in other (income) expense in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2017.  Included in the $1.9 million is $1.5 million that was reclassified from accumulated other comprehensive loss.

Equity Method Investment

For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation, the Company uses the equity method of accounting.  On July 1, 2016, the Company acquired a 49.9% noncontrolling interest in Gaiam Pty. Ltd. in connection with its acquisition of Gaiam Brand Holdco, LLC, which is included in other assets in the condensed consolidated balance sheets.  The Company’s share of earnings from its equity method investee, which was not material for the three and nine months ended September 30, 2017, is included in other (income) expense in the unaudited condensed consolidated statements of operations.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

During the quarter ended September 30, 2017, as a result of its qualitative assessment of the likelihood of goodwill impairment, the Company identified potential impairment indicators and determined that a quantitative assessment was necessary.  Fair value for the quantitative assessment was determined under an income approach using estimates of discounted future cash flows (the “DCF Method”).  The DCF Method relies on assumptions such as the Company’s projected future earnings and appropriate discount rates.   The Company corroborated the results of the DCF Method by reconciling to within a reasonable range of its market capitalization (calculated as total common shares outstanding multiplied by the common equity price per share, as adjusted for a control premium factor).  Reconciling items identified included the benefit of the Company’s fully reserved tax assets for which the market capitalization may not be giving full value.  Based on the results of the quantitative assessment, the Company determined goodwill was not impaired for the period ended September 30, 2017.

Intangible assets represent trademarks, customer agreements and patents related to the Company’s brands and a favorable lease.  Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets.  Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation.  The carrying value of intangible assets and other finite-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Indefinite-lived intangible assets are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that indicate that the carrying amount of the indefinite-lived intangible asset may not be recoverable.  When conducting its impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that the asset is impaired.  If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, the Company then tests the asset for recoverability.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to its future undiscounted net cash flows.  If the carrying amount of such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the recoverability of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.    During the quarter ended September 30, 2017, the Company recorded non-cash impairment charges of $36.5 million for indefinite-lived intangible assets related to the trademarks of five of the Company’s non-core brands: Caribbean Joe,  Revo,  Franklin Mint,  Nevados, and FUL.  Fair value for each trademark was determined based on estimates of future discounted cash flows.  The impairments arose due to reduced contractual minimums or reduced sales forecasts in key distribution channels for these brands.    This charge is included in impairment charges in the unaudited condensed consolidated statements of operations.  See Note 3 and Note 6 for further information.

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

SEPTEMBER 30, 2017

(UNAUDITED)

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

The benefit from income taxes for the three and nine months ended September 30, 2017 represents a non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes and taxes for state, local and foreign jurisdictions offset by a tax benefit, discrete to the third quarter, representing a reduction in deferred tax liabilities resulting from the impairment of related to acquired trademarks.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Basic weighted-average common shares outstanding	62,998,944	62,176,700	62,796,716	61,817,742
Acquisition hold back shares	-	-	-	230,840
Warrants	-	360,440	-	351,386
Stock options	-	18,252	-	15,406
Performance based restricted stock	-	407,355	-	408,152
Unvested restricted stock	-	104,010	-	95,064
Diluted weighted-average common shares outstanding	62,998,944	63,066,757	62,796,716	62,918,590

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

 The computation of diluted EPS for the three and nine months ended September 30, 2017 and 2016 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Warrants	801,760	325,000	801,760	325,000
Stock options	84,000	51,000	84,000	51,000
Unvested restricted stock	972,355	-	972,355	130,000
Total	1,858,115	376,000	1,858,115	506,000

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash, restricted cash, accounts receivable and available-for-sale securities.  Cash is held to meet working capital needs and future acquisitions.  Restricted cash is pledged as collateral for a comparable amount of irrevocable standby letters of credit for certain of the Company’s leased properties.  Substantially all of the Company’s cash, restricted cash and available-for-sale securities, prior to being sold, are deposited with high quality financial institutions.  At times, however, such cash, restricted cash and available-for-sale securities may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.  The Company has not experienced any losses in such accounts as of September 30, 2017.

Concentration of credit risk with respect to accounts receivable is minimal due to the collection history.  The Company performs periodic credit evaluations of its customers’ financial condition.  The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable.

Customer Concentrations

The Company recorded net revenues of $39.0 million and $42.0 million during the three months ended September 30, 2017 and 2016, respectively.  During the three months ended September 30, 2017, three licensees represented at least 10% of net revenue, accounting for 12%, 11%, and 10% of the Company’s net revenue.  During the three months ended September 30, 2016, no licensees represented at least 10% of net revenue.

The Company recorded net revenues of $120.6 million and $110.1 million during the nine months ended September 30, 2017 and 2016, respectively.  During the nine months ended September 30, 2017, three licensees represented at least 10% of net revenue, accounting for 11%, 11%, and 10% of the Company’s net revenue.  During the nine months ended September 30, 2016, two licensees represented at least 10% of net revenue, each accounting for 10% of the Company’s net revenue.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

Noncontrolling Interest

Noncontrolling interest recorded for the three and nine months ended September 30, 2017 represents income allocations to Elan Polo International, Inc., a member of DVS Footwear International, LLC, With You, Inc., a member of With You LLC (the partnership between the Company and Jessica Simpson), and JALP, LLC (“JALP”), a member of FUL IP Holdings, LLC (“FUL IP”).  Noncontrolling interest recorded for the three and nine months ended September 30, 2016 represents income allocations to Elan Polo International, Inc., With You, Inc. and JALP.

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

SEPTEMBER 30, 2017

(UNAUDITED)

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

During the quarter ended September 30, 2017, the Company recorded non-cash impairment charges of $36.5 million for indefinite-lived intangible assets related to the trademarks of five of the Company’s non-core brands: Caribbean Joe,  Revo,  Franklin Mint,  Nevados, and FUL.  Fair value for each trademark was determined based on estimates of future discounted cash flows, a Level 3 measure within the fair value hierarchy.  The impairments arose due to reduced contractual minimums or reduced sales forecasts in key distribution channels for these brands.    The following table shows the change in indefinite-lived assets for the nine months ended September 30, 2017:

September 30,
2017
(in thousands)

Balance at January 1	$1,025,260
Additions	2,331
Impairment Charges	(36,505)
Ending balance	$991,086

As of September 30, 2017 and December 31, 2016, there were no assets or liabilities that are required to be measured at fair value on a recurring basis, except for available-for-sale securities, interest rate caps, contingent earn outs relating to the Linens ‘N Things brand (the “LNT Contingent Earn Out”) and Legacy Payments (as defined below) to Ms. Martha Stewart.  The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at September 30, 2017 and December 31, 2016:

		Carrying Value		Fair Value
Financial Instrument	Level	9/30/2017	12/31/2016	9/30/2017	12/31/2016
		(in thousands)
Available-for-sale securities	1	$-	$7,673	$-	$7,673
Interest rate caps	2	$723	$1,104	$723	$1,104
2016 Term Loans	3	$558,988	$582,500	$549,664	$551,324
2016 Revolving Loan	3	$82,787	$80,500	$82,436	$60,755
LNT Contingent Earn Out	3	$-	$-	$-	$-
Legacy Payments	3	$2,190	$1,995	$2,190	$1,995

The carrying amounts of the Company’s cash, restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.

The Company recorded its available-for-sale securities on the condensed consolidated balance sheets at fair value using Level 1 inputs at December 31, 2016.  The fair value of the Company’s available-for-sale securities was based upon quoted market prices for identical assets in active markets.

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

SEPTEMBER 30, 2017

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

The components of the 2016 Cap Agreements as of September 30, 2017 are as follows:

	Notional Value	Derivative Asset	Derivative Liability

	(in thousands)

LIBOR based loans	$500,000	$-	$506

For purposes of this fair value disclosure, the Company based its fair value estimate for the 2016 Term Loans and 2016 Revolving Loan (each, as defined in Note 7) on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the loan agreements based on interest rates as of September 30, 2017 and December 31, 2016 for debt with similar risk characteristics and maturities.

On the date of the acquisition of Galaxy Brand Holdings, Inc., no value was assigned to the LNT Contingent Earn Out based on the remote probability that the Linens ‘N Things brand will achieve the performance measurements.  At September 30, 2017 and December 31, 2016, the LNT Contingent Earn Out had no value.  The Company continues to evaluate these performance measurements at each reporting period and determines their fair values if/when the achievement of the performance measurements becomes probable.

In connection with the acquisition of Martha Stewart Living Omnimedia (“MSLO”), beginning with calendar years commencing on or after January 1, 2026, the Company will pay Ms. Stewart three and one-half percent (3.5%) of Gross Licensing Revenues (as defined in Ms. Stewart’s employment agreement) for each such calendar year for the remainder of Ms. Stewart’s life (with a minimum of five (5) years of payments, to be made to Ms. Stewart’s estate if Ms. Stewart dies before December 31, 2030) (the “Legacy Payments”).  The Company recorded $0.1 million of accretion during each of the three months ended September 30, 2017 and 2016 and $0.2 million of accretion during each of the nine months ended September 30, 2017 and 2016 related to the Legacy Payments and recorded the expense within interest expense, net in the unaudited condensed consolidated statements of operations.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

The Company made the following updates to the purchase price during the nine months ended September 30, 2017 in connection with finalizing the valuation of the Gaiam Brand Holdco, LLC acquisition (in thousands):

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

5.	Goodwill

The changes in goodwill are summarized as follows:

	September 30,	December 31,
	2017	2016
	(in thousands)

Balance at January 1	$307,744	$314,288
Adjustment for acquisition of Martha Stewart Living Omnimedia, Inc.	-	(11,249)
(Adjustment for) and acquisition of Gaiam Brand Holdco, LLC	(3,621)	4,705
Ending balance	$304,123	$307,744

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

During the quarter ended September 30, 2017, as a result of its qualitative assessment of the likelihood of goodwill impairment, the Company identified potential impairment indicators and determined that a quantitative assessment was necessary.  Fair value for the quantitative assessment was determined under an income approach using estimates of discounted future cash flows (the “DCF Method”).  The DCF Method relies on assumptions such as the Company’s projected future earnings and appropriate discount rates.   The Company corroborated the results of the DCF Method by reconciling to within a reasonable range of its market capitalization (calculated as total common shares outstanding multiplied by the common equity price per share, as adjusted for a control premium factor).  Reconciling items identified included the benefit of the Company’s fully reserved tax assets for which the market capitalization may not be giving full value.  Based on the results of the quantitative assessment, the Company determined goodwill was not impaired for the period ended September 30, 2017.

6.	Intangible Assets

Intangible assets are summarized as follows:

September 30, 2017	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(in thousands)
Finite-lived intangible assets:
Trademarks	15	$4,998	$(1,808)	$3,190
Customer agreements	4	2,832	(2,145)	687
Favorable lease	2	537	(537)	-
Patents	10	665	(280)	385
		$9,032	$(4,770)	4,262
Indefinite-lived intangible assets:
Trademarks				991,086

Intangible assets, net				$995,348

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

December 31, 2016	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(in thousands)
Finite-lived intangible assets:
Trademarks	15	$4,981	$(1,558)	$3,423
Customer agreements	4	2,832	(1,738)	1,094
Favorable lease	2	537	(537)	-
Patents	10	665	(230)	435
		$9,015	$(4,063)	4,952
Indefinite-lived intangible assets:
Trademarks				1,025,260

Intangible assets, net				$1,030,212

Estimated future annual amortization expense for intangible assets in service as of September 30, 2017 is summarized as follows:

Years ending December 31,	(in thousands)
Remainder of 2017	$208
2018	783
2019	593
2020	403
2021	400
Thereafter	1,875
$4,262

 Amortization expense amounted to $0.2 million and $0.3 million for the three months ended September 30, 2017 and 2016.  Amortization expense amounted to $0.7 million and $1.0 million for the nine months ended September 30, 2017 and 2016.

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

During the quarter ended September 30, 2017, the Company recorded non-cash impairment charges of $36.5 million for indefinite-lived intangible assets related to the trademarks of five of the Company’s non-core brands: Caribbean Joe,  Revo,  Franklin Mint,  Nevados, and FUL.  Fair value for each trademark was determined based on estimates of future discounted cash flows.  The impairments arose due to reduced contractual minimums or reduced sales forecasts in key distribution channels for these brands.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

7.	Long-Term Debt

 The components of long-term debt are as follows:

	September 30,	December 31,
	2017	2016

	(in thousands)

2016 Term Loans	$558,988	$582,500
2016 Revolving Loan	82,787	80,500
Unamortized deferred financing costs	(15,047)	(17,965)
Total long-term debt, net of unamortized deferred financing costs	626,728	645,035
Less: current portion of long-term debt	28,300	28,300
Long-term debt	$598,428	$616,735

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

The Amended BoA Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the BoA Facility Loan Parties and their subsidiaries.  Moreover, the Amended BoA Credit Agreement contains financial covenants that require the BoA Facility Loan Parties and their subsidiaries to (i) maintain a positive net income (as defined in the agreement), (ii) satisfy a maximum loan to value ratio set at 50.0% (applicable to the Revolving Loans and Tranche A Loans) and (iii) satisfy a maximum consolidated first lien leverage ratio, initially set at 2.80:1.00, decreasing over the term of the Amended BoA Credit Agreement until reaching the final maximum ratio of 2.50:1.00 for the fiscal quarter ending September 30, 2018 and thereafter.

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

The Company may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.33:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 2.50:100 and (b) with respect to any other increase, 2.40:1.00, subject to the satisfaction of certain conditions in the Amended BoA Credit Agreement.    At September 30, 2017, the Company is in compliance with the covenants included in the Amended BoA Credit Agreement.

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

The Amended GSO Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the GSO Facility Loan Parties and their subsidiaries.  Moreover, the Amended GSO Credit Agreement contains financial covenants that require the GSO Facility Loan Parties and their subsidiaries to satisfy (i) a maximum consolidated total leverage ratio, initially set at 7.25:1.00, decreasing over the term of the Amended GSO Credit Agreement until reaching the final maximum ratio of 6.50:1.00 for the fiscal quarter ending September 30, 2018 and thereafter and (ii) a maximum consolidated first lien leverage ratio, initially set at 2.80:1.00, decreasing over the term of the Amended GSO Credit Agreement until reaching the final maximum ratio of 2.50:1.00 for the fiscal quarter ending September 30, 2018 and thereafter.  At September 30, 2017, the Company is in compliance with the covenants included in the Amended GSO Credit Agreement.

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

SEPTEMBER 30, 2017

(UNAUDITED)

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

MSLO Stockholder Complaint

In connection with the merger of MSLO in December 2015, the following 13 putative stockholder class action lawsuits have been filed in the Court of Chancery of the State of Delaware: (1) David Shaev Profit Sharing Plan f/b/o David Shaev v. Martha Stewart Living Omnimedia Inc. et. al., filed on June 25, 2015; (2) Malka Raul v. Martha Stewart Living Omnimedia Inc. et. al., filed on June 26, 2015; (3) Daniel Lisman v. Martha Stewart Living Omnimedia Inc. et. al., filed on June 29, 2015; (4) Matthew Sciabacucchi v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 2, 2015; (5) Harold Litwin v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 5, 2015; (6) Richard Schiffrin v. Martha Stewart, filed on July 7, 2015; (7) Cedric Terrell v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 8, 2015; (8) Dorothy Moore v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 8, 2015; (9) Paul Dranove v. Pierre De Villemejane. et. al., filed on July 8, 2015; (10) Phuc Nguyen v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 10, 2015; (11) Kenneth Steiner v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 16, 2015; (12) Karen Gordon v. Martha Stewart et. al., filed on July 27, 2015 against the MSLO Board of Directors, Sequential, Madeline Merger Sub, Singer Merger; and (13) Anne Seader v. Martha Stewart Living Omnimedia, Inc. et. al., filed on July 28, 2015.  All of the 13 class action lawsuits name the Old Sequential, MSLO, the MSLO board of directors, Madeline Merger Sub, Inc., Singer Merger Sub, Inc. and the Company as defendants and allege that (a) members of the MSLO board of directors breached their fiduciary duties and (b) Old Sequential, MSLO, Madeline Merger Sub, Inc., Singer Merger Sub Inc. and the Company aided and abetted such alleged breaches of fiduciary duties by the MSLO board of directors. On August 18, 2015, the Delaware Chancery Court issued an order consolidating these actions for all purposes under the caption In re Martha Stewart Living Omnimedia, Inc., et. al. to be the operative complaint in the consolidated action.  On January 12, 2016, after the consummation of the Mergers (as defined below), the plaintiffs filed a Verified Consolidated Amended Class Action Complaint, naming Ms. Martha Stewart, the Company, Old Sequential, Madeline Merger Sub, Inc. and Singer Merger Sub, Inc. and alleging that (a) Ms. Stewart breached her fiduciary duties to MSLO's stockholders and (b) the Company, Old Sequential, Madeline Merger Sub, Inc. and Singer Merger Sub, Inc. aided and abetted Ms. Stewart's breach of her fiduciary duties.  On April 4, 2016, Ms. Stewart and the Sequential defendants filed respective motions to dismiss the Verified Consolidated Amended Class Action Complaint.  On June 15, 2016, Lead Plaintiffs sought leave to amend the complaint and file the Verified Second Amended Class Action Complaint, which Judge Slights granted on July 14, 2016.  On July 18, 2016, Lead Plaintiffs filed the Verified Second Amended Class Action Complaint against Defendants, asserting that Ms. Stewart breached her fiduciary duties and asserting that Sequential, Madeline Merger Sub, Singer Merger Sub, and Holdings aided and abetted the alleged breach of fiduciary duties.  On July 28, 2016, Ms. Stewart and the Sequential defendants filed respective motions to dismiss the Verified Second Amended Class Action Complaint.  On October 26, 2016, Lead Plaintiffs filed their opposition to Defendants’ motions to dismiss.  On November 29, 2016, Ms. Stewart and the Sequential Defendants filed reply briefs in further supports of their motions to dismiss the Verified Second Amended Class Action Complaint.  Oral argument on the motions to dismiss occurred on March 22, 2017.  In August 2017, the Court ruled in favor of Ms. Stewart and the Sequential defendants on the motions to dismiss.  The Lead Plaintiffs did not appeal the ruling.  This matter is resolved.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

9.	Stock-based Compensation

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2017:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

	(in thousands, except share and per share data)

Outstanding - January 1, 2017	129,501	$9.65	2.3	$-
Granted	-	-
Exercised	-	-
Forfeited or canceled	(45,500)	(11.49)
Outstanding at September 30, 2017	84,001	$8.65	2.4	$-

Exercisable - September 30, 2017	84,001	$8.65	2.4	$-

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Options	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2017	5,000	$1.96
Granted	-	-
Vested	(5,000)	(1.96)
Forfeited or canceled	-	-
Unvested - September 30, 2017	-	$-

The Company did not grant any stock options during the three and nine months ended September 30, 2017 and 2016.

Total compensation expense related to stock options for each of the three and nine months ended September 30, 2017 and 2016 was less than $0.1 million.  At September 30, 2017 there is no unrecognized compensation expense related to stock options.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

Warrants

The following table summarizes the Company’s outstanding warrants for the nine months ended September 30, 2017:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

	(in thousands, except share and per share data)

Outstanding - January 1, 2017	801,760	$7.87	3.1	$51
Granted	-	-
Exercised	-	-
Forfeited or canceled	-	-
Outstanding at September 30, 2017	801,760	$7.87	2.3	$-

Exercisable - September 30, 2017	801,760	$7.87	2.3	$-

A summary of the changes in the Company’s unvested warrants is as follows:

	Number of Warrants	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2017	50,000	$6.32
Granted	-	-
Vested	(50,000)	(6.32)
Forfeited or canceled	-	-
Unvested - September 30, 2017	-	$-

The Company did not issue any warrants during the three and nine months ended September 30, 2017 and 2016.

Total compensation expense related to warrants for the three months ended September 30, 2017 and 2016 was less than $0.1 million and $0.1 million, respectively.  Total compensation expense related to warrants for the nine months ended September 30, 2017 and 2016 was less than $0.1 million and $0.2 million, respectively.  At September 30, 2017 there is no unrecognized compensation expense related to warrants.

Restricted Stock

A summary of the time-based restricted stock activity for the nine months ended September 30, 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in Years)

	(in thousands, except share and per share data)

Unvested - January 1, 2017	258,787	$8.45	2.1
Granted	111,112	3.60
Vested	(147,632)	(5.75)
Unvested - September 30, 2017	222,267	$7.82	2.2

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

During the nine months ended September 30, 2017, the Company granted 111,112 shares of time-based restricted stock to members of the Company’s board of directors.  These shares had a grant date fair value of $0.4 million and vest over a period of one year.  The Company recorded $0.1 million and $0.2 million during the three and nine months ended September 30, 2017, respectively, as compensation expense pertaining to these grants.

During the nine months ended September 30, 2016, the Company granted 70,548 shares of time-based restricted stock to members of the Company’s board of directors.  These shares had a grant date fair value of $0.4 million and vest over a period of one year.  The Company recorded $0.1 million during the nine months ended September 30, 2017 as compensation expense pertaining to these grants.  The Company recorded $0.1 million and $0.2 million during the three and nine months ended September 30, 2016 as compensation expense pertaining to these grants.

Total compensation expense related to time-based restricted stock grants for the three months ended September 30, 2017 and 2016 was $0.1 million and $0.6 million, respectively.  Total compensation expense related to time-based restricted stock grants for the nine months ended September 30, 2017 and 2016 was $0.5 million and $1.4 million, respectively.  Total unrecognized compensation expense related to time-based restricted stock grants at September 30, 2017 amounted to $0.5 million and is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units

A summary of the time-based restricted stock units activity for the nine months ended September 30, 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in Years)

	(in thousands, except share and per share data)

Unvested - January 1, 2017	326,667	$8.52	2.5
Granted	636,753	3.24
Vested	(153,332)	(10.20)
Forfeited or canceled	(60,000)	(4.89)
Unvested - September 30, 2017	750,088	$3.98	2.5

During the three months ended September 30, 2017, the Company granted 200,000 time-based restricted stock units to certain employees for future services and 276,753 time-based restricted stock units to a consultant for future services.  These shares of time-based restricted stock units had a grant date fair value of $1.4 million and vest over a period of three years.  The Company recorded less than $0.1 million during the three months ended September 30, 2017 as compensation expense pertaining to these grants.

During the nine months ended September 30, 2017, the Company granted 100,000 time-based restricted stock units to the Company’s Chief Executive Officer pursuant to an employment agreement, dated April 3, 2017.  These shares of time-based restricted stock units had a grant date fair value of $0.4 million and vest over a period of three years.  The Company recorded less than $0.1 million during the three and nine months ended September 30, 2017 as compensation expense pertaining to this grant.

During the nine months ended September 30, 2017, the Company accelerated the vesting of 66,667 shares of time-based restricted stock units for the Company’s former Chief Executive Officer in connection with the CEO transition.  Total compensation expense related to these shares of $0.7 million was recorded as operating expenses in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Company granted 60,000 time-based restricted stock units to the Company’s former Chief Financial Officer pursuant to an amended employment agreement, dated January 3, 2017.  These shares of time-based restricted stock units had a grant date fair value of $0.3 million and a vesting period of two years.  Upon the former Chief Financial Officer’s departure, these shares were forfeited prior to vesting during the three months ended September 30, 2017.  Compensation expense previously recognized was reversed during the three and nine months ended September 30, 2017.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

During the nine months ended September 30, 2016, the Company issued 35,000 shares of time-based restricted stock units to an employee for future services.  These shares of time-based restricted stock units had a grant date fair value of $0.3 million and vest over a period of three years.  The Company recorded less than $0.1 million during the each of the three and nine months ended September 30, 2017 and 2016 as compensation expense pertaining to this grant.

Total compensation expense related to time-based restricted stock unit grants for each of the three months ended September 30, 2017 and 2016 was $0.2 million.  Total compensation expense related to time-based restricted stock unit grants for the nine months ended September 30, 2017 and 2016 was $1.4 million and $0.4 million, respectively.  Total unrecognized compensation expense related to time-based restricted stock unit grants at September 30, 2017 amounted to $2.7 million and is expected to be recognized over a weighted-average period of 2.5 years.

Performance Stock Units

A summary of the PSUs activity for the nine months ended September 30, 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in Years)

	(in thousands, except share and per share data)

Unvested - January 1, 2017	2,803,367	$8.18	2.4
Granted	716,600	3.17
Vested	(701,233)	(10.97)
Forfeited or canceled	(673,700)	(7.22)
Unvested - September 30, 2017	2,145,034	$5.90	2.2

During the three months ended September 30, 2017, the Company granted 200,000 PSUs to an employee upon their commencement of employment with the Company.  These PSUs had a grant date fair value of $0.7 million and vest over a period of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned.  The Company did not record any compensation expense during the three and nine months ended September 30, 2017 as the likelihood of these PSUs being earned was not probable.

On July 25, 2017, the Compensation Committee voted to approve, on a discretionary basis, an award of 41,600 PSUs to employees and consultants.  The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants.  The Company did not record any compensation expense during the three and nine months ended September 30, 2017 as the likelihood of these PSUs being earned was not probable.

During the three months ended September 30, 2017, the Company granted 300,000 PSUs to the Company’s Chief Executive Officer.  These PSUs had a grant date fair value of $0.8 million and vest over a period of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned.  The Company did not record any compensation expense during the three and nine months ended September 30, 2017 as the likelihood of these PSUs being earned was not probable.

During the nine months ended September 30, 2017, the Company granted 175,000 PSUs to the Company’s Chief Executive Officer pursuant to an employment agreement, dated April 3, 2017.  These PSUs had a grant date fair value of $0.7 million and vest over a period of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned.  The Company did not record any compensation expense during the three and nine months ended September 30, 2017 as the likelihood of these PSUs being earned was not probable.

During the nine months ended September 30, 2017, the Company accelerated the vesting of 200,000 PSUs for the Company’s former Chief Executive Officer in connection with the CEO transition.  Total compensation expense related to these PSUs of $2.9 million was recorded as operating expenses in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

On February 28, 2017, the Compensation Committee voted to approve, on a discretionary basis, an award of 164,978 PSUs to employees and consultants.  Included in the above award were 60,000 PSUs and 36,000 PSUs for the Company’s former Chief Executive Officer and Chief Financial Officer, respectively.  The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants.  Total compensation expense related to these PSUs of $0.6 million was recorded as operating expenses in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2017.

During the nine months ended September 30, 2016, the Company granted 30,000 PSUs to an employee upon the commencement of his employment with the Company.  These PSUs had a grant date fair value of $0.2 million and vest over a period of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned.  The Company did not record any compensation expense during the three and nine months ended September 30, 2017 as the likelihood of the remaining PSUs being earned was not probable.  The Company recorded less than $0.1 million during each of the three and nine months ended September 30, 2016 as compensation expense in the unaudited condensed consolidated statements of operations pertaining to these PSUs as the likelihood of certain PSUs being earned became probable.

On February 23, 2016, the Compensation Committee voted to approve, on a discretionary basis, an award of 69,994 PSUs to employees and consultants.  Included in the above award were 20,000 PSUs and 12,000 PSUs for the Company’s former Chief Executive Officer and Chief Financial Officer, respectively.  The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants.  Total compensation expense related to these PSUs of $0.4 million was recorded as operating expenses in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2016.

The Company did not grant any PSUs during the three months ended September 30, 2016.  The Company did not record compensation expense related to the PSUs for the three months ended September 30, 2017.  Total compensation expense related to the PSUs for the three months ended September 30, 2016 was $1.3 million. Total compensation expense related to the PSUs for the nine months ended September 30, 2017 and 2016 was $3.5 million and $3.6 million, respectively.

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

The Company paid TCP $0.5 million for services under the Amended TCP Agreement during the nine months ended September 30, 2017.  The Company paid TCP $0.9 million during the three and nine months ended September 30, 2016.  At September 30, 2017, the Company had accrued $0.2 million payable to TCP.  At December 31, 2016, there were no amounts due to TCP for services.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

Additionally, in July 2013, the Company entered into a consulting arrangement with an employee of TCP (the “TCP Employee”), pursuant to which the TCP Employee provides legal and other consulting services at the request of the Company from time to time.  The TCP Employee was also issued 125,000 shares of restricted stock, vesting over a four-year period and 180,000 PSUs, vesting over three years in increments of 20% for 2014, 20% for 2015 and 60% for 2016.  Additionally, the TCP employee was granted 200,000 PSUs, vesting over three years in increments of 33.3% for 2017, 33.3% for 2018 and 33.4% for 2019.  The Company paid the TCP Employee $0.1 million and $0.2 million for services under the consulting arrangement during each of the three months ended September 30, 2017 and 2016, respectively.  The Company paid the TCP Employee $0.2 million and $0.3 million for services under the consulting arrangement during each of the nine months ended September 30, 2017 and 2016.  These amounts are included in operating expenses in the Company’s unaudited condensed consolidated financial statements.  At September 30, 2017 and December 31, 2016, there were no amounts due to the TCP Employee.

Transactions with E.S. Originals, Inc.

A division president of the Company maintains a passive ownership interest in one of the Company’s licensees, E.S. Originals, Inc. (“ESO”).  The Company receives royalties from ESO under license agreements for certain of the Company’s brands in the footwear category.  The Company recorded $3.5 million and $3.0 million of revenue for the three months ended September 30, 2017 and 2016, respectively, for royalties and advertising revenue earned from ESO license agreements.  The Company recorded $11.3 million and $11.2 million of revenue for the nine months ended September 30, 2017 and 2016, respectively, for royalties and advertising revenue earned from ESO license agreements.  At September 30, 2017 and December 31, 2016, the Company had $6.7 million and $7.1 million recorded as accounts receivable from ESO in the condensed consolidated balance sheets, respectively.

In addition, the Company entered into a license-back agreement with ESO under which the Company reacquired the rights to certain international territories in order to re-license these rights to an unrelated party.  The Company recorded less than $0.1 million in license-back expense for the three and nine months ended September 30, 2017.

Acquisition of FUL

On November 17, 2014, the Company made a strategic investment in FUL IP.  FUL IP is a collaborative investment between the Company and JALP.  FUL IP was formed for the purpose of licensing the FUL trademark to third parties in connection with the manufacturing, distribution, marketing and sale of FUL branded bags, backpacks, duffels, luggage and apparel accessories.  JALP contributed the FUL trademark with a fair value of $8.9 million.  In exchange for a 50.5% economic interest in FUL IP the Company paid JALP $4.5 million.  JALP’s minority member interest in FUL IP has been reflected as noncontrolling interest on the Company’s condensed consolidated balance sheets.  One of the Company’s directors, Mr. Al Gossett, has a partial ownership interest in JALP.  There was $(2.4) million of noncontrolling interest recorded during each of the three and nine months ended September 30, 2017.  There was $0.1 million and $0.4 million of noncontrolling interest recorded during the three and nine months ended September 30, 2016, respectively.

Investment in Available-for-Sale Securities

As further discussed in Note 2, in September 2015, the Company purchased available-for-sale securities of an unaffiliated third-party publicly traded company from Tengram Capital Partners, L.P., which is an affiliate of Tengram Capital Partners Gen2 Fund, L.P., one of the Company’s largest stockholders, for an aggregate purchase price of $12.0 million (plus related transaction expenses), which was the purchase price paid by Tengram Capital Partners, L.P. upon the acquisition of such available-for-sale securities in open market transactions.  The Company did not pay a fee or any compensation to Tengram Capital Partners, L.P. in connection with the Company’s investment in the available-for-sale securities.  During the nine months ended September 30, 2017, the Company sold its available-for-sale securities for $5.8 million.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

The Intangible Asset Agreement has an initial term commencing at December 4, 2015 and ending on December 31, 2020, provided that the term will automatically be renewed for five additional calendar years ending December 31, 2025 (subject to earlier termination as provided in Ms. Stewart’s employment agreement) if either the aggregate gross licensing revenues (as defined in Ms. Stewart’s employment agreement) for calendar years 2018 through 2020 exceed $195 million or the gross licensing revenues for calendar year 2020 equal or exceed $65 million.    During the term of the Intangible Asset Agreement with the Company, Lifestyle Research Center LLC will be entitled to receive a guaranteed annual payment of $1.7 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company plus reimbursable expenses.  The Company has paid Lifestyle Research Center LLC $0.8 million and less than $0.1 million in connection with other related services during the each of the three months ended September 30, 2017 and 2016, respectively.  The Company has paid Lifestyle Research Center LLC $1.4 million and less than $0.1 million in connection with other related services during the nine months ended September 30, 2017 and 2016, respectively.

During the term of the IP Agreement with the Company, Ms. Stewart will be entitled to receive a guaranteed annual payment of $1.3 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company.  During each of the three and nine months ended September 30, 2017 and 2016, the Company made payments of $0.3 million and $1.0 million, respectively, to Ms. Stewart in connection with the terms of the IP Agreement.  The IP License Agreement is perpetual.

During each of the three month periods ended September 30, 2017 and 2016, the Company expensed non-cash interest of $0.2 million related to the accretion of the present value of these guaranteed contractual payments.  During the nine months ended September 30, 2017 and 2016, the Company expensed non-cash interest of $0.5 million and $0.6 million, respectively, related to the accretion of the present value of these guaranteed contractual payments.  At September 30, 2017, there was $8.3 million due under the IP Agreements of which $2.9 million is recorded in accounts payable and accrued expenses and $5.4 million is recorded in other long-term liabilities.  At December 31, 2016, there was $8.8 million due under the IP Agreements of which $2.8 million is recorded in accounts payable and accrued expenses and $6.0 million is recorded in other long-term liabilities.

11.	Restructuring

The Company did not incur restructuring charges during the three and nine months ended September 30, 2017.

During the three months ended September 30, 2016, the Company recorded $0.4 million of restructuring charges in connection with headcount reductions.  During the nine months ended September 30, 2016, the Company recorded $3.2 million of restructuring charges in connection with headcount reductions and lease termination costs.  The charges incurred during the nine months ended September 30, 2016 consisted of $1.7 million of severance and related benefits associated with headcount reductions, $0.8 million of professional fees, $0.3 million in contract termination fees and $0.4 million of asset write-offs.  These charges are included in operating expenses in the unaudited condensed consolidated statement of operations.

On a cumulative basis, the Company has recorded $11.9 million of restructuring charges in connection with the Mergers, headcount reductions and contract termination costs.  The associated employee headcount reductions in connection with the reduction in workforce since inception were 65 employees.  The Company does not expect to incur any additional charges.

There is no restructuring accrual as of September 30, 2017.  A restructuring accrual of $1.5 million as of December 31, 2016 is included in accounts payable and accrued expenses on the condensed consolidated balance sheets.  This accrual included amounts provided for contract termination fees.  The Company has paid $10.5 million in cash related to these initiatives as of September 30, 2017.

Changes in the restructuring accruals during the nine months ended September 30, 2017 were as follows:

	Severance & Related Benefits	Contract Termination Costs	Professional Fees	Total Accrual

	(in thousands)
Balance at January 1, 2017	$-	$1,500	$-	$1,500
Charges to expense	-	-	-	-
Amounts paid	-	(1,500)	-	(1,500)
Balance at September 30, 2017	$-	$-	$-	$-

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

12.	New Accounting Pronouncements

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (‘ASU 2014-09’). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, and supersedes the current revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, will require greater use of judgment and estimates than under the current guidance.  This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2018. The ASU may be applied using a full retrospective method or a modified retrospective transition method, with a cumulative-effect adjustment as of the date of adoption.  The Company has made substantial progress in its review of the new standard and will complete its assessment by December 31, 2017. The Company will adopt the standard effective the first quarter of 2018 and apply the amendments using the modified retrospective method.  The Company currently expects the impact of adoption of this guidance to be immaterial to our financial statements and related disclosures.

ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities”

In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”).  ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815, Derivatives and Hedging.  The amendments in ASU 2017-12 are intended to improve the transparency and understandability of information about an entity’s risk management activities and simplify the application of hedge accounting.

ASU 2017-12 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted.  The Company does not expect the adoption of ASU 2017-12 to have a material impact on the Company’s condensed consolidated financial statements.

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

SEPTEMBER 30, 2017

(UNAUDITED)

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

Our business is designed to maximize the value of our brands through license agreements with partners that are responsible for manufacturing and distributing our licensed products and, with the exception of our Martha Stewart brand, primarily responsible for the design of such licensed products.  Our brands are licensed for a broad range of product categories, including apparel, footwear, eyewear, fashion accessories and home goods, as well as, with respect to our Martha Stewart brand, food, wine, and a variety of media related assets, such as magazines, books and other print and digital content.  We seek to select licensees who have demonstrated the ability to produce and sell quality products in their respective licensed categories and have the capability to meet or exceed the minimum sales thresholds and guaranteed minimum royalty payments that we generally require.

We license our brands to both wholesale and direct-to-retail licensees.  In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory.  In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites.  As of September 30, 2017, we had more than one-hundred fifty licensees, with wholesale licensees comprising a significant majority.

Our license agreements typically require a licensee to pay us royalties based upon net sales and, in most cases, contain guaranteed minimum royalties.  Our license agreements also require licensees to support the brands by either paying or spending contractually guaranteed minimum amounts for the marketing and advertising of the respective licensed brands.  As of September 30, 2017, we had contractual rights to receive an aggregate of $387.8 million in minimum royalty and marketing and advertising revenue from our licensees through the balance of the current terms of such licenses, excluding any renewals.

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

During the quarter ended September 30, 2017, the Company recorded non-cash impairment charges of $36.5 million for indefinite-lived intangible assets related to the trademarks of five of the Company’s non-core brands: Caribbean Joe,  Revo,  Franklin Mint,  Nevados, and FUL.  Fair value for each trademark was determined based on estimates of future discounted cash flows, a Level 3 measure within the fair value hierarchy.  The impairments arose due to reduced contractual minimums or reduced sales forecasts in key distribution channels for these brands.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 14, 2017, for a discussion of our critical accounting policies.  During the nine months ended September 30, 2017, there were no material changes to these policies.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Three Months Ended September 30,		Change	Change
	2017	2016	(Dollars)	(Percentage)

	(in thousands, except percentages)

Net revenue	$39,025	$41,952	$(2,927)	(7.0%)
Operating expenses	16,071	20,180	(4,109)	(20.4%)
Impairment charges	36,505	-	36,505	100.0%

(Loss) income from operations	(13,551)	21,772	(35,323)	(162.2%)
Other income	(214)	(150)	(64)	42.7%
Interest expense, net	15,237	14,742	495	3.4%

(Loss) income before income taxes	(28,574)	7,180	(35,754)	(498.0%)
(Benefit from) provision for income taxes	(3,842)	3,858	(7,700)	(199.6%)

Net (loss) income	(24,732)	3,322	(28,054)	(844.5%)
Net loss (income) attributable to noncontrolling interests	552	(2,022)	2,574	(127.3%)
Net (loss) income attributable to Sequential Brands Group, Inc. and Subsidiaries	$(24,180)	$1,300	$(25,480)	1,960.0%

Net revenue.  The decrease in net revenue for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 is primarily attributable to decreased revenues in the Martha Stewart brands partially offset by increased revenues in the AND1 brand.  Net revenue for the three months ended September 30, 2017 consists primarily of licensing revenue earned from our license agreements relating to the Martha Stewart,  Jessica Simpson, GAIAM, Avia, AND1,  Joe’s Jeans and Ellen Tracy brands.  Net revenue for the three months ended September 30, 2016 consists primarily of licensing revenue earned from our license agreements relating to the Martha Stewart,  Jessica Simpson,  GAIAM,  AND1, Avia,  Joe’s Jeans and Ellen Tracy brands.

Operating expenses. Operating expenses decreased $4.1 million for the three months ended September 30, 2017 to $16.1 million compared to $20.2 million for the three months ended September 30, 2016.  This decrease was primarily driven by a decrease in restructuring costs of $1.2 million, stock-based compensation costs of $1.1 million, professional fees of $0.9 million, advertising costs of $0.7 million, rent costs of $0.5 million, deal advisory costs of $0.3 million, and partially offset by increased compensation costs of $0.6 million.

Impairment Charges.  During the three months ended September 30, 2017, the Company recorded non-cash impairment charges of $36.5 million for indefinite-lived intangible assets related to the trademarks of five of the Company’s non-core brands: Caribbean Joe,  Revo,  Franklin Mint,  Nevados, and FUL.  Fair value for each trademark was determined based on estimates of future discounted cash flows.  The impairments arose due to reduced contractual minimums or reduced sales forecasts in key distribution channels for these brands.

Other income.    Other income during the three months ended September 30, 2017 consists of immaterial items.  Other income during the three months ended September 30, 2016 consists of the Company’s reversal of previously estimated accruals.

Interest expense, net.  The period-over-period increase in interest expense, net of $0.5 million is primarily due to an increase in interest incurred under our loan agreements.  Interest expense during the three months ended September 30, 2017 includes interest incurred under our loan agreements of $14.0 million, non-cash interest related to the amortization of deferred financing costs of $1.0 million and non-cash interest of $0.2 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions.  Interest expense, net during the three months ended September 30, 2016 includes interest incurred under our loan agreements and interest rate swaps of $13.2 million, non-cash interest related to the amortization of deferred financing costs of  $1.0 million and the write-off of approximately $0.3 million of deferred financing costs as a result of an extinguishment of a portion of the BoA Credit Agreement in accordance with ASC-470 – Debt in connection with the Company’s entry into the Amended BoA Credit Agreement.  Additionally, we expensed non-cash interest of $0.3 million during the three months ended September 30, 2016 related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions.

Income taxes.  The benefit from income taxes for the three months ended September 30, 2017 represents a non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes and taxes for state, local and foreign jurisdictions offset by a tax benefit, discrete to the third quarter, representing a reduction in deferred tax liabilities resulting from the impairment of related to acquired trademarks..  The provision for income taxes for the three months ended September 30, 2016 represents the non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes and taxes for state, local and foreign jurisdictions.  The effective tax rate differs from the statutory tax rate primarily due to benefits from taxes attributable to noncontrolling interest and changes in valuation allowance.

Noncontrolling interests.  Noncontrolling interests for the three months ended September 30, 2017 represents net income allocations of $1.8 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson), $0.1 million to Elan Polo International, Inc., a member of DVS LLC, and $(2.4) million to JALP, LLC, a member of FUL IP Holdings, LLC.  Noncontrolling interests for the three months ended September 30, 2016 represents net income allocations of $1.8 million to With You, Inc., $0.1 million to Elan Polo International, Inc. and $0.1 million to JALP, LLC.

Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Nine Months Ended September 30,		Change	Change
	2017	2016	(Dollars)	(Percentage)

	(in thousands, except percentages)

Net revenue	$120,569	$110,114	$10,455	9.5%
Operating expenses	57,379	63,077	(5,698)	(9.0%)
Impairment charges	36,505	-	36,505	100.0%

Income from operations	26,685	47,037	(20,352)	(43.3%)
Other expense (income)	1,553	(243)	1,796	(739.1%)
Interest expense, net	44,600	36,031	8,569	23.8%

(Loss) income before income taxes	(19,468)	11,249	(30,717)	(273.1%)
(Benefit from) provision for income taxes	(142)	5,276	(5,418)	(102.7%)

Net (loss) income	(19,326)	5,973	(25,299)	(423.6%)
Net income attributable to noncontrolling interests	(3,504)	(5,814)	2,310	(39.7%)
Net (loss) income attributable to Sequential Brands Group, Inc. and Subsidiaries	$(22,830)	$159	$(22,989)	14,458.5%

Net revenue.  The increase in net revenue for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 is primarily attributable to the acquisition of GAIAM during the third quarter of 2016 and increased revenues in the Joe’s Jeans, AND1,  Avia, and Ellen Tracy brands offset by decreased revenues in the Martha Stewart brand.  Net revenue for the nine months ended September 30, 2017 consists primarily of licensing revenue earned from our license agreements relating to the Martha Stewart,  Jessica Simpson, GAIAM, Avia, AND1,  Joe’s Jeans and Ellen Tracy brands.  Net revenue for the nine months ended September 30, 2016 consists primarily of licensing revenue earned from our license agreements relating to the Martha Stewart,  Jessica Simpson, AND1, Avia,  GAIAM,  Joe’s Jeans and Ellen Tracy brands.

Operating expenses. Operating expenses decreased $5.7 million for the nine months ended September 30, 2017 to $57.4 million compared to $63.1 million for the nine months ended September 30, 2016.  This decrease was primarily driven by a decrease in restructuring costs of $3.9 million, deal advisory costs of $3.4 million, stock-based compensation costs of $3.1 million, advertising costs of $2.0 million, professional fees of $1.3 million, and rent costs of $1.2 million partially offset by increased stock-based compensation and severance of $6.7 million in connection with the Company’s CEO transition, increased compensation costs of $1.5 million and $1.0 million of higher expenses related to the Martha & Snoop’s Potluck Dinner Party show.

Impairment Charges.  During the nine months ended September 30, 2017, the Company recorded non-cash impairment charges of $36.5 million for indefinite-lived intangible assets related to the trademarks of five of the Company’s non-core brands: Caribbean Joe,  Revo,  Franklin Mint,  Nevados, and FUL.  Fair value for each trademark was determined based on estimates of future discounted cash flows.  The impairments arose due to reduced contractual minimums or reduced sales forecasts in key distribution channels for these brands.

Other expense (income).  Other expense (income) during the nine months ended September 30, 2017 consists of a $1.9 million loss recorded in connection with the sale of available-for-sale securities and other immaterial items partially offset by MSLO pre-acquisition sales tax refunds of $0.1 million.  Other expense (income) during the nine months ended September 30, 2016 consists of immaterial items.

Interest expense, net.  The period-over-period increase in interest expense, net of $8.6 million is primarily due to an increase in interest incurred under our loan agreements.  Interest expense, net during the nine months ended September 30, 2017 includes interest incurred under our loan agreements of $41.0 million, non-cash interest related to the amortization of deferred financing costs of $2.9 million and non-cash interest of $0.7 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions.  Interest expense during the nine months ended September 30, 2016 includes interest incurred under our loan agreements and interest rate swaps of $33.0 million, non-cash interest related to the amortization of deferred financing costs of $1.8 million and the write off of approximately $0.3 million of deferred financing costs as a result of an extinguishment of a portion of the BoA Credit Agreement in accordance with ASC 470 – Debt in connection with the Company’s entry into the Amended BoA Credit Agreement.  Additionally, we expensed non-cash interest of $0.9 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions.

Income taxes.  The benefit from income taxes for the nine months ended September 30, 2017 represents a non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes and taxes for state, local and foreign jurisdictions offset by a tax benefit, discrete to the third quarter, representing a reduction in deferred tax liabilities resulting from the impairment of related to acquired trademarks.  The provision for income taxes for the nine months ended September 30, 2016 represents the non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes and taxes for state, local and foreign jurisdictions.  The effective tax rate differs from the statutory tax rate primarily due to benefits from taxes attributable to noncontrolling interest and changes in valuation allowance.

Noncontrolling interests.  Noncontrolling interests for the nine months ended September 30, 2017 represents net income allocations of $5.5 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson), $0.4 million to Elan Polo International, Inc., a member of DVS LLC and $(2.4) million to JALP, LLC, a member of FUL IP Holdings, LLC.  Noncontrolling interests for the nine months ended September 30, 2016 represents net income allocations of $5.0 million to With You, Inc., $0.4 million to Elan Polo International, Inc. and $0.4 million to JALP, LLC.

Liquidity and Capital Resources

As of September 30, 2017, we had cash on hand, including restricted cash, of $14.0 million and a net working capital balance (defined below) of $20.8 million.  Additionally, we had outstanding debt obligations under our loan agreements of $641.8 million, which is presented net of $15.0 million of deferred financing fees in the condensed consolidated balance sheets.  As of December 31, 2016, we had cash on hand, including restricted cash, of $20.7 million and a net working capital balance (defined below) of $26.8 million.  Additionally, we had outstanding debt obligations under our loan agreements of $663.0 million, which is presented net of $18.0 million of deferred financing fees in the condensed consolidated balance sheets.  Net working capital is defined as current assets minus current liabilities, excluding restricted cash.  We believe that cash from operations and our currently available cash (including available borrowings under our existing financing arrangements) will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future.  Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity.  We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities.  See Note 7 to our condensed consolidated financial statements for a description of certain financing transactions consummated by us.  There are no material capital expenditure commitments as of September 30, 2017.

Cash Flows from Operations

Cash flows from operations for operating, financing and investing activities for the nine months ended September 30, 2017 and 2016 are summarized in the following table:

	Nine Months Ended September 30,
	2017	2016

	(in thousands)

Operating activities	$19,260	$31,397
Investing activities	4,290	(151,067)
Financing activities	(30,168)	98,021
Net decrease in cash	$(6,618)	$(21,649)

Operating Activities

Net cash provided by operating activities decreased $12.1 million to $19.3 million for the nine months ended September 30, 2017 as compared to $31.4 million for the nine months ended September 30, 2016.  The $12.1 million decrease was primarily attributable to a decrease in deferred revenue of $25.3 million, net income of $25.3 million, and prepaid expenses and other assets of $3.8 million, partially offset by increases in non-cash expenses of $33.0 million, in accounts receivable of $4.8 million, and in accounts payable, accrued expenses, and other liabilities of $4.5 million period-over-period.

Investing Activities

Net cash provided by investing activities increased $155.4 million to $4.3 million for the nine months ended September 30, 2017 compared to net cash used in investing activities of $151.1 million for the nine months ended September 30, 2016.  This increase is driven primarily by $147.6 million of cash used for acquisitions during the nine months ended September 30, 2016 compared to no cash used for acquisitions during the nine months ended September 30, 2017.  During the nine months ended September 30, 2017, we sold our available-for-sales securities for $5.8 million and we purchased $1.1 million of property and equipment.  During the nine months ended September 30, 2016, we purchased $1.6 million of property and equipment and had a change in restricted cash of $1.5 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2017 decreased $128.2 million to $(30.2) million as compared to net cash provided by financing activities of $98.0 million for the nine months ended September 30, 2016.  During the nine months ended September 30, 2017, we made principal payments of $21.2 million under our loan agreements in accordance with contractual terms and $5.8 million of distributions to certain noncontrolling interest partners.  During the nine months ended September 30, 2016,  we made principal payments of $14.0 million under our loan agreements in accordance with contractual terms and $5.0 million of distributions to certain noncontrolling interest partners.  In addition, we received $132.0 million of loan proceeds to finance the acquisition of GAIAM, Inc, and paid $13.0 million of related fees and expense during the nine months ended September 30, 2016.    During the nine months ended September 30, 2017, we repurchased common stock from employees for tax withholding purposes related to the vesting of restricted stock of $1.1 million as compared to $0.5 million during the nine months ended September 30, 2016.

Debt

As of September 30, 2017, we were party to a Third Amended and Restated First Lien Credit Agreement with Bank of America, N.A. as administrative and collateral agent (the “Amended BoA Credit Agreement”) and a Third Amended and Restated Credit Agreement with Wilmington Trust, National Association as administrative agent and collateral agent (the “GSO Credit Agreement”), referred to as our loan agreements.  Refer to Note 7 to our condensed consolidated financial statements for a discussion of our borrowings and the terms of these debt facilities.  As of September 30, 2017 and December 31, 2016, our long-term debt, including current portion, was $641.8 million and $663.0 million, which is presented net of $15.0 million and $18.0 million of deferred financing fees, respectively, in the condensed consolidated balance sheets.  As of September 30, 2017 and December 31, 2016,  we had $7.4 million and $9.0 million, respectively, of availability under the current revolving credit facility (the “Revolving Credit Facility”), subject to meeting certain leverage ratios.  We may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.33:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 2.50:100 and (b) with respect to any other increase, 2.40:1.00, subject to the satisfaction of certain conditions in the Amended BoA Credit Agreement.  We may request one or more additional term loan facilities or the increase of term loan commitments under the GSO Credit Agreement as would not cause the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, subject to the satisfaction of certain conditions in the GSO Credit Agreement.  We made $21.2 million of principal repayments under our loan agreements during the nine months ended September 30, 2017.

Contractual Obligations

On February 21, 2017, we amended the lease of its corporate headquarters which extends the lease through December 31, 2033 and effective in February 2018, lowers the rented square footage to approximately 63,000 square feet of corporate office space and 7,000 square feet of other rentable space.  Our contractual obligation as of September 30, 2017 for the amended lease is summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years

	(in thousands)

Corporate Headquarters Lease	$76,131	$2,161	$9,004	$9,492	$55,474

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

Off-Balance Sheet Arrangements

At September 30, 2017 and December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our earnings may also be affected by changes in LIBOR interest rates as a result of our loan agreements.  As further discussed in Notes  3 and 7 to our accompanying unaudited condensed consolidated financial statements, we have entered into interest rate caps to mitigate the effects of a change in LIBOR interest rates.  An increase in LIBOR interest rates of one percent affecting the loan agreements would not have had a material effect on our results of operations during the three and nine months ended September 30, 2017 and 2016.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2017, the end of the period covered by this report.  Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017 such that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

 MSLO Stockholder Complaint

In connection with the merger of MSLO in December 2015, the following 13 putative stockholder class action lawsuits have been filed in the Court of Chancery of the State of Delaware: (1) David Shaev Profit Sharing Plan f/b/o David Shaev v. Martha Stewart Living Omnimedia Inc. et. al., filed on June 25, 2015; (2) Malka Raul v. Martha Stewart Living Omnimedia Inc. et. al., filed on June 26, 2015; (3) Daniel Lisman v. Martha Stewart Living Omnimedia Inc. et. al., filed on June 29, 2015; (4) Matthew Sciabacucchi v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 2, 2015; (5) Harold Litwin v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 5, 2015; (6) Richard Schiffrin v. Martha Stewart, filed on July 7, 2015; (7) Cedric Terrell v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 8, 2015; (8) Dorothy Moore v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 8, 2015; (9) Paul Dranove v. Pierre De Villemejane. et. al., filed on July 8, 2015; (10) Phuc Nguyen v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 10, 2015; (11) Kenneth Steiner v. Martha Stewart Living Omnimedia Inc. et. al., filed on July 16, 2015; (12) Karen Gordon v. Martha Stewart et. al., filed on July 27, 2015 against the MSLO Board of Directors, Sequential, Madeline Merger Sub, Singer Merger; and (13) Anne Seader v. Martha Stewart Living Omnimedia, Inc. et. al., filed on July 28, 2015.  All of the 13 class action lawsuits name the Old Sequential, MSLO, the MSLO board of directors, Madeline Merger Sub, Inc., Singer Merger Sub, Inc. and the Company as defendants and allege that (a) members of the MSLO board of directors breached their fiduciary duties and (b) Old Sequential, MSLO, Madeline Merger Sub, Inc., Singer Merger Sub Inc. and the Company aided and abetted such alleged breaches of fiduciary duties by the MSLO board of directors. On August 18, 2015, the Delaware Chancery Court issued an order consolidating these actions for all purposes under the caption In re Martha Stewart Living Omnimedia, Inc., et. al. to be the operative complaint in the consolidated action.  On January 12, 2016, after the consummation of the Mergers, the plaintiffs filed a Verified Consolidated Amended Class Action Complaint, naming Ms. Martha Stewart, the Company, Old Sequential, Madeline Merger Sub, Inc. and Singer Merger Sub, Inc. and alleging that (a) Ms. Stewart breached her fiduciary duties to MSLO's stockholders and (b) the Company, Old Sequential, Madeline Merger Sub, Inc. and Singer Merger Sub, Inc. aided and abetted Ms. Stewart's breach of her fiduciary duties.  On April 4, 2016, Ms. Stewart and the Sequential defendants filed respective motions to dismiss the Verified Consolidated Amended Class Action Complaint.  On June 15, 2016, Lead Plaintiffs sought leave to amend the complaint and file the Verified Second Amended Class Action Complaint, which Judge Slights granted on July 14, 2016.  On July 18, 2016, Lead Plaintiffs filed the Verified Second Amended Class Action Complaint against Defendants, asserting that Ms. Stewart breached her fiduciary duties and asserting that Sequential, Madeline Merger Sub, Singer Merger Sub, and Holdings aided and abetted the alleged breach of fiduciary duties.  On July 28, 2016, Ms. Stewart and the Sequential defendants filed respective motions to dismiss the Verified Second Amended Class Action Complaint.  On October 26, 2016, Lead Plaintiffs filed their opposition to Defendants’ motions to dismiss.  On November 29, 2016, Ms. Stewart and the Sequential Defendants filed reply briefs in further supports of their motions to dismiss the Verified Second Amended Class Action Complaint.  Oral argument on the motions to dismiss occurred on March 22, 2017.  In August 2017, the Court ruled in favor of Ms. Stewart and the Sequential defendants on the motions to dismiss.  The Lead Plaintiffs did not appeal the ruling.  This matter is resolved.

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

Cautionary Statements and Risk Factors

This Quarterly Report contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 14, 2017.   There have been no material changes to such risk factors during the nine months ended September 30, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities during the three months ended September 30, 2017.

During the three months ended September 30, 2017, we repurchased 30,521 shares of our common stock from employees for tax withholding purposes related to the vesting of restricted stock.  We do not currently have in place a repurchase program with respect to our common stock.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Jul 1 - 31	-	$ -	N/A	N/A

Aug 1 - 31	24,121	$ 2.63	N/A	N/A

Sep 1 - 30	6,400	$ 2.91	N/A	N/A

Total	30,521		-	-

(1) During the third quarter of 2017, 30,521 shares were purchased from employees for tax withholding purposes related to the vesting of restricted stock.  All shares were purchased other than through a repurchase plan or program.

Item 5.  Other Information

We and the required lenders under our Credit Agreements confirmed on November 7, 2017, that as of September 30, 2017, in calculating our Consolidated EBITDA thereunder for the quarter ended on September 30, 2017, we may exclude from Consolidated EBITDA, for the quarter ended on September 30, 2017, up to $500,000 of fees and expenses incurred in connection with the MSLO acquisition and up to $3.2 million of severance and other payments made to our former chief executive officer, in each case incurred or made during the 2017 fiscal year.

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

SEQUENTIAL BRANDS GROUP, INC.

Date: November 10, 2017	/s/ Andrew Cooper
By: Andrew Cooper
Title: President and Interim Chief Financial Officer (Principal Financial Officer)