Form 10-K
period 2017-12-31
Sequential Brands Group, Inc.
filed 2018-03-16
CIK 1648428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter was $156,660,120 (based on the closing sales price of the registrant's common stock on that date).

At February 28, 2018, the registrant had 63,347,124 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its annual meeting of stockholders to be held on June 8, 2018 are incorporated by reference in Items 10 through 14 of Part III of this Annual Report on Form 10-K.

SEQUENTIAL BRANDS GROUP, INC.

PART I

Unless otherwise noted, references in this Annual Report on Form 10-K to the “Sequential Brands Group”, “Company,” “our Company,” “we,” “us,” “our” or similar pronouns refer to Sequential Brands Group, Inc. and its subsidiaries. References to other companies may include their trademarks, which are the property of their respective owners.

This 2017 Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We use words such as “future,” “seek,” “could,” “can,” “predict,” “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to the following: (i) risks and uncertainties discussed in the reports that the Company has filed with the Securities and Exchange Commission (the “SEC”); (ii) general economic, market or business conditions; (iii) the Company’s ability to identify suitable targets for acquisitions and to obtain financing for such acquisitions on commercially reasonable terms; (iv) the Company’s ability to timely achieve the anticipated results of recent acquisitions and any potential future acquisitions; (v) the Company’s ability to successfully integrate acquisitions into its ongoing business; (vi) the potential impact of the consummation of recent acquisitions or any potential future acquisitions on the Company’s relationships, including with employees, licensees, customers and competitors; (vii) the Company’s ability to achieve and/or manage growth and to meet target metrics associated with such growth; (viii) the Company’s ability to successfully attract new brands and to identify suitable licensees for its existing and newly acquired brands; (ix) the Company’s substantial level of indebtedness, including the possibility that such indebtedness and related restrictive covenants may adversely affect the Company’s future cash flows, results of operations and financial condition and decrease its operating flexibility; (x) the Company’s ability to achieve its guidance; (xi) continued market acceptance of the Company’s brands; (xii) changes in the Company’s competitive position or competitive actions by other companies; (xiii) licensees’ ability to fulfill their financial obligations to the Company; (xiv) concentrations of the Company’s licensing revenues with a limited number of licensees and retail partners; and (xv) other circumstances beyond the Company’s control.

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

Our business is designed to maximize the value of our brands through license agreements with partners that are responsible for manufacturing and distributing our licensed products and, with the exception of our Martha Stewart brand, primarily responsible for the design of such licensed products. Our brands are licensed for a broad range of product categories, including apparel, footwear, eyewear, fashion accessories and home goods, as well as, with respect to our Martha Stewart brand, food, wine and a variety of media related assets, such as magazines, books and other print and digital content. We seek to select licensees who have demonstrated the ability to produce and sell quality products in their respective licensed categories and have the capability to meet or exceed the minimum sales thresholds and guaranteed minimum royalty payments that we generally require.

We license our brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of December 31, 2017, we had more than one-hundred fifty licensees, with wholesale licensees comprising a significant majority.

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

Licensing Relationships

Our license agreements typically require a licensee to pay us royalties based upon net sales and, in most cases, contain guaranteed minimum royalties. Our license agreements also require licensees to support the brands by either paying or spending contractually guaranteed minimum amounts for the marketing and advertising of the respective licensed brands. As of February 28, 2018, we had contractual rights to receive an aggregate of $379.5 million in minimum royalty and marketing and advertising revenue from our licensees through the balance of the current terms of such licenses, excluding any renewals.

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

Our licensing revenues are concentrated with certain licensees and retail partners. During the year ended December 31, 2017, three licensees represented at least 10% of net revenue, each accounting for 11% of the Company’s net revenue. For additional information, see “Risk Factors Risks Related to our Business - A substantial portion of our licensing revenue is concentrated with a limited number of licensees and retail partners, such that the loss of a licensee or retail partner could materially decrease our revenue and cash flows” in Item 1A.

Description of Our Brands

Martha Stewart

In December 2015, we acquired the Martha Stewart brand through the acquisition of Martha Stewart Living Omnimedia (“MSLO”). MSLO was founded in 1997 by Martha Stewart, an Emmy Award-winning television show host, entrepreneur, bestselling author of 90 books, and America’s most trusted lifestyle expert and teacher. Millions of people rely on Martha Stewart as a source of useful "how-to" information for all aspects of everyday living - cooking, entertaining, gardening, home renovating, collecting, organizing, crafting, holidays, healthy living and pets. The Martha Stewart brand reaches approximately 100 million consumers across all media and merchandising platforms each month. Her branded products are found in over 70 million households and have a growing retail presence in thousands of locations. We currently license the Martha Stewart brand to various licensees, including retailers such as Macy's, The Home Depot, Staples and Michaels. In the third quarter of 2017, we launched the Martha Stewart brand on QVC in four categories—apparel, skin care, garden, and food—with several additional categories planned for 2018.  Additionally, we initiated our direct-to-retail partnership with Michaels in the fourth quarter of 2017 beginning with Halloween products, followed by the development of the full line planned to be in stores for spring 2018.  The Martha Stewart wine and meal kit delivery partnerships, both direct-to-consumer online business models, successfully completed their first full year of operation.

Jessica Simpson

In April 2015, we acquired a majority interest in the Jessica Simpson brand, including the Jessica Simpson Collection master license and other rights. Founded in 2005, the Jessica Simpson Collection is a signature lifestyle concept inspired by and designed in collaboration with Jessica Simpson. The growing brand offers multiple product categories including footwear, apparel, fragrance, fashion accessories, maternity apparel, girls’ clothing and home products. The brand is supported by best-in-class licensees and has strong department store distribution through Dillard's, Macy's, Belk, Lord & Taylor and Nordstrom, among other independent retailers. We have a license agreement with Camuto Group to manufacture and distribute footwear under the Jessica Simpson Collection. The Jessica Simpson Collection is currently available in over 3,000 points of distribution worldwide.

AND1

We acquired the AND1 brand in August 2014 as part of the Galaxy transaction.  Founded in 1993, AND1 prides itself on being the original street basketball brand focusing on the everyday player.  Key licensees for the AND1 brand include E.S. Originals, Inc. (“ESO”) for footwear and High Life, LLC for apparel. In addition, the AND1 brand is licensed in product categories, such as hosiery, underwear, off-court/casual footwear and other accessories.  The AND1 brand is offered through Wal-Mart stores, sporting goods retailers and related e-commerce sites in the United States and has a strong distribution network reaching over 20 countries. In 2017, AND1 introduced an innovative line of graffiti street basketballs and continued the expansion of the AND1 sock program at Walmart.

Avia

We acquired the Avia brand in August 2014 as part of the Galaxy transaction.  Founded in 1979, Avia is best known for running and activewear products designed to unite performance and function for athletes of every level.  Since we acquired Avia, we have expanded its licensed product categories to include wearable fitness accessories, hosiery, sports bags and various other accessory products.  The Avia brand is primarily offered through Wal-Mart stores in the United States, with additional distribution through specialty retailers and related e-commerce sites, such as Modell’s Sporting Goods, as well as globally in numerous countries. In 2017, Avia strengthened its share within Walmart and initiated international partnerships in Argentina and Central America.

GAIAM

We acquired the GAIAM brand on July 1, 2016. Founded in 1996 as an eco-living catalog company, GAIAM evolved into a yoga brand by producing and distributing yoga videos and related products through multiple channels of distribution. GAIAM has since expanded to include a full line of apparel, yoga mats, yoga mat bags, yoga blocks and straps, yoga and fitness props, balance balls, bags, active sitting products, including our balance ball chair, fitness kits and various other accessories. GAIAM is dedicated to making yoga, fitness and wellness accessible to all through a wide distribution network that consists of approximately 38,000 retail doors, 19,000 store-within-a-stores, 5,000 category management locations, e-commerce, and a mobile platform which features Yoga Studio, a leading paid app for Apple, mobile and tablet devices with over 1 million downloads to date. We currently license the GAIAM brand to various licensees, including Fit For Life, LLC for yoga sporting goods and High Life, LLC for apparel.  In 2017, we signed an agreement with Jessica Biel to serve as the brand ambassador for the Gaiam brand.  In addition to generating brand awareness, this agreement includes the development of an “upstairs” line of apparel for distribution at better department stores and through online channels.  Also in 2017, Gaiam successfully executed a yoga studio experiential concept in the Lord & Taylor flagship store in New York City, with plans to expand that program to other stores in 2018, and continued our relationship with Rodney Yee, America’s premiere yoga instructor.

Joe’s Jeans

In September 2015, we acquired the Joe’s Jeans brand. Founded in 2001, Joe's Jeans is a casual chic global lifestyle brand synonymous with classic, modernized wardrobe staples ranging from premium denim to handcrafted collection pieces, and from contemporary accessories to footwear. Concurrently with the acquisition, we entered into a long-term license agreement for the brand's core categories with GBG USA Inc. Joe's Jeans branded products are available at better department stores and specialty boutiques in the United States and internationally. In 2017, we expanded our offerings with kids apparel, intimate apparel and men’s belts and small leather goods.  Joe’s Jeans marketing campaigns featured top model Taylor Hill for the women’s business and Julian Edelman for the men’s business.  Also in 2017, the brand continued to expand internationally in Japan and Mexico.

Ellen Tracy

We acquired the Ellen Tracy brand in March 2013.  Founded in 1949, Ellen Tracy is a leading fashion lifestyle brand focusing on polished and sophisticated style for modern women.  The Ellen Tracy brand is known for quality tailoring, timeless silhouettes and classic signature prints.  Product offerings currently include apparel, outerwear, sleepwear, intimate apparel, hosiery, eyewear, fragrance, fashion accessories, swimwear and luggage.  Licensees for the Ellen Tracy brand include GBG USA Inc. for sportswear and dresses, Amerex for outerwear and swimwear, and Komar for sleepwear and intimate apparel.  In addition, the Ellen Tracy brand has been licensed for jewelry, bath and body gifts, cosmetics and home.  The Ellen Tracy brand is offered in premium and regional department and specialty stores throughout the United States as well as globally.  In 2017, Ellen Tracy expanded its offerings with handbags and continued its collaboration with top model Irina Shayk, featuring her in the marketing campaigns and jointly creating a limited edition apparel collection.

Emeril Lagasse

In December 2015, we acquired the Emeril Lagasse brand through the acquisition of MSLO. Emeril Lagasse is the chef/proprietor of 12 restaurants throughout the United States, and the best-selling author of 19 cookbooks. As a national TV personality, he has hosted more than 2,000 shows on the Food Network, is the food correspondent for ABC’s “Good Morning America”, appeared as a guest judge on Bravo’s hit food series, “Top Chef” and in 2017 entered his fifth season of “Emeril’s Florida” on the Cooking Channel.  Licensees for the Emeril Lagasse brand primarily include various food and kitchen preparation manufacturers for product categories such as cookware, cutlery and food and coffee products. Emeril Lagasse branded products are available in department stores, supermarkets and specialty stores within the United States, as well as through QVC.  In 2017, the Emeril Lagasse brand expanded its cutlery and cookware product categories with key retailers, including Costco and Sam’s Club.

William Rast

Conceptualized and founded by Justin Timberlake and Trace Ayala in 2005, the William Rast brand is a lifestyle fashion brand rounded in the iconography of biker culture with designs that embody the “new America” sensibility and deliver an edgy yet tailored collection of premium denim, ready to wear and outerwear for both men and women. Product offerings include denim, sportswear, tailored apparel, fashion accessories, outerwear and hosiery.  Licensees for the William Rast brand include One Jeanswear for men’s and women’s apparel, Level 8 Apparel LLC for outerwear and Marr International for eyewear.  Distribution includes Macy’s, Dillard’s and other regional department stores.

Heelys

We acquired the Heelys brand in January 2013.  Founded in 1999, the Heelys brand has been a breakout success in the world of action sports among children and teens with its innovative, patented dual-purpose wheeled footwear, featuring a stealth removable wheel in the heel.  Heelys continues to grow into the ultimate kids’ active lifestyle brand.  The primary licensee for the Heelys brand is BBC International LLC for wheeled footwear and related accessories. The Heelys brand is offered through department stores, sporting goods retailers, related e-commerce sites, as well as Heelys’ own e-commerce site in the United States and over 75 additional countries.

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

Caribbean Joe

We acquired the Caribbean Joe brand in March 2013 as part of the Brand Matter Acquisition. Founded in 1999, the Caribbean Joe brand is a casual, island inspired, lifestyle brand. Originally rooted in apparel, Caribbean Joe’s product offerings have expanded to include swimwear, accessories, and home textiles. Licensees for the Caribbean Joe brand include the Moret Group for women’s apparel and Mainstream for women’s sportswear. The Caribbean Joe brand is distributed in the United States through mid-tier department stores, specialty stores, e-commerce sites and off-price retailers as well as internationally through specialty retailers and distributors.

DVS

We acquired a 65% interest in the DVS brand in June 2012 through a joint venture with Elan Polo International, Inc. (“Elan Polo”), a global organization which designs, sources and delivers men's, women's and children's shoes to retailers around the world.  The DVS brand is a footwear brand dedicated to inspiring youth to have fun and always push forward and is best known for its great style, technical features and input of some of the best action sports athletes in the world.   Product offerings for the brand currently include footwear, backpacks and accessories.  The primary licensee for the DVS brand is Elan Polo for footwear, with distribution through specialty street skating and other specialty stores in the United States and internationally.

The Franklin Mint

We acquired The Franklin Mint brand in November 2013.  Founded in 1964, The Franklin Mint is acknowledged as the “Gold Standard” in the collectible and gift giving arena.  The Franklin Mint brand has been licensed in multiple categories, including coins, models, jewelry, games, décor, giftables, seasonal, and co-branded products through license agreements.   The Franklin Mint brand is currently offered via the franklinmint.com website.

Linens N Things

We acquired the Linens N Things brand in August 2014 as part of the Galaxy transaction.  Founded in 1975, Linens N Things grew to be one of North America’s largest retailers of home textiles, housewares and decorative home accessories. Today home products featuring the Linens N Things brand are distributed via various retail locations.

SPRI

We acquired the SPRI brand in July 2016 as part of the GAIAM transaction.  Founded in 1983 as the Sports Performance Rehabilitative Institute, SPRI pioneered a line of rubber resistance products in the fitness & training category. Over the past 30 years, SPRI has grown to be a leading cross fit training brand, offering a full line of fitness accessories, training tools and educational materials. The SPRI brand today focuses on distribution in both the commercial fitness (gyms, fitness clubs and hotels) and retail fitness channels.  The SPRI brand continues to show growth through expansion at Target with the “Ignite” by SPRI collection.

Nevados

We acquired the Nevados brand in August 2014 as part of the Galaxy transaction.  Founded in 1990, the Nevados brand was inspired by the 17,000- foot Los Nevados National Natural Park in the Colombian Andes Mountains range. With a dedication to comfort and durability, Nevados offers hiking boots and outdoor shoes to make sure you see the great outdoors, and enjoy every step of the way. Today the brand is distributed through Amazon, as well as select specialty stores in the United States and internationally.

FUL

We acquired the FUL brand in November 2014. Founded in 2014 in Memphis, Tennessee the FUL brand’s objective is to provide comfortable, functional bags with a fashion edge using the music world as inspiration. Today the FUL brand offers a full line of luggage sets, bags, backpacks, tech items and travel gear. Distribution for the brand focuses mostly within the mass market, clubs, and digital commerce channels of distribution.

Business Segment

We have a single operating and reportable segment, as described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reportable Segment” in Item 7. See Item 6 of this Annual Report on Form 10-K for measures of our net revenues, consolidated net income (loss) and total assets as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015.

Corporate Organization/Information

We were formed on June 5, 2015, for the purpose of effecting the merger of Singer Merger Sub, Inc. with and into SQBG, Inc. (previously known as Sequential Brands Group, Inc.) (SEC File No. 001-36082) (“Old Sequential”) and the merger of Madeline Merger Sub, Inc. with and into MSLO (SEC File No. 001-15395), with Old Sequential and MSLO each surviving the merger as wholly owned subsidiaries of us (the “Mergers”). Prior to the Mergers, we did not conduct any activities other than those incidental to its formation and the matters contemplated in the Agreement and Plan of Merger, dated as of June 22, 2015, as amended, by and among MSLO, Old Sequential, us, Singer Merger Sub, Inc. and Madeline Merger Sub, Inc. (the “Merger Agreement”). On December 4, 2015, pursuant to the Merger Agreement, Old Sequential and MSLO completed the strategic combination of their respective businesses and became wholly owned subsidiaries of the Company. Old Sequential was the accounting acquirer in the Mergers; therefore, the historical consolidated financial statements for Old Sequential for periods prior to the Mergers are considered to be the historical financial statements of Sequential Brands Group, Inc. and thus, our consolidated financial statements for fiscal 2015 reflect Old Sequential’s consolidated financial statements for period from January 1, 2015 through December 4, 2015, and Sequential Brand Group Inc.’s thereafter.

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

Trademarks

Our trademarks and associated marks are registered or pending registration with the U.S. Patent and Trademark Office in block letter and/or logo formats, as well as in combination with a variety of ancillary marks for use with respect to a broad range of product categories, including footwear, eyewear, apparel, fragrance, handbags, backpacks, watches, home goods and various other goods and services. We intend to renew these registrations as appropriate prior to their expiration. In addition, we register our trademarks in other countries and regions around the world. We also have domestic, foreign and international intellectual property coverage for the technology and designs for several brands, for Heelys wheeled footwear and certain Gaiam yoga-related products.  We own the rights to 62 U.S. issued patents and 57 foreign issued patents within 24 territories, along with several pending U.S. and foreign patent applications and industrial designs.   Further, in connection with the acquisition of the Martha Stewart brand, we are also the owners of domestic and international design and utility patents covering certain Martha Stewart Crafts paper punches.

We monitor on an ongoing basis unauthorized use and filings of our trademarks and patents and rely primarily upon a combination of federal, state and local laws, as well as contractual restrictions, to protect our intellectual property rights, both domestically and internationally.

Seasonality

Our business is affected by seasonality in the businesses of many of our licensees. Historically, this can result in higher revenues during our third and fourth quarters, which includes the holiday retail season in the United States. We recognized 23% and 27% of our annual revenues during the third quarter of 2017 and 2016, respectively. We recognized 28% and 29% of our annual revenues during the fourth quarter of 2017 and 2016, respectively. Our seasonality may change as we continue to grow our business.

Employees

As of February 28, 2018, we had a total of 144 employees and area-specific consultants working to support our continuing operations. None of our employees are represented by a labor union. We consider our relationship with our employees to be satisfactory.

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

A key component of our growth strategy is the acquisition of additional brands. In 2016, we acquired GAIAM, and in 2015, we acquired Jessica Simpson,  Joe’s Jeans,  Martha Stewart and Emeril Lagasse and are continually exploring new acquisition opportunities. However, we face extensive competition for new brand acquisitions, both from other brand management companies as well as traditional consumer brand companies, retailers and private equity groups, which could increase the price of the acquisitions and make it more difficult for us to find suitable acquisition targets. In addition, even if we successfully acquire additional brands or the rights to use additional brands, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands.

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

Acquiring additional brands could also have a significant effect on our financial condition and could cause substantial fluctuations in our liquidity, cash balances and quarterly and yearly results of operations. Acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce our reported earnings in subsequent years. We cannot make assurances with respect to the timing, likelihood or financial or business effect of any possible transaction. Moreover, our ability to grow through the acquisition of additional brands will also depend on the availability of capital to complete the necessary acquisition arrangements. We may elect to pursue acquisitions through debt financing or the issuance of shares of our common stock or convertible securities. The use of equity as transaction consideration could dilute our common stock, reduce our earnings per share or reduce the market price of our common stock. We cannot guarantee that our stockholders will achieve greater returns as a result of any future acquisitions we complete.

We may not realize all of the anticipated benefits of our completed acquisitions or those benefits may take longer to realize than expected.

Our ability to realize the anticipated benefits of our acquisitions depends, to a large extent, on our ability to implement changes to acquired businesses in a manner that facilitates growth opportunities and realizes anticipated synergies. We will be required to devote significant management attention, resources and costs to realigning the business practices and operations of acquired businesses to our brand management model. We  generally expect to benefit from operational synergies from our acquisitions resulting from the consolidation of capabilities and elimination of redundancies, as well as greater efficiencies from increased scale and market integration. However, this process may preclude or impede realization of the benefits expected from acquisitions and could adversely affect current revenues and investments in future growth, which could adversely affect our results of operations. We cannot be certain that we will not be required to implement further realignment activities, make additions or other changes to our workforce based on other cost reduction measures or changes in the markets and industry in which we compete. In addition, future business conditions and events may impact our ability to continue to realize any benefits of these initiatives. If we are not able to successfully achieve these objectives, the anticipated benefits of our acquisitions, including the Mergers, may not be realized fully or at all or may take longer to realize than expected.

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

Our success depends in part on the continued success of the Martha Stewart brands and the reputation and popularity of Ms. Martha Stewart. Any adverse reactions to publicity relating to Ms. Stewart, or the loss of her services, could adversely affect our revenues and results of operations as well as our ability to maintain or generate a consumer base.

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

We have incurred, and expect to continue to incur, significant transaction costs in connection with our acquisitions.

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

As of December 31, 2017, we had outstanding net indebtedness of $630.6 million, as described more fully in Note 9 to our consolidated financial statements.

Our high level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of such indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents that govern our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service debt, would increase.

Our increased level of indebtedness could have other important consequences, which include, but are not limited to, the following:

•	a substantial portion of our cash flow from operations could be required to pay principal and interest on our debt;

•	our interest expense could increase if interest rates increase because our borrowings generally bear interest at floating rates;

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

Our outstanding debt is generally guaranteed jointly and severally by each of our domestic subsidiaries. Our and our subsidiaries’ obligations under the July 2016 Debt Facilities (as defined in Note 9 to our consolidated financial statements) and the associated guarantees are secured, in each case, by first priority liens (subject, in the case of the Amended GSO Credit Agreement, to the liens under the Amended BoA Credit Agreement on, and security interests in, substantially all of the present and after acquired assets of us and each of our subsidiaries, subject to certain customary exceptions). The July 2016 Debt Facilities contain a number of restrictive covenants, representations and warranties, including representations relating to the intellectual property owned by us and our subsidiaries and the status of our material license agreements. In addition, the July 2016 Debt Facilities include covenants and events of default, including, in the case of the Amended BoA Credit Agreement, requirements that we (i) maintain a positive net income, (ii) satisfy a maximum loan to value ratio (as calculated pursuant to the Amended BoA Credit Agreement) and (iii) satisfy a maximum consolidated first lien leverage ratio (as calculated pursuant to the Amended BoA Credit Amendment), and, in the case of the Amended GSO Credit Agreement, to satisfy (i) a maximum consolidated total leverage ratio (as calculated pursuant to the Amended GSO Credit Agreement) and (ii) a maximum consolidated first lien leverage ratio (as calculated pursuant to the Amended GSO Credit Agreement).

If our business, financial condition or results of operations are adversely affected by one or more of the risk factors described in this Annual Report on Form 10-K or elsewhere in our filings with the SEC, we may be unable to maintain compliance with these financial covenants. If we fail to comply with such covenants, our lenders could demand immediate payment of amounts outstanding. Under such circumstances, we would need to seek alternative financing sources to fund our ongoing operations and to repay amounts outstanding and satisfy our other obligations under our existing borrowing and financing arrangements. Such financing may not be available on favorable terms, or at all. Consequently, we may be restricted in how we fund ongoing operations and strategic initiatives and deploy capital and in our ability to make acquisitions. As a result, our business, financial condition and results of operations may be further adversely affected if we are unable to maintain compliance with our debt covenants.

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

We have grown dramatically in recent years, principally as a result of acquisitions. For example, our revenues were $88.3 million in 2015, $155.5 million in 2016 and $167.5 million in 2017. During this period, we have acquired several brands (or rights to use those brands and trademarks) and increased our total number of licensees to over one-hundred fifty. Furthermore, we continue to evaluate and pursue appropriate acquisition opportunities to the extent we believe that such opportunities would be in the best interests of our company and our stockholders. This significant growth has placed considerable demands on our management and other resources and continued growth could place additional demands on such resources. Our ability to compete effectively and to manage future growth, if any, will depend on the sufficiency and adequacy of our current resources and infrastructure and our ability to continue to identify, attract and retain personnel to manage our brands and the businesses we may acquire. We cannot assure you that our personnel, systems, procedures and controls will be adequate to support our operations and properly oversee our brands. The failure to support our operations effectively and properly oversee our brands could cause harm to our brands and have a material adverse effect on our brands’ fair values and our business, financial condition and results of operations. In addition, we may be unable to leverage our core competencies in managing apparel brands to managing brands in new product categories or other businesses we may acquire.

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

Our licensing revenues are concentrated with a limited number of licensees and retail partners. During the year ended December 31, 2017, three licensees represented at least 10% of net revenue, each accounting for 11% of the Company’s net revenue. During the year ended December 31, 2016, one licensee represented at least 10% of net revenue, accounting for 11% of the Company’s net revenue. Our revenue and cash flows would be materially and adversely affected if any of them were to have financial difficulties affecting their ability to make payments, elected not to renew or extend any existing license agreements or arrangements with us or significantly reduced their sales of these licensed products under any of these license agreements or arrangements, and we were not able to replace the revenue generated by such licensees.

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

We depend upon the services of our key executives, including our Chief Executive Officer, Ms. Karen Murray. If we lose the services of Ms. Murray or other key executives, we may not be able to fully implement our business plan and future growth strategy, which would harm our business and prospects.

Our success is largely dependent upon the expertise and knowledge of our Chief Executive Officer, Ms. Karen Murray, and other key members of the executive team, whom we rely upon to formulate our business strategies. Our key executives leadership and experience in the licensing industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering our key executives, with the exception of Ms. Martha Stewart. The loss of the services of our key executives could have a material adverse effect on our business prospects, financial condition, results of operations and cash flows.

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

The market price of our common stock has declined significantly and may be volatile, which could reduce the demand for our common stock.

The publicly traded shares of our common stock have experienced, and may continue to experience, significant price fluctuations, ranging between $9.14 and $1.36 during our last two fiscal years. Due to the continued, sustained decline in our stock price, we recorded a goodwill impairment charge of $304.1 million in the fourth quarter of 2017.  See Note 8 to our consolidated financial statements for further information on our goodwill impairment.  Future decreases or volatility in our stock price could reduce demand for our common stock, regardless of our operating performance. The trading price of our common stock could also change significantly over short periods of time in response to write-downs or actual or anticipated variations in our quarterly results of operations, announcements by us, our licensees or our respective competitors, factors affecting our licensees’ markets generally or changes in national or regional economic conditions.

Our largest stockholders control a significant percentage of our common stock and are represented on our board of directors, which may enable such stockholders, alone or together with our other significant stockholders, to exert influence over corporate transactions and other matters affecting the rights of our stockholders.

As of February 28, 2018, Tengram Capital Partners Gen2 Fund, L.P. (“Tengram”) beneficially owns approximately 12.0%, Carlyle Galaxy Holdings, L.P. (“Carlyle”) beneficially owns approximately 10.1% and Ms. Martha Stewart beneficially owns approximately 12.7% of our outstanding shares of common stock. Mr. William Sweedler, chairman of our board of directors, is a principal of Tengram, Mr. Rodney Cohen is a director and managing director of Carlyle, and Ms. Martha Stewart became a director in connection with the closing of the Mergers. As a result, each of Tengram, Carlyle and Ms. Martha Stewart, individually or collectively, are able to exercise substantial influence over our board of directors and matters requiring stockholder approval, including the election of directors and approval of significant corporate actions, such as mergers and other business combination transactions.

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

 We have a significant amount of intangible assets, including our trademarks, recorded on our balance sheet. As a result of changes in market conditions and declines in the estimated fair value of these assets, we have been required to write-down all of our goodwill and a portion of our other intangible assets and may be required to record impairments of our intangible assets in the future which could adversely affect our results of operations.

As of December 31, 2017, intangible assets represented $1.0 billion, or 90.7% of our total consolidated assets. Under current accounting principles generally accepted in the United States (“GAAP”), indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. Our trademarks are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any write-down of intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.    We recorded non-cash impairment charges of $36.5 million for indefinite-lived intangible assets for certain brands in the third quarter of 2017; the impairments arose due to reduced contractual minimums or reduced sales forecasts in key distribution channels for these brands.    Due to the continued, sustained decline in our stock price, we recorded a goodwill impairment charge of $304.1 million in the fourth quarter of 2017.  See Note 7 and Note 8 to our consolidated financial statements for further information on these impairment charges.

Our use of certain tax attributes may be limited.

We have significant net operating losses (“NOLs”). A valuation allowance has been provided as of December 31, 2017 which primarily relates to state net operating losses and capital loss carryforwards. As of December 31, 2017, we have federal NOLs available to carryforward to future periods of $195.6 million which begin expiring in 2024 and we have state NOLs available to carryforward to future periods of $205.7 million which begin expiring in 2018. We have foreign tax credits available to carryforward to future periods of $1.6 million as of December 31, 2017 which began expiring in 2017. We have experienced several changes of ownership under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) which place various limitations on the use of NOLs. The limitation on NOLs is based upon a formula provided under Section 382 of the Code that utilizes the fair market value of us and prevailing interest rates at the time of the ownership change. An “ownership change” is generally a 50% increase in ownership over a three-year period by stockholders who directly or indirectly own at least five percent of a company’s stock. The limitations on the use of the NOLs under Section 382 could affect our ability to offset future taxable income.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal offices are located at 601 West 26th Street, 9th Floor, New York, New York 10001, and our telephone number is (646) 564-2577.

We lease the following properties as of December 31, 2017:

		Square Footage
Location	Type	(Approximate)	Expiration Date
New York, NY	Corporate Headquarters	70,000	December 31, 2033
New York, NY	Office and Showroom	10,900	September 12, 2024
Los Angeles, CA	Office	4,724	July 31, 2020

On February 21, 2017, the Company amended the lease of its corporate headquarters which extends the lease through December 31, 2033 and effective in February 2018, lowers the rented square footage to approximately 63,000 square feet of corporate office space and 7,000 square feet of other rentable space.  On January 12, 2018, the Company amended the lease of its corporate headquarters,  effective in February 2018, to increase the rented square footage by approximately 12,300 square feet.

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

	High	Low
Year Ended December 31, 2017
Fourth Quarter	$3.02	$1.36
Third Quarter	$4.08	$2.55
Second Quarter	$4.06	$2.81
First Quarter	$5.20	$3.30

Year Ended December 31, 2016
Fourth Quarter	$8.49	$4.10
Third Quarter	$8.46	$6.56
Second Quarter	$9.14	$5.40
First Quarter	$7.93	$5.37

On February 28, 2018, the closing sales price of our common stock as reported on Nasdaq was $1.98 per share. As of February 28, 2018, there were approximately 1,168 holders of record of our common stock.

Dividends

We have not paid or declared cash distributions or dividends on our common stock during the last two fiscal years or any subsequent interim period. We do not intend to pay cash dividends on our common stock in the near future. We currently intend to retain all earnings, if and when generated, to finance our operations. The declaration of cash dividends in the future will be determined by the Board based upon our earnings, financial condition, capital requirements, contractual obligations which may prohibit the payment of dividends, including our current or any future indebtedness, and other relevant factors. Our ability to pay dividends on our common stock and repurchase our common stock is restricted by certain of our current indebtedness and may be restricted or prohibited under future indebtedness.

Equity Compensation Plan

The table below sets forth the information regarding our equity compensation plans as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	416,001	$9.98	-

Equity compensation plans not approved by security holders (2)	438,160	$6.17	N/A

Total	854,161		-

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

Common Stock Repurchase Programs

During the quarter ended December 31, 2017, we repurchased 9,146 shares of our common stock from employees for income tax withholdings related to the vesting of restricted stock. We do not currently have in place a repurchase program with respect to our common stock.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1 - 31	-	$-	N/A	N/A

November 1 - 30	2,704	$1.64	N/A	N/A

December 1 - 31	6,442	$1.78	N/A	N/A

Total	9,146		-	-

(1)	During the fourth quarter of 2017, 9,146 shares were purchased from employees for tax withholding purposes related to the vesting of restricted stock and restricted stock units.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the period beginning on December 31, 2012 and ending on December 31, 2017 with the cumulative total return on the Standard & Poor's 500 Composite Index (“S&P 500”) and a Custom Peer Group, which includes Carter’s Inc., Cherokee, Inc., Columbia Sportswear Company, Perry Ellis International, Inc., Guess ? Inc., Hanesbrands, Inc., Iconix Brand Group Inc., PVH Corp. and Xcel Brands Inc. The comparison assumes that $100 was invested on December 31, 2012 in our common stock, S&P 500 and Custom Peer Group. The stock performance shown on the graph should not be considered indicative of future performance.

Comparison of Cumulative Five Year Total Return Among Sequential Brands Group, Inc., the S&P 500 index, and Custom Peer Group $2,000 $1,500 $1,000 $500 2012 2013 2014 2015 2016 2017

Item 6.	Selected Financial Data

The following table presents our selected historical financial data for the periods indicated. The selected historical financial data has been derived from our audited consolidated financial statements referred to under Item 8 of this Annual Report on Form 10-K. The following selected historical financial data should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 of this Annual Report on Form 10-K. The historical consolidated financial statements for Old Sequential for periods prior to the Mergers are considered to be the historical financial statements of Sequential Brands Group, Inc. and thus, our consolidated financial statements for fiscal 2015 reflect Old Sequential’s consolidated financial statements for the period from January 1, 2015 through December 4, 2015 and for fiscal years 2014 and 2013 and Sequential Brand Group Inc.’s thereafter. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Items Affecting Comparability of Period Presented” set forth in Item 7 of this Annual Report on Form 10-K. We have not declared dividends during the periods presented below.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net revenue	$167,464	$155,528	$88,262	$41,837	$22,653

Operating expenses	79,443	85,392	58,611	29,806	16,845

Impairment charges	340,628	-	-	-	-

(Loss) income from operations	(252,607)	70,136	29,651	12,031	5,808

(Loss) income from continuing operations	(181,546)	6,631	2,416	(646)	(11,142)

Loss from discontinued operations, net of tax	-	-	-	-	(6,244)

Consolidated net (loss) income	(181,546)	6,631	2,416	(646)	(17,386)

Net income attributable to noncontrolling interest	(4,172)	(7,452)	(5,287)	(422)	(588)

Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(185,718)	$(821)	$(2,871)	$(1,068)	$(17,974)

Basic and diluted loss per share:
Continuing operations	$(2.95)	$(0.01)	$(0.07)	$(0.04)	$(0.66)
Discontinued operations	-	-	-	-	(0.35)
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$(2.95)	$(0.01)	$(0.07)	$(0.04)	$(1.01)

Basic and diluted weighted average common shares outstanding	62,861,743	61,912,410	41,177,523	29,964,604	17,713,140

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$18,902	$19,133	$41,560	$22,521	$25,125
Working capital (as defined)	32,111	26,778	49,594	23,584	17,745
Intangible assets, net	995,170	1,030,212	872,277	303,039	115,728
Total assets	1,097,211	1,434,863	1,289,837	526,363	153,605
Long-term debt, including current portion	630,597	645,035	542,065	175,500	57,931
Total equity	353,538	537,568	525,649	264,900	81,169

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K, as well as the disclosures about forward-looking statements in Item 1 and the section “Risk Factors” contained in Item 1A. This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and cash flows for the fiscal year ended December 31, 2017. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

Licensing and Brand Management Business

We own a portfolio of consumer brands in the home, active and fashion categories, including Martha Stewart, Jessica Simpson,  AND1, Avia and Joe’s Jeans,  GAIAM and Heelys. We aim to maximize the value of our brands by promoting, marketing and licensing the brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories. Our core strategy is to enhance and monetize the global reach of our existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify our portfolio of brands.

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

We license our brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of December 31, 2017, we had more than one-hundred fifty licensees, with wholesale licensees comprising a significant majority.

Our license agreements typically require a licensee to pay us royalties based upon net sales and, in most cases, contain guaranteed minimum royalties. Our license agreements also require licensees to support the brands by either paying or spending contractually guaranteed minimum amounts for the marketing and advertising of the respective licensed brands. As of February 28, 2018 we had contractual rights to receive an aggregate of $379.5 million in minimum royalty and marketing and advertising revenue from our licensees through the balance of the current terms of such licenses, excluding any renewals.

Items Affecting Comparability of Periods Presented

We were formed on June 5, 2015, for the purpose of effecting the merger of Singer Merger Sub, Inc. with and into SQBG, Inc. (previously known as Sequential Brands Group, Inc.) (SEC File No. 001-36082) (“Old Sequential”) and the merger of Madeline Merger Sub, Inc. with and into MSLO (SEC File No. 001-15395), with Old Sequential and MSLO each surviving the merger as wholly owned subsidiaries of us (the “Mergers”). Prior to the Mergers, we did not conduct any activities other than those incidental to its formation and the matters contemplated in the Agreement and Plan of Merger, dated as of June 22, 2015, as amended, by and among MSLO, Old Sequential, us, Singer Merger Sub, Inc., and Madeline Merger Sub, Inc. (the “Merger Agreement”). On December 4, 2015, pursuant to the Merger Agreement, Old Sequential and MSLO completed the strategic combination of their respective businesses and became wholly owned subsidiaries of the Company. Old Sequential was the accounting acquirer in the Mergers; therefore, the historical consolidated financial statements for Old Sequential for period prior to the Mergers are considered to be the historical financial statements of Sequential Brands Group, Inc. and thus, our consolidated financial statements for fiscal 2015 reflect Old Sequential’s consolidated financial statements for period from January 1, 2015 through December 4, 2015, and Sequential Brands Group Inc.’s thereafter.

Recently Issued Accounting Standards

Refer to “Recently Issued Accounting Standards” in Note 2 of Notes to Consolidated Financial Statements included in this Form 10-K.

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

We entered into a transaction with a media company for which we receive advertising credits as part of the consideration exchanged for trademark licensing rights.  This transaction is recorded at the estimated fair value of the advertising credits received, as their fair value is deemed more readily determinable than the fair value of the trademark licensing right provided by the Company, in accordance with ASC 845, Nonmonetary Transactions. The fair value of the advertising credits are recorded as revenue and in other assets when earned, and expensed when the advertising credits are utilized.   We recorded revenue of $3.7 million for the year ended December 31, 2017 related to the advertising credits earned.  We did not record any expense related to the advertising credits as they have not yet been utilized.

Goodwill and Intangible Assets. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (on October 1st) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test.  In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Qualitative factors considered include, for example, macroeconomic and industry conditions, overall financial performance, and other relevant entity-specific events. If we bypass the qualitative assessment, or conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform a quantitative goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.    If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in the amount of that excess, not to exceed the carrying amount of goodwill.  See Note 2 – Summary of Significant Accounting Policies in Notes to our consolidated financial statements for further information.

Intangible assets represent trademarks, customer agreements and patents related to our brands and a favorable lease. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. The carrying value of intangible assets and other finite-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment on an annual basis (on October 1st)  and between annual tests if an event occurs or circumstances change that indicate that the carrying amount of the indefinite-lived intangible asset may not be recoverable.

When conducting its impairment assessment of indefinite-lived intangible assets,  we initially perform a qualitative evaluation of whether it is more likely than not that the asset is impaired. If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, we then test the asset for recoverability. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to its future discounted net cash flows.  If the carrying amount of such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Assumptions used in our fair value estimates are as follows: (i) discount rates; (ii) projected annual revenue growth rates; and (iii) projected long-term growth rates.  Our estimates also factor in economic conditions and expectations of management which may change in the future based on period-specific facts and circumstances.

Due to the identification of impairment indicators during the quarter ended September 30, 2017, specifically the impairment of certain tradenames due to reduced contractual minimums or reduced sales forecasts in key distribution channels, the Company performed impairment testing of its goodwill and indefinite-lived assets at September 30, 2017, which replaced its October 1st annual test.  As a result of its testing, the Company recorded a non-cash impairment charge of $36.5 million relating to its indefinite-lived intangible assets during the quarter ended September 30, 2017.

Due to the identification of impairment indicators during the quarter ended December 31, 2017, the Company performed impairment testing of its goodwill and indefinite-lived assets at December 31, 2017.  As a result of its testing, the Company recorded a non-cash goodwill impairment charge of $304.1 million during the quarter ended December 31, 2017.

During the year ended December 31, 2016, we changed our annual impairment testing date from December 31 to October 1. We believe this new date is preferable because it allows for more timely completion of the annual impairment test prior to the end of our annual financial reporting period. This change in accounting principle did not delay, accelerate or avoid an impairment charge. We have determined that it would be impracticable to objectively determine projected cash flow and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, we applied the change in annual impairment testing date prospectively beginning October 1, 2016.

Income Taxes. Current income taxes are based on the respective periods’ taxable income for federal, foreign and state income tax reporting purposes. Deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using statutory tax rates in effect for the year in which the differences are expected to reverse. In accordance with ASU No. 2015-17 “Balance Sheet Classification of Deferred Taxes”, all deferred income taxes are reported and classified as non-current. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.    Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items and new tax provisions under the Tax Act, primarily the new limitation on interest expense deductions, management has determined that enough certainty exists to warrant the release of the valuation allowance recorded against substantially all of the Company’s deferred tax assets as of December 31, 2017.  See Note 15 to our consolidated financial statements for further information on the release of the our valuation allowance.

The Company applies the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the year ended December 31, 2017, the Company did not have any reserves or accrued interest and penalties recorded through current income tax expense in accordance with ASC 740, Income Taxes (“ASC 740”).  During the year ended December 31, 2016, the Company released its $0.3 million reserve of certain unrecognized tax benefits along with $0.3 million of accrued interest and penalties through current income tax expense in accordance with ASC 740.  Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2014 through December 31, 2017.

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

Fair value cost for stock options and warrants, in accordance with accounting for stock-based payment under GAAP, is calculated using the Black-Scholes valuation model based on awards ultimately expected to vest and expensed on a straight-line basis over the requisite service period of the grant.  The Company elected to early adopt the provisions of ASU 2016-09 and reduces compensation cost for actual forfeitures as they occur. Prior to the adoption to ASU 2016-09, the Company’s estimated forfeiture rate utilized in calculating compensation cost was zero percent based on the Company’s limited historical forfeiture experience.

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

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years indicated and is derived from our consolidated financial statements:

	Years Ended December 31,		Change	Change
	2017	2016	(Dollars)	(Percentage)
	(in thousands, except percentages)

Net revenue	$167,464	$155,528	$11,936	7.7%
Operating expenses	79,443	85,392	(5,949)	(7.0%)
Impairment charges	340,628	-	340,628	100.0%
(Loss) income from operations	(252,607)	70,136	(322,743)	(460.2%)
Other expense	1,583	3,810	(2,227)	(58.5%)
Interest expense, net	59,891	50,538	9,353	18.5%
(Loss) income before income taxes	(314,081)	15,788	(329,869)	(2,089.4%)
(Benefit from) provision for income taxes	(132,535)	9,157	(141,692)	(1,547.4%)
Consolidated net (loss) income	(181,546)	6,631	(188,177)	2,837.8%
Net income attributable to noncontrolling interest	(4,172)	(7,452)	3,280	(44.0%)
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(185,718)	$(821)	$(184,897)	(22,521.0%)

Net Revenue. The increase in net revenue for the year ended December 31, 2017 as compared to the year ended December 31, 2016 is primarily attributable to the acquisition of GAIAM, Inc. during the third quarter of 2016 and increased revenues in the Avia,  Joe’s Jeans, and Ellen Tracy brands offset by decreased revenues in the Martha Stewart brand.  Net revenue for the year ended December 31, 2017 consists primarily of licensing revenue earned from our license agreements relating to the Martha Stewart,  Jessica Simpson, GAIAM,  Avia, AND1,  Joe’s Jeans and Ellen Tracy brands. Net revenue for the year ended December 31, 2016 consists primarily of licensing revenue earned from our license agreements relating to the Martha Stewart,  Jessica Simpson, Avia, AND1,  GAIAM,  Ellen Tracy and Joe’s Jeans brands.

Operating expenses. Operating expenses decreased $5.9 million for the year ended December 31, 2017 to $79.4 million compared to $85.4 million for the year ended December 31, 2016. This decrease was primarily driven by a decrease in restructuring costs of $3.2 million, stock-based compensation costs of $1.8 million, professional fees of $3.2 million, deal advisory costs of $3.0 million, advertising costs of $2.8 million, and rent costs of $1.7 million, partially offset by increased stock-based compensation and severance of $6.7 million in connection with the Company’s CEO transition, increased compensation costs of $1.2 million, $1.0 million of higher expenses related to the Martha & Snoop’s Potluck Dinner Party show, and increased contributions of $0.9 million.

Impairment charges.  During the year ended December 31, 2017 we recorded non-cash impairment charges of $304.1 related to our goodwill and $36.5 million for indefinite-lived intangible assets related to the trademarks of five of our non-core brands: Caribbean Joe,  Revo,  Franklin Mint,  Nevados, and FUL.  Fair value for each trademark was determined based on estimates of future discounted cash flows.  The trademark impairments arose due to reduced contractual minimums or reduced sales forecasts in key distribution channels for these brands. The goodwill impairment was triggered in the fourth quarter of 2017 by the continued decline of our stock price and the related decline in our market capitalization. During the fourth quarter of 2017, our stock price and market capitalization declined approximately 41%, consistent with the decline in market capitalization of similar companies in our sector.

Other expense. Other expense during the year ended December 31, 2017 consists of a $1.9 million loss recorded in connection with the sale of available-for-sale securities and other immaterial items partially offset by MSLO pre-acquisition sales tax refunds of $0.1 million and other immaterial items.  Other expense during the year ended December 31, 2016 consists of the impairment of our available-for-sale securities of $4.4 million partially offset by other immaterial items.

Interest expense, net. The year-over-year increase in net interest expense of $9.4 million is primarily due to an increase in interest incurred under our loan agreements. Interest expense, net during the year ended December 31, 2017 includes interest incurred under our loan agreements of $55.1 million, non-cash interest related to the amortization of deferred financing costs of $3.9 million and non-cash interest of $0.9 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions. Interest expense during the year ended December 31, 2016 includes interest incurred under our loan agreements and interest rate caps of $46.2 million, non-cash interest related to the amortization of deferred financing costs of $2.8 million and the write-off of $0.3 million of deferred financing costs as a result of an extinguishment a portion of the BoA Credit Agreement in accordance with ASC 470 – Debt in connection with the Company’s entry into the Amended BoA Credit Agreement. Additionally, we expensed non-cash interest of $1.2 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions in 2015.

Income taxes. The benefit from income taxes for the year ended December 31, 2017 primarily represents a tax benefit recognized due to the decrease in deferred tax liabilities as a result of the reduction in the future corporate tax rate from 35% to 21% and the release of the valuation allowance recorded against substantially all of the Company’s deferred tax assets prior to December 31, 2017, offset by the non-tax deductible goodwill impairment.    The provision for income taxes for the year ended December 31, 2016 represents the non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes and taxes for state, local and foreign jurisdictions. The 2016 effective tax rate differed from the statutory tax rate primarily due to benefits from taxes attributable to noncontrolling interest, changes in valuation allowance, change in state tax rates and a reversal of unrecognized tax benefits.

Noncontrolling interest.  Noncontrolling interest for the year ended December 31, 2017 represents net income allocations of $5.8 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson), $0.6 million to Elan Polo International, Inc., a member of DVS LLC, and $(2.2) million to JALP, LLC, a member of FUL IP Holdings, LLC. Noncontrolling interest for the year ended December 31, 2016 represents net income allocations of $6.5 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson), $0.6 million to Elan Polo International, Inc., a member of DVS LLC, and $0.4 million to JALP, LLC, a member of FUL IP Holdings, LLC.

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the periods indicated and is derived from our consolidated financial statements:

	Years Ended December 31,		Change	Change
	2016	2015	(Dollars)	(Percentage)
	(in thousands, except percentages)

Net revenue	$155,528	$88,262	$67,266	76.2%
Operating expenses	85,392	58,611	26,781	45.7%
Income from operations	70,136	29,651	40,485	136.5%
Other expense (income)	3,810	(1,133)	4,943	(436.3%)
Interest expense, net	50,538	29,725	20,813	70.0%
Income before income taxes	15,788	1,059	14,729	1,390.8%
Provision for (benefit from) income taxes	9,157	(1,357)	10,514	(774.8%)
Consolidated net income	6,631	2,416	4,215	(174.5%)
Net income attributable to noncontrolling interest	(7,452)	(5,287)	(2,165)	40.9%
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(821)	$(2,871)	$2,050	71.4%

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

Liquidity and Capital Resources

Liquidity

As of December 31, 2017, we had cash on hand, including restricted cash, of $20.4 million and a net working capital balance (defined below) of $32.1 million. Additionally, we had outstanding debt obligations under our loan agreements of $644.7 million excluding $14.1 million of deferred financing fees. As of December 31, 2016, we had cash on hand, including restricted cash, of $20.7 million and a net working capital balance (defined below) of $26.8 million. Additionally, we had outstanding debt obligations under our loan agreements of $663.0 million excluding $18.0 million of deferred financing fees. Net working capital is defined as current assets minus current liabilities, excluding restricted cash and discontinued operations. We believe that cash from continuing operations and our currently available cash (including available borrowings under our existing financing arrangements) will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Note 9 to our consolidated financial statements for a description of certain financing transactions consummated by us. There are no material capital expenditure commitments as of December 31, 2017.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the years ended December 31, 2017, 2016 and 2015 are summarized in the following table:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)

Operating activities	$28,210	$43,602	$(5,641)
Investing activities	2,853	(152,888)	(341,846)
Financing activities	(31,294)	87,423	366,736
Net (decrease) increase in cash from continuing operations	$(231)	$(21,863)	$19,249

Operating Activities

Net cash provided by operating activities from continuing operations decreased $15.4 million to $28.2 million for the year ended December 31, 2017 as compared to net cash provided by operations of $43.6 million for the year ended December 31, 2016. The $15.4 million decrease was primarily attributable to a decrease in net income of $188.2 million, decrease in deferred revenue of $25.5 million and a decrease in prepaid expenses and other assets of $8.7 million, partially offset by increases in non-cash items of $196.2 million, changes in accounts payable and accrued expenses of $5.2 million on a year-over-year basis and increases in accounts receivable of $3.9 million, other liabilities of $1.7 million.

Investing Activities

Net cash provided by investing activities from continuing operations increased $155.8 million to $2.9 million for the year ended December 31, 2017 compared to net cash used in investing activities of  $(152.9) million for the year ended December 31, 2016. This increase is driven primarily by $147.6 million of cash used for acquisitions during the year ended December 31, 2016 compared to no cash used for acquisitions during the year ended December 31, 2017.  During the year ended December 31, 2017, we sold our available-for-sales securities for $5.8 million and we purchased $3.1 million of property and equipment.  During the year ended December 31, 2016, we purchased $3.3 million of property and equipment and we deposited $1.5 million of cash with a financial institution required as collateral for the Company’s cash-collateralized letter of credit facilities.

Financing Activities

Net cash used in financing activities from continuing operations for the year ended December 31, 2017 amounted to $31.3 million compared to net cash provided by financing activities of $87.4 million for the year ended December 31, 2016. The primary driver for the change was the receipt of $132.0 million of loan proceeds to finance the acquisition of GAIAM, Inc. offset by $13.1 million of related financing fees and expenses paid during the year ended December 31, 2016 absent for the year ended December 31, 2017.  During the year ended December 31, 2017, we made principal payments of $28.3 million under our loan agreements in accordance with contractual terms, $7.4 million of distributions to certain noncontrolling interest partners, partially offset by additional borrowings of $10 million under our Revolving Loans.  During the year ended December 31, 2016, we made principal payments of $19.0 million under our loan agreements in accordance with contractual terms and $6.8 million of distributions to certain noncontrolling interest partners.    During the year ended December 31, 2017, we repurchased common stock from employees for tax withholding purposes related to the vesting of restricted stock of $1.2 million as compared to $0.6 million during the year ended December 31, 2016.

Debt

As of December 31, 2017, we were party to a Third Amended and Restated First Lien Credit Agreement with Bank of America, N.A. as administrative and collateral agent and a Third Amended and Restated Credit Agreement with Wilmington Trust, National Association as administrative agent and collateral agent, referred to as our loan agreements. Refer to Note 9 to our consolidated financial statements for a discussion of our borrowings and the terms of these debt facilities. As of December 31, 2017 and 2016, our long-term debt, including current portion, was $644.7 million and $663.0 million, excluding $14.1 million and $18.0 million of deferred financing fees, respectively. As of December 31, 2017 and 2016, we had $5.5 million and $9.0 million, respectively, of availability under the current revolving credit facility (the “Revolving Credit Facility”), subject to meeting certain leverage ratios. We may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.33:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 2.50:100 and (b) with respect to any other increase, 2.40:1.00, subject to the satisfaction of certain conditions in the Amended BoA Credit Agreement. We may request one or more additional term loan facilities or the increase of term loan commitments under the GSO Credit Agreement as would not cause the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, subject to the satisfaction of certain conditions in the GSO Credit Agreement. We made $28.3 million of principal repayments under our loan agreements during the year ended December 31, 2017 and we had additional borrowings of $10 million under our Revolving Loans.

Contractual Obligations

Our material contractual obligations as of December 31, 2017 are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Operating leases	$80,134	$2,170	$11,350	$10,977	$55,637
Guaranteed payments in connection with acquisitions	7,677	3,475	4,202	-	-
Long-term debt obligations:
2016 Term Loans	551,913	28,300	56,600	467,013	-
2016 Revolving Loan	92,787	-	-	92,787	-
Total	$732,511	$33,945	$72,152	$570,777	$55,637

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

Off-Balance Sheet Arrangements

At December 31, 2017 and 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our earnings may also be affected by changes in LIBOR interest rates as a result of our loan agreements. As further discussed in Note 9 to our consolidated financial statements, we have entered into interest rate caps to mitigate the effects of a change in LIBOR interest rates. An increase in LIBOR interest rates of one percent affecting the loan agreements would not have had a material effect on our results of operations during the years ended December 31, 2017, 2016 and 2015.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2017, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017 such that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, as issued in 2013. Based on our management’s assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2017, based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. The effectiveness of our internal controls over financial reporting as of December 31, 2017 has been audited by CohnReznick LLP, an independent registered public accounting firm, as stated in their report provided below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sequential Brands Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Sequential Brands Group, Inc. and Subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United Stated) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss) income, changes in equity and cash flows and the financial statement schedule listed in the index appearing under Item 15 of the Company and our report dated March 16, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ CohnReznick LLP

New York, NY

March 16, 2018

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained under the captions “Directors and Executive Officers” and “Corporate Governance” in the definitive proxy statement for the annual meeting of stockholders to be held on June 8, 2018 (the “Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2017, which information is incorporated herein by reference in response to this item.

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

(c)	Financial Statement Schedule. See Item 15(a) above.

6
Item 16.	Form 10-K Summary

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sequential Brands Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sequential Brands Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes.  Our audits of the consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2018, expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2013.

New York, NY

March 16, 2018

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2017	2016

Assets
Current Assets:
Cash	$18,902	$19,133
Restricted cash	1,531	1,521
Accounts receivable, net	60,102	53,195
Available-for-sale securities	-	7,673
Prepaid expenses and other current assets	8,635	4,366
Total current assets	89,170	85,888

Property and equipment, net	7,035	7,674
Intangible assets, net	995,170	1,030,212
Goodwill	-	307,744
Other assets	5,836	3,345
Total assets	$1,097,211	$1,434,863

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$19,126	$18,915
Current portion of long-term debt	28,300	28,300
Current portion of deferred revenue	8,102	10,374
Total current liabilities	55,528	57,589

Long-term debt, net of current portion	602,297	616,735
Long-term deferred revenue, net of current portion	11,845	13,909
Deferred income taxes	67,799	200,357
Other long-term liabilities	6,204	8,705
Total liabilities	743,673	897,295

Commitments and Contingencies

Equity:
Preferred stock Series A, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at December 31, 2017 and 2016	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized; 63,652,721 and 62,602,041 shares issued at December 31, 2017 and 2016, respectively, and 63,227,727 and 62,504,355 shares outstanding at December 31, 2017 and 2016, respectively	635	624
Additional paid-in capital	508,444	502,564
Accumulated other comprehensive income (loss)	80	(144)
Accumulated deficit	(225,369)	(39,651)
Treasury stock, at cost; 424,994 shares and 97,686 shares at December 31, 2017 and 2016, respectively	(1,799)	(638)
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	281,991	462,755
Noncontrolling interest	71,547	74,813
Total equity	353,538	537,568
Total liabilities and equity	$1,097,211	$1,434,863

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015

Net revenue	$167,464	$155,528	$88,262

Operating expenses	79,443	85,392	58,611

Impairment charges	340,628	-	-

(Loss) income from operations	(252,607)	70,136	29,651

Other expense (income)	1,583	3,810	(1,133)

Interest expense, net	59,891	50,538	29,725

(Loss) income before income taxes	(314,081)	15,788	1,059

(Benefit from) provision for income taxes	(132,535)	9,157	(1,357)

Net (loss) income	(181,546)	6,631	2,416

Net income attributable to noncontrolling interest	(4,172)	(7,452)	(5,287)

Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(185,718)	$(821)	$(2,871)

Loss per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic and diluted	$(2.95)	$(0.01)	$(0.07)

Weighted-average common shares outstanding:
Basic and diluted	62,861,743	61,912,410	41,177,523

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2017	2016	2015

Net (loss) income	$(181,546)	$6,631	$2,416

Other comprehensive (loss) income:
Unrealized gain (loss) on available-for-sale securities	-	2,062	(6,437)
Reclassification adjustment related to impairment of available-for-sale securities	-	4,375	-
Unrealized gain (loss) on interest rate caps	224	(144)	-
Unrealized gain on interest rate hedging transactions	-	29	7
Other comprehensive income (loss)	224	6,322	(6,430)
Comprehensive (loss) income	(181,322)	12,953	(4,014)

Comprehensive income attributable to noncontrolling interest	(4,172)	(7,452)	(5,287)
Comprehensive (loss) income attributable to Sequential Brands Group, Inc. and Subsidiaries	$(185,494)	$5,501	$(9,301)

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Sequential Brands Group, Inc. and Subsidiaries Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	Interest	Equity
Balance at January 1, 2015	-	$-	39,300,580	$39	$295,719	$(36)	$(35,959)	197,784	$(1,643)	$258,120	$6,780	$264,900

Issuance of common stock in connection with stock option exercises	-	-	253,666	-	710	-	-	-	-	710	-	710

Issuance of common stock in connection with acquisition of With You LLC	-	-	97,087	-	1,295	-	-	-	-	1,295	-	1,295

Issuance of common stock in connection with acquisition of Martha Stewart Living Omnimedia	-	-	20,014,726	20	185,917	-	-	-	-	185,937	-	185,937

Stock-based compensation	-	-	382,986	-	6,397	-	-	-	-	6,397	-	6,397

Issuance of common stock in connection with warrant exercise	-	-	38,400	-	223	-	-	-	-	223	-	223

Issuance of common stock in connection with debt financing	-	-	740,740	1	11,495	-	-	-	-	11,496	-	11,496

Stock registration costs in connection with Martha Stewart Living Omnimedia acquisition	-	-	-	-	(1,876)	-	-	-	-	(1,876)	-	(1,876)

Unrealized gain on interest rate hedging transactions	-	-	-	-	-	7	-	-	-	7	-	7

Unrealized loss on available-for-sale securities	-	-	-	-	-	(6,437)	-	-	-	(6,437)	-	(6,437)

Repurchase of common stock	-	-	-	-	-	-	-	149,927	(1,513)	(1,513)	-	(1,513)

Retirement of treasury stock in connection with Martha Stewart Living Omnimedia acquisition	-	-	(347,711)	-	(3,156)	-	-	(347,711)	3,156	-	-	-

Common stock par value change in connection with Martha Stewart Living Omnimedia acquisition	-	-	-	545	(545)	-	-	-	-	-	-	-

Noncontrolling interest recorded in connection with acquisition	-	-	-	-	-	-	-	-	-	-	65,094	65,094

Noncontrolling interest distribution	-	-	-	-	-	-	-	-	-	-	(3,000)	(3,000)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	5,287	5,287

Net loss attributable to common stockholders	-	-	-	-	-	-	(2,871)	-	-	(2,871)	-	(2,871)

Balance at December 31, 2015	-	$-	60,480,474	$605	$496,179	$(6,466)	$(38,830)	-	$-	$451,488	$74,161	$525,649

Stock-based compensation	-	-	746,567	5	6,399	-	-	-	-	6,404	-	6,404

Issuance of Galaxy Brand Holdings, Inc. holdback shares	-	-	1,375,000	14	(14)	-	-	-	-	-	-	-

Unrealized gain on interest rate hedging transactions	-	-	-	-	-	29	-	-	-	29	-	29

Unrealized gain and reclassification adjustment on available-for-sale securities	-	-	-	-	-	6,437	-	-	-	6,437	-	6,437

Unrealized loss on interest rate caps	-	-	-	-	-	(144)	-	-	-	(144)	-	(144)

Repurchase of common stock	-	-	-	-	-	-	-	(97,686)	(638)	(638)	-	(638)

Noncontrolling interest distribution	-	-	-	-	-	-	-	-	-	-	(6,800)	(6,800)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	7,452	7,452

Net loss attributable to common stockholders	-	-	-	-	-	-	(821)	-	-	(821)	-	(821)

Balance at December 31, 2016	-	$-	62,602,041	$624	$502,564	$(144)	$(39,651)	(97,686)	$(638)	$462,755	$74,813	$537,568

Stock-based compensation	-	-	1,050,680	11	5,900	-	-	-	-	5,911	-	5,911

Stock registration costs	-	-	-	-	(20)	-	-	-	-	(20)	-	(20)

Unrealized gain on interest rate caps	-	-	-	-	-	224	-	-	-	224	-	224

Repurchase of common stock	-	-	-	-	-	-	-	(327,308)	(1,161)	(1,161)	-	(1,161)

Noncontrolling interest distribution	-	-	-	-	-	-	-	-	-	-	(7,438)	(7,438)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	4,172	4,172

Net loss attributable to common stockholders	-	-	-	-	-	-	(185,718)	-	-	(185,718)	-	(185,718)

Balance at December 31, 2017	-	$-	63,652,721	$635	$508,444	$80	$(225,369)	(424,994)	$(1,799)	$281,991	$71,547	$353,538

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
			(Note 2)
Cash Flows From Operating Activities
Net (loss) income	$(181,546)	$6,631	$2,416
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for bad debts	689	295	201
Depreciation and amortization	4,788	4,765	1,893
Stock-based compensation	5,911	6,404	6,397
Impairment of available-for-sale securities	-	4,375	-
Amortization of deferred financing costs and debt discount	3,862	3,111	7,722
Impairment charges	340,628	-	-
Gain on sale of trademark	-	-	(700)
Income from equity method investment	(22)	(9)	-
Loss on disposal of property and equipment	2	447	57
Realized loss on available-for-sale securities	1,916	-	-
Deferred income taxes	(132,669)	9,581	(1,834)
Changes in operating assets and liabilities:
Accounts receivable	(7,596)	(11,464)	(9,244)
Prepaid expenses and other assets	(6,350)	2,347	2,988
Accounts payable and accrued expenses	59	(5,132)	(15,329)
Deferred revenue	(3,336)	22,126	46
Other liabilities	1,874	125	(254)
Cash Provided By (Used in) Operating Activities From Continuing Operations	28,210	43,602	(5,641)
Cash Used In Operating Activities From Discontinued Operations	-	(564)	(210)
Cash Provided By (Used in) Operating Activities	28,210	43,038	(5,851)

Cash Flows From Investing Activities
Cash paid for acquisitions, net of cash acquired	-	(146,883)	(328,044)
Cash paid for equity method investment	-	(704)	-
Investments in intangible assets, including registration and renewal costs	(335)	(500)	(437)
Sale of available-for-sale securities	5,757
Purchases of property and equipment	(3,061)	(3,325)	(1,462)
Proceeds from sale of property and equipment	2	45	5
Purchase of available-for-sale securities	-	-	(12,048)
Changes in restricted cash	(10)	(1,521)	-
Proceeds from sale of trademark	500	-	140
Cash Provided by (Used In) Investing Activities	2,853	(152,888)	(341,846)

Cash Flows From Financing Activities
Proceeds from debt and long-term borrowings	10,000	132,000	390,179
Proceeds from sale of common stock	-	-	10,000
Proceeds from options exercised	-	-	710
Proceeds from warrants exercised	-	-	223
Stock registration costs	(20)	-	(1,876)

Payment of long-term debt	(28,300)	(19,000)	(15,679)
Purchase of interest rate caps	-	(1,248)	-
Guaranteed payments in connection with acquisitions	(4,375)	(3,750)	(3,100)
Payment of financing costs	-	(13,141)	(9,208)
Repurchases of common stock	(1,161)	(638)	(1,513)
Noncontrolling interest distributions	(7,438)	(6,800)	(3,000)
Cash (Used in) Provided By Financing Activities	(31,294)	87,423	366,736

Net (Decrease) Increase In Cash	(231)	(22,427)	19,039
Cash — Beginning of year	19,133	41,560	22,521
Cash — End of year	$18,902	$19,133	$41,560

Supplemental Disclosures Of Cash Flow Information
Cash paid for:
Interest	$55,755	$45,308	$19,288
Taxes	$163	$178	$1,059

Non-cash Investing And Financing Activities
Accrued purchases of property and equipment at year end	$152	$10	$-
Unrealized gain (loss) on available-for-sale securities during the year	$-	$2,062	$(6,437)
Unrealized gain (loss) on interest rate caps during the year	$224	$(144)	$-
Common stock issued in connection with acquisitions	$-	$-	$187,232
Noncontrolling interest recorded in connection with acquisitions	$-	$-	$65,094
Receivable for sale of trademark	$-	$-	$560
Guaranteed contractual payments recorded on acquisitions	$-	$-	$16,474
Debt discount recorded on sale of common stock to debtholders	$-	$-	$1,496

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Overview

Sequential Brands Group, Inc. (the “Company” or “New Sequential”) owns a portfolio of consumer brands in the fashion, active and home categories. The Company aims to maximize the strategic value of its brands by promoting, marketing and licensing its global brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories. The Company’s core strategy is to enhance and monetize the global reach of its existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify its portfolio of brands. The Company licenses brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of December 31, 2017, the Company had more than one-hundred fifty licensees, with wholesale licensees comprising a significant majority.

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

DECEMBER 31, 2017, 2016 AND 2015

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

In 2017, the Company entered into a transaction with a media company for which it receives advertising credits as part of the consideration exchanged for trademark licensing rights.  This transaction is recorded at the estimated fair value of the advertising credits received, as their fair value is deemed more readily determinable than the fair value of the trademark licensing right provided by the Company, in accordance with ASC 845, Nonmonetary Transactions. The fair value of the advertising credits are recorded as revenue and in other assets when earned, and expensed when the advertising credits are utilized.   The Company recorded revenue of $3.7 million for the year ended December 31, 2017 related to the advertising credits earned.  The Company did not record any expense related to the advertising credits as they have not yet been utilized.

Restricted Cash

Restricted cash at December 31, 2017 consists of cash deposited with a financial institution required as collateral for the Company’s cash-collateralized letter of credit facilities.

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees and other customers and its evaluation of their creditworthiness, payment history and account aging. Accounts receivable balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $0.6 million and $0.2 million at December 31, 2017 and 2016, respectively.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

The Company’s accounts receivable, net amounted to $60.1 million and $53.2 million as of December 31, 2017 and 2016, respectively. Three licensees accounted for approximately 53%  (25%,  15%, and 13%) of the Company’s total consolidated accounts receivable, net balance as of December 31, 2017 and four licensees accounted for approximately 49%  (14%,  13%,  12% and 10%) of the Company’s total consolidated accounts receivable, net balance as of December 31, 2016. The Company does not believe the accounts receivable balances from these licensees represents a significant collection risk based on past collection experience.

Investments

The Company had marketable securities that were classified as available-for-sale securities under ASC 320, Investments – Debt and Equity Securities. Such available-for-sale securities were reported at fair value in the consolidated balance sheets and, at the time of purchase, were reported in the consolidated statements of cash flows as an investing activity. The Company reviewed its available-for-sale securities at each reporting period to determine whether a decline in fair value was other-than-temporary. Any decline in fair value that was determined to be other-than-temporary would result in an adjustment for an impairment charge in the consolidated statements of operations. The primary factors the Company considered in its determination were (i) the length of time that the fair value of the available-for-sale security was below the Company’s carrying value, (ii) the financial condition and operating performance of the available-for-sale security, (iii) the reason for decline in fair value and (iv) the Company’s intent and ability to hold the investment in available-for-sale security for a period of time sufficient to allow for a recovery in fair value. Realized gains and losses from the sale of available-for-sale securities, if any, were determined on a specific-identification basis.

During the second quarter of 2017, the Company sold its available-for-sale securities for $5.8 million.  The book cost basis of the available-for-sale securities was approximately $7.7 million, which was determined using the specific identification method.  The sale resulted in a net realized loss of $1.9 million, which is recorded in other expense (income) in the consolidated statement of operations for the year ended December 31, 2017.

The unrealized gains and losses on the available-for-sale securities held by the Company as of December 31, 2016 are set forth below.

			December 31, 2016
				Gross Unrealized
	Historical Cost	Cost Basis	Estimated Fair Value	Gains	Losses

	(in thousands)

Available-for-sale securities	$12,048	$7,673	$7,673	$-	$-

 Equity Method Investment

For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation, the Company uses the equity method of accounting. On July 1, 2016, the Company acquired a 49.9% noncontrolling interest in Gaiam Pty. Ltd. in connection with its acquisition of Gaiam Brand Holdco, LLC (see Note 5).  The value of the Company’s equity method investment was $0.8 million and $0.7 million as of December 31, 2017 and 2016, respectively, and is included in other assets in the consolidated balance sheets.  The Company's share of earnings from its equity method investee, which was not material for the years ended December 31, 2017 and 2016, is included in other (income) expense in the consolidated statements of operations.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. On an annual basis and as needed, the Company tests goodwill and indefinite lived trademarks for impairment through the use of discounted cash flow models. Other intangibles with determinable lives, including certain trademarks, customer agreements, patents and a favorable lease, are evaluated for the possibility of impairment when certain indicators are present, and are otherwise amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 2 to 15 years). Assumptions used in our discounted cash flow models are as follows: (i) discount rates; (ii) projected average revenue growth rates; and (iii) projected long-term growth rates. Our estimates also factor in economic conditions and expectations of management, which may change in the future based on period-specific facts and circumstances.

Due to the identification of impairment indicators during the quarter ended September 30, 2017, the Company performed impairment testing of its goodwill and indefinite-lived assets at September 30, 2017, which replaced its October 1st annual test.  As a result of its testing, the Company recorded a non-cash impairment charge of $36.5 million relating to its indefinite-lived intangible assets during the quarter ended September 30, 2017.

Due to the identification of impairment indicators during the quarter ended December 31, 2017, the Company performed impairment testing of its goodwill and indefinite-lived assets at December 31, 2017.  As a result of its testing, the Company recorded a non-cash goodwill impairment charge of $304.1 million during the quarter ended December 31, 2017.  See Notes 3, 7 and 8 for further details.

During the year ended December 31, 2016, the Company changed its annual impairment testing date from December 31 to October 1. The Company believes this new date is preferable because it allows for more timely completion of the annual impairment test prior to the end of its annual financial reporting period. This change in accounting principle did not delay, accelerate or avoid an impairment charge. The Company has determined that it would be impracticable to objectively determine projected cash flow and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, the Company applied the change in annual impairment testing date prospectively beginning October 1, 2016.

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

DECEMBER 31, 2017, 2016 AND 2015

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

The Company’s preferred stock does not feature any redemption rights within the holders’ control or conditional redemption features not solely within its control as of December 31, 2017 and 2016. Accordingly, all issuances of preferred stock are presented as a component of equity. The Company did not have any preferred stock outstanding as of December 31, 2017 and 2016.

Common Stock Purchase Warrants and Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other freestanding derivatives, if any, at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its outstanding common stock purchase warrants satisfied the criteria for classification as equity instruments at December 31, 2017 and 2016.

Advertising

Advertising costs related to media ads are charged to expense as of the first date the advertisements take place. Advertising costs related to campaign ads, such as production and talent, are expensed over the term of the related advertising campaign. Advertising expenses included in operating expenses approximated $6.9 million, $9.6 million and $8.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, the Company had $0.4 million of capitalized advertising costs recorded on the consolidated balance sheets.

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

DECEMBER 31, 2017, 2016 AND 2015

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

The Company applies the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the year ended December 31, 2017, the Company did not have any reserves or interest and penalties to record through current income tax expense in accordance with ASC 740, Income Taxes (“ASC 740”). During the year ended December 31, 2016, the Company released its $0.3 million reserve of certain unrecognized tax benefits along with $0.3 million of accrued interest and penalties through current income tax expense in accordance with ASC 740. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2014 through December 31, 2017.

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

	Year Ended December 31,
	2017	2016	2015

Basic weighted-average common shares outstanding	62,861,743	61,912,410	41,177,523
Warrants	-	-	-
Acquisition hold back shares	-	-	-
Unvested restricted stock	-	-	-
Performance based restricted stock	-	-	-
Stock options	-	-	-
Diluted weighted-average common shares outstanding	62,861,743	61,912,410	41,177,523

The computation of diluted EPS for the years ended December 31, 2017, 2016 and 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2017	2016	2015

Warrants	-	125,535	502,831
Acquisition hold back shares	-	172,814	1,375,000
Unvested restricted stock	166,607	122,167	173,987
Performance based restricted stock	65,087	407,303	70,519
Stock options	-	7,977	87,256
Total	231,694	835,796	2,209,593

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash, restricted cash, accounts receivable and available-for-sale securities. Cash is held to meet working capital needs and future acquisitions. Restricted cash is pledged as collateral for a comparable amount of irrevocable standby letters of credit for certain of the Company’s leased properties. Substantially all of the Company’s cash, restricted cash and available-for-sale securities are deposited with high quality financial institutions. At times, however, such cash, restricted cash and available-for-sale securities may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts as of December 31, 2017.

Concentration of credit risk with respect to accounts receivable is minimal due to the collection history and the nature of the Company’s revenues.

Customer Concentrations

The Company recorded net revenues of $167.5 million, $155.5 million and $88.3 million during the years ended December 31, 2017, 2016 and 2015, respectively. During the year ended December 31, 2017, three licensees represented at least 10% of net revenue, each accounting for 11% of the Company’s net revenue.  During the year ended December 31, 2016, one licensee represented at least 10% of net revenue, accounting for 11% of the Company’s net revenue. During the year ended December 31, 2015, two licensees represented at least 10% of net revenue, accounting for 17% and 16% of the Company’s net revenue.

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

Noncontrolling Interest

Noncontrolling interest recorded for the year ended December 31, 2017 represents income allocations to Elan Polo International, Inc., a member of DVS Footwear International, LLC (“DVS LLC”) and With You, Inc., a member of With You LLC (the partnership between the Company and Jessica Simpson) and a loss allocation to JALP, LLC (“JALP”), a member of FUL IP Holdings, LLC (“FUL IP”). Noncontrolling interest recorded for the year ended December 31, 2016 represents income allocations to DVS LLC, With You, Inc. and JALP. Noncontrolling interest recorded for the year ended December 31, 2015 represents income allocations to DVS LLC and With You, Inc.  The following table sets forth the noncontrolling interest for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
With You LLC	$5,816	$6,525	$4,677
DVS LLC	581	564	610
FUL IP	(2,225)	363	-
Net income attributable to noncontrolling interests	$4,172	$7,452	$5,287

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

The following table sets forth the noncontrolling interest as of December 31, 2017 and 2016:

	DVS LLC	FUL IP	With You LLC	Total
	(in thousands)
Balance at January 1, 2016	$2,696	4,411	67,054	$74,161
				-
Net income attributable to noncontrolling interests	564	363	6,525	7,452
Distributions	(609)	-	(6,191)	(6,800)
Balance at December 31, 2016	2,651	4,774	67,388	74,813

Net income (loss) attributable to noncontrolling interests	581	(2,225)	5,816	4,172
Distributions	(564)	(363)	(6,511)	(7,438)
Balance at December 31, 2017	$2,668	$2,186	$66,693	$71,547

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

Recently Issued Accounting Standards

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

ASU 2017-12 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted.  The Company does not expect the adoption of ASU 2017-12 to have a material impact on the Company’s consolidated financial statements.

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

ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted.  The Company does not expect the adoption of ASU 2017-09 to have a material impact on the Company’s consolidated financial statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

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

ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted for all entities. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable.  The Company does not expect the adoption of ASU 2016-15 to have a material impact on the Company’s consolidated financial statements.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

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

ASU 2016-01 is effective for annual and interim periods beginning after December 15, 2017.  The Company does not expect the adoption of ASU 2016-01 to have a material impact on the Company’s consolidated financial statements.

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

ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2017, and early adoption is permitted as of the original effective date, December 31, 2016. The Company has reviewed its various revenue streams for our existing contracts under the five-step process provided by ASU 2014-09 and expects that the impact of adoption of this guidance will be immaterial to our financial statements and related disclosures.  The Company is continuing its assessment of potential changes to our internal controls under ASU 2014-09.  The Company will adopt the standard effective the first quarter of 2018 and apply the amendments using the modified retrospective method.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

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

During the year ended December 31, 2017, the Company recorded non-cash impairment charges of $36.5 million for indefinite-lived intangible assets related to the trademarks of five of the Company’s non-core brands: Caribbean Joe,  Revo,  Franklin Mint,  Nevados, and FUL.  Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows, a Level 3 measure within the fair value hierarchy.  The impairments arose due to reduced contractual minimums or reduced sales forecasts in key distribution channels for these brands.  When an intangible asset’s useful life is no longer considered to be indefinite, it must be amortized over the remaining period that it is expected to contribute to cash flows. The Company determined that certain trademarks which had been impaired during the year ended December 31, 2017 should no longer be classified as indefinite-lived intangible assets.    The Company recorded less than $0.1 million in amortization during the year ended December 31, 2017 related to these trademarks.    The following table shows the change in indefinite-lived assets for the year ended December 31, 2017:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

December 31,
2017
(in thousands)

Balance at January 1	$1,025,260
Additions	2,383
Impairment charges	(36,505)
Reclassified to finite-lived intangible assets	(461)
Ending balance	$990,677

During the year ended December 31, 2017, the Company recorded a non-cash goodwill impairment charge of $304.1 million.  The quantitative evaluation of goodwill impairment included an assessment of fair value under the Income Approach using estimates of future discounted cash flows, a Level 3 measure within the fair value hierarchy.  See Note 8 for further details.

As of December 31, 2017 and 2016, there were no assets or liabilities that are required to be measured at fair value on a recurring basis, except for the Company’s available-for-sale securities (see Note 2), interest rate cap (see Note 9), the contingent earn outs relating to the Linens ‘N Things brand (the “LNT Contingent Earn Out”) and Legacy Payments (as defined in Note 5) for Ms. Martha Stewart. The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at December 31, 2017 and 2016:

		Carrying Value		Fair Value
Financial Instrument	Level	12/31/2017	12/31/2016	12/31/2017	12/31/2016

		(in thousands)
Available-for-sale securities	1	$-	$7,673	$-	$7,673
Interest rate cap	2	$1,239	$1,104	$1,239	$1,104
2016 Term Loans	2	$551,913	$582,500	$542,655	$551,324
2016 Revolving Loan	2	$92,787	$80,500	$92,389	$60,755
LNT Contingent earn outs	3	$-	$-	$-	$-
Legacy Payments	3	$2,256	$1,995	$2,256	$1,995

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

DECEMBER 31, 2017, 2016 AND 2015

if any, recorded in earnings would be equal to the excess of the cumulative change in the fair value of the hedging instrument over the cumulative change in the fair value of the hypothetical derivative.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

The components of the 2016 Cap Agreements as of December 31, 2017 are as follows:

	Notional Value	Derivative Asset	Derivative Liability

	(in thousands)

LIBOR based loans	$500,000	$80	$-

 For purposes of this fair value disclosure, the Company based its fair value estimate for the 2016 Term Loans, 2016 Revolving Loan, 2015 Term Loans and 2015 Revolving Loan (each, as defined in Note 9) on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the loan agreements based on interest rates as of December 31, 2017 and 2016 for debt with similar risk characteristics and maturities.

On the date of the acquisition of Galaxy Brand Holdings, Inc., no value was assigned to the LNT Contingent Earn Out based on the remote probability that the Linens ‘N Things brand will achieve the performance measurements which expired on December 31, 2017. As of December 31, 2017 and 2016, the LNT Contingent Earn Out had no value.  The LNT Contingent Earn Out was not achieved during the year ended December 31, 2017.

In connection with the acquisition of Martha Stewart Living Omnimedia (“MSLO”), beginning with calendar years commencing on or after January 1, 2026, the Company will pay Ms. Stewart three and one-half percent (3.5%) of Gross Licensing Revenues (as defined in Ms. Stewart’s employment agreement) for each such calendar year for the remainder of Ms. Stewart’s life (with a minimum of five (5) years of payments, to be made to Ms. Stewart’s estate if Ms. Stewart dies before December 31, 2030) (the “Legacy Payments”).  The Company determined the acquisition date fair value of Legacy Payments due to Ms. Martha Stewart was $1.7 million and updated the MSLO purchase price during the year ended December 31, 2016 (see Note 5).  The Company recorded $0.3 million of accretion during the each of the years ended December 31, 2017 and 2016 related to the Legacy Payments and recorded the expense within interest expense, net in the consolidated statements of operations.

NOTE 4 – DISCONTINUED OPERATIONS OF WHOLESALE BUSINESS

During the year ended December 31, 2016, the Company released its $0.6 million reserve of certain unrecognized tax benefits through current income tax expense in accordance with ASC 740. In addition, the Company wrote off the remaining assets and liabilities, a net de minimis amount, within other (expense) income in the consolidated statements of operations. The Company did not record any additional costs relating to discontinued operations of its former wholesale business during the year ended December 31, 2015. As of December 31, 2015, costs attributable to the former wholesale business mainly represented lease termination costs and professional and other fees.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

The Company made the following updates to the purchase price during the year ended December 31, 2017 in connection with finalizing the valuation of the Gaiam Brand Holdco, LLC acquisition (in thousands):

Allocated to:
Goodwill	$(3,621)
Trademarks	3,568
Equity method investment	53
$--

 The final allocation of the purchase price is summarized as follows (in thousands):

Total consideration paid	$147,587

Allocated to:
Trademarks	$145,923
Goodwill	1,084
Equity method investment	757
Customer agreements	23
Accrued expenses	(200)
$147,587

The Company and Gaiam Brand Holdco, LLC elected to treat the acquisition as an asset acquisition under section 338(h)(10) of the United States Internal Revenue Service tax code. As such, the Company did not record a deferred tax liability in connection with the acquisition.

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

DECEMBER 31, 2017, 2016 AND 2015

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

DECEMBER 31, 2017, 2016 AND 2015

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

DECEMBER 31, 2017, 2016 AND 2015

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

DECEMBER 31, 2017, 2016 AND 2015

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31,
	2017	2016
	(in thousands)

Furniture and fixtures	$6,164	$4,390
Computer hardware/equipment	1,198	1,173
Leasehold improvements	5,937	4,803
Computer software	974	974
Websites	400	400
Automobiles and trucks	140	146
Property and equipment	14,813	11,886
Less accumulated depreciation and amortization	(7,778)	(4,212)
Property and equipment, net	$7,035	$7,674

In February 2017, the Company sold an automobile for a de minimis amount.  The Company recorded a de minimis loss which is recorded in the consolidated statement of operations for the year ended December 31, 2017.  As discussed in Note 18, in February 2016, the Company wrote-off $0.4 million of leasehold improvements due to moving its corporate headquarters. In March 2016, the Company sold computer equipment for a de minimis amount. The Company recorded a de minimis loss which is recorded in the consolidated statement of operations for the year ended December 31, 2016. In November 2015, the Company sold office equipment for a de minimis amount. The Company recorded a loss of $0.1 million which is recorded in the consolidated statements of operations for the year ended December 31, 2015. There were no impairments of property and equipment recorded in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015.  Depreciation and amortization expense amounted to $3.8 million, $3.5 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

December 31, 2017	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(years)	(in thousands)
Finite-lived intangible assets:
Trademarks	5 - 15	$5,462	$(1,913)	$3,549
Customer agreements	4	2,832	(2,257)	575
Favorable lease	2	537	(537)	-
Patents	10	665	(296)	369
		$9,496	$(5,003)	4,493
Indefinite-lived intangible assets:
Trademarks				990,677

Intangible assets, net				$995,170

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

December 31, 2016	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(years)	(in thousands)
Finite-lived intangible assets:
Trademarks	15	$4,981	$(1,558)	$3,423
Customer agreements	4	2,832	(1,738)	1,094
Favorable lease	2	537	(537)	-
Patents	10	665	(230)	435
		$9,015	$(4,063)	4,952
Indefinite-lived intangible assets:
Trademarks				1,025,260

Intangible assets, net				$1,030,212

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,	(in thousands)
2018	$875
2019	683
2020	495
2021	492
2022	469
Thereafter	1,479
$4,493

Amortization expense amounted to $0.9 million, $1.3 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Finite-lived intangible assets represent trademarks, customer agreements and patents related to the Company’s brands and a favorable lease. Finite-lived assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. The carrying value of finite-lived intangible assets and other long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The trademarks of Martha Stewart, Jessica Simpson, Avia, AND1, Nevados, Linens-n-Things, Heelys, Joe’s Jeans, Gaiam, Emeril, Revo, Caribbean Joe, Ellen Tracy and FUL have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company’s consolidated statements of operations. Instead, each of these intangible assets are tested for impairment annually and as needed on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is performed as of October 1, the beginning of the Company’s fourth fiscal quarter.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

When conducting its impairment assessment of indefinite-lived intangible assets, the Company initially performs a qualitative evaluation of whether it is more likely than not that the asset is impaired. If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, the Company then tests the asset for recoverability. The Company tests its indefinite-lived intangible assets for recovery in accordance with ASC-820-10-55-3D which states, “The income approach (“Income Approach”) converts future amounts (for example cash flows) in income and expenses in a single current (that is, discounted) amount. When the Income Approach is used, fair value measurement reflects current market expectations about those future amounts. The Income Approach is based on the present value of future earnings expected to be generated by a business or asset. Income projections for a future period are discounted at a rate commensurate with the degree of risk associated with future proceeds. A residual or terminal value is also added to the present value of the income to quantify the value of the business beyond the projection period.” As such, recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to its expected future discounted net cash flows. If the carrying amount of such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the recoverability of the assets. Assumptions used in our estimates are as follows: (i) discount rates; (ii) projected annual revenue growth rates; and (iii) projected long-term growth rates.  Our estimates also factor in economic conditions and expectations of management which may change in the future based on period-specific facts and circumstances. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Due to the identification of impairment indicators during the quarter ended September 30, 2017, the Company performed impairment testing of its goodwill and indefinite-lived assets at September 30, 2017, which replaced its October 1st annual test.  As a result of its testing, during the quarter ended September 30, 2017, the Company recorded a non-cash impairment charge of $36.5 million relating to its indefinite-lived intangible assets related to the trademarks of Caribbean Joe, Revo, Franklin Mint, Nevados, and FUL. The impairments arose due to reduced contractual minimums or reduced sales forecasts in key distribution channels for these brands. In addition, in connection with its goodwill impairment testing performed at December 31, 2017, the Company performed impairment testing of its indefinite-lived assets at December 31, 2017, noting no additional impairment of its indefinite-lived intangible assets.  See Note 8 – Goodwill for further details. When an intangible asset’s useful life is no longer considered to be indefinite, it must be amortized over the remaining period that it is expected to contribute to cash flows. The Company determined that certain trademarks which had been impaired during the year ended December 31, 2017 should no longer be classified as indefinite-lived intangible assets.  The Company recorded less than $0.1 million in amortization during the year ended December 31, 2017 related to these trademarks.  There was no impairment of intangible assets or other long-lived assets recognized during the years ended December 31, 2016 and 2015.

On February 24, 2015, the Company sold the People’s Liberation brand to a third party for (i) $0.7 million in cash and a note receivable and (ii) an earn-out of $1.0 million in cash (the “Earn-out”) in the event that total gross sales of products under the People’s Liberation brand equal or exceed $30.0 million during the 2015 calendar year (the “People’s Liberation Sale Price”). As a result of the sale, the Company recorded a gain of $0.7 million because the People’s Liberation brand had no carrying value on the Company’s consolidated balance sheet. The gain is recorded in other expense (income) in the consolidated statement of operations during the year ended December 31, 2015. The third party agreed to pay the Company one-fifth of the People’s Liberation Sale Price upon closing and one-fifth of the People’s Liberation Sale Price on the anniversary of the closing for the next four years. The Company reported the short-term portion of the receivable in prepaid expenses and other current assets and the long-term portion in other assets in the consolidated balance sheets as of December 31, 2017 and 2016. The Earn-out was not achieved during the year ended December 31, 2015, as total gross sales of products under the People’s Liberation brand did not equal or exceed $30.0 million.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

NOTE 8 – GOODWILL

Goodwill is summarized as follows:

	December 31,
	2017	2016

	(in thousands)

Balance at January 1	$307,744	$314,288
Adjustment for acquisition of Martha Stewart Living Omnimedia, Inc. (a)	-	(11,249)
(Adjustment for) and acquisition of Gaiam Brand Holdco, LLC (a)	(3,621)	4,705
Impairment charges	(304,123)	-
Ending balance	$-	$307,744

(a) Goodwill from the acquisitions of Martha Stewart Living Omnimedia, Inc. and Gaiam, Inc. represents the excess of the purchase price over the fair value of net assets acquired under the acquisition method of accounting.

Goodwill is tested for impairment at the reporting unit level (the Company has determined that it has a single reporting unit) on an annual basis (October 1st) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As discussed below, during the current year, due to impairment indicators noted in between annual tests, the Company performed impairment testing at September 30, 2017, which replaced its October 1st annual test.    In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. Qualitative factors considered include, for example, macroeconomic and industry conditions, overall financial performance and other relevant entity-specific events. If the Company bypasses the qualitative assessment, or concludes that it is more likely than not that the fair value of its reporting unit is less than its carrying value, it then performs a quantitative impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.  If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in the amount of that excess, not to exceed the carrying amount of goodwill.

Due to impairment indicators noted during the third quarter of 2017, specifically the impairment of certain tradenames due to reduced contractual minimums or reduced sales forecasts in key distribution channels, the Company, with the assistance of a third party valuation specialist, performed a quantitative assessment at September 30, 2017, which replaced its October 1st annual test. Fair value for the the quantitative assessment was determined under an income approach using estimates of discounted future cash flows (the “Income Approach”),   The Income Approach relies on assumptions such as the Company’s projected future earnings and appropriate discount rates.

Significant assumptions used in the Income Approach were as follows: (i) discount rates; (ii) projected annual revenue growth rates; and (iii) projected long-term growth rates.  Our estimates also factor in economic conditions and expectations of management which may change in the future based on period-specific facts and circumstances.  The Company corroborated the results of the Income Approach by reconciling to within a reasonable range of the Company’s market capitalization, (calculated as total common shares outstanding multiplied by the common equity price per share, as adjusted for a control premium factor).  The control premium was estimated based upon control premiums observed in comparable market transactions. Reconciling items identified included the benefit of the Company’s fully reserved tax assets for which the market may not have been giving full value and depressed market multiples experienced by the entities within our brand licensing peer group. Based on the results of the quantitative assessment, the Company determined that goodwill was not impaired as of September 30, 2017.

Due to additional impairment indicators noted during the fourth quarter of 2017, specifically a sharp and continued decline in its stock price and the related decline in its market capitalization, the Company determined that there was a fourth quarter impairment indicator and a quantitative impairment test was required to be performed at December 31, 2017.  During the fourth quarter of 2017, the Company’s stock price and market capitalization declined approximately 41%, consistent with the decline in market capitalization of similar companies in the Company’s sector.  The Company evaluated the fair value of its reporting unit under the Income Approach (in the same manner as noted above in its assessment at September 30, 2017), adjusting its assumptions to reflect additional market risk in the discount rate (from 10.25% to 11.25%), as well as adjusted future effective tax rates, noting that the fair value of its reporting unit indicated by the Income Approach at December 31, 2017 was no longer in excess of its carrying value.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

At December 31, 2017, after comparing the results of the Income Approach to the market capitalization approach, the Company noted it could no longer corroborate the results of the Income Approach by reconciling to within a reasonable range of the Company’s market capitalization, including an assumed control premium.  As discussed above, the two primary differences between the market approach and income approach were determined to be the Company’s fully reserved tax assets, for which the market may not have been giving full value and depressed market multiples experienced by all entities within the brand licensing peer group.   The reconciliation was significantly impacted by the decreased market capitalization, as well as the enactment in December 2017 of the Tax Cuts and Jobs Act, which reduced the aforementioned reconciling item for fully reserved tax assets.    As such, the Company determined that the value indicated by the market capitalization approach, calculated using the December 31, 2017 closing stock price of $1.78 and an estimated control premium factor of 20%, was the most appropriate measure of the fair value of the Company as of December 31, 2017. Based on this analysis, the fair value of the Company’s single reporting unit was below its carrying value by an amount greater than the carrying value of goodwill, and the Company recorded an impairment charge of $304.1 million in the fourth quarter of 2017 to fully write off its goodwill.

NOTE 9 – LONG-TERM DEBT

The components of long-term debt are as follows:

	December 31,
	2017	2016

	(in thousands)

Secured Term Loans	$551,913	$582,500
Revolving Credit Facility	92,787	80,500
Unamortized deferred financing costs	(14,103)	(17,965)
Total long-term debt, net of unamortized deferred financing costs	630,597	645,035
Less: current portion of long-term debt	28,300	28,300
Long-term debt	$602,297	$616,735

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

The Company may make voluntary prepayments of the loans outstanding under the Amended BoA Credit Agreement, subject to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and, in certain cases, to the prepayment premium set forth in the Amended BoA Credit Agreement. Additionally, the Company is mandated to make prepayments (without payment of a premium or penalty) under the Amended BoA Credit Agreement amounting to: (i) the loans outstanding under the Amended BoA Credit Agreement plus, (a) where intellectual property is disposed, 50.0% of the disposed intellectual property’s orderly liquidation value, and (b) where any other assets constituting collateral are disposed or upon the receipt of certain insurance proceeds, 100% of the net proceeds thereof, subject to certain reinvestment rights; and (ii) the Tranche A-1 Loans to the extent that the outstanding principal amount thereof exceeds 10.0% of the orderly liquidation value of the registered trademarks owned by the BoA Facility Loan Parties. On September 30, 2016, the BoA Term Loans commenced amortization in quarterly installments of $5.0 million.

The Amended BoA Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the BoA Facility Loan Parties and their subsidiaries. Moreover, the Amended BoA Credit Agreement contains financial covenants that require the BoA Facility Loan Parties and their subsidiaries to (i) maintain a positive net income (as defined), (ii) satisfy a maximum loan to value ratio set at 50.0% (applicable to the Revolving Loans and Tranche A Loans) and (iii) satisfy a maximum consolidated first lien leverage ratio, initially set at 2.80:1.00, decreasing over the term of the Amended BoA Credit Agreement until reaching the final maximum ratio of 2.50:1.00 for the fiscal quarter ending September 30, 2018 and thereafter.

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

The Company may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.33:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 2.50:100 and (b) with respect to any other increase, 2.40:1.00, subject to the satisfaction of certain conditions in the Amended BoA Credit Agreement. At December 31, 2017, the Company is in compliance with the covenants included in the Amended BoA Credit Agreement.

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

The Company may make voluntary prepayments of the loans outstanding under the Amended GSO Credit Agreement, subject to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and, in certain cases, to the prepayment premium set forth in the Amended GSO Credit Agreement. The Company is mandated to make prepayments (without payment of a premium or penalty) of loans outstanding under the Amended GSO Credit Agreement amounting to: (i) where intellectual property is disposed, 50.0% of the disposed intellectual property’s orderly liquidation value, (ii) where any other asset constituting collateral is disposed or upon the receipt of certain insurance proceeds, 100% of the net proceeds thereof, subject to certain reinvestment rights, and (iii) any consolidated excess cash flow, in an amount equal to (a) in the event the consolidated total leverage ratio is at least 4.00:1.00, 75% thereof, (b) in the event the consolidated total leverage ratio is less than 4.00:1.00 but at least 3.00:1.00, 50% thereof and (c) in the event the consolidated total leverage ratio is less than 3.00:1.00, 0% thereof. On March 31, 2017, the Loans under the Amended GSO Credit Agreement commenced amortization in quarterly installments, equal to 2.00% per annum of the original aggregate principal amount thereof.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

The Amended GSO Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the GSO Facility Loan Parties and their subsidiaries. Moreover, the Amended GSO Credit Agreement contains financial covenants that require the GSO Facility Loan Parties and their subsidiaries to satisfy (i) a maximum consolidated total leverage ratio, initially set at 7.25:1.00, decreasing over the term of the Amended GSO Credit Agreement until reaching the final maximum ratio of 6.50:1.00 for the fiscal quarter ending September 30, 2018 and thereafter and (ii) a maximum consolidated first lien leverage ratio, initially set at 2.80:1.00, decreasing over the term of the Amended GSO Credit Agreement until reaching the final maximum ratio of 2.50:1.00 for the fiscal quarter ending September 30, 2018 and thereafter. At December 31, 2017, the Company is in compliance with the covenants included in the Amended GSO Credit Agreement.

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

DECEMBER 31, 2017, 2016 AND 2015

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

		Applicable
		Margin – LIBOR
Consolidated Total Leverage Ratio	Consolidated Net Leverage Ratio	Loans
> 6.00 : 1.00	≥ 5.75 : 1.00	8.75%
≥ 4.75 : 1.00 ≤ 6.00 : 1.00	≥ 4.50 : 1.00 < 5.75 : 1.00	8.25%
< 4.75 : 1.00	< 4.50 : 1.00	8.00%

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

DECEMBER 31, 2017, 2016 AND 2015

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

DECEMBER 31, 2017, 2016 AND 2015

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

		Applicable
		Margin – LIBOR
Consolidated Total Leverage Ratio	Consolidated Net Leverage Ratio	Loans
≥ 6.5 : 1.00	≥ 6.25 : 1.00	10.00%
> 4.00 : 1.00 < 6.50 : 1.00	> 3.75 : 1.00 < 6.25 : 1.00	9.00%
≤ 4.00 : 1.00	≤ 3.75 : 1.00	8.00%

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

DECEMBER 31, 2017, 2016 AND 2015

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

DECEMBER 31, 2017, 2016 AND 2015

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

Interest Expense

Interest expense during the year ended December 31, 2017 includes interest incurred under our loan agreements and interest rate caps of $55.1 million and non-cash interest related to the amortization of deferred financing costs of $3.9 million. Additionally, we expensed non-cash interest of $0.9 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions in 2015.

Interest expense during the year ended December 31, 2016 includes interest incurred under our loan agreements and interest rate caps of $46.2 million, non-cash interest related to the amortization of deferred financing costs of $2.8 million and the write-off of $0.3 million of deferred financing costs as a result of an extinguishment a portion of the BoA Credit Agreement in accordance with ASC 470 – Debt in connection with the Company’s entry into the Amended BoA Credit Agreement. Additionally, we expensed non-cash interest of $1.2 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions in 2015.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

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

The objective of the swap agreement was to reduce the variability in cash flows for interest payments associated with the loan agreements, which are based on the 1-month LIBOR rates. The Company formally documented the swap agreement as a cash flow hedge of the Company’s exposure to 1-month LIBOR. Because the critical terms of the swap agreement and the hedged items coincided at inception (e.g., notional amount, interest rate reset dates, interest rate payment dates, maturity/expiration date and underlying index), the hedge was expected to completely offset changes in expected cash flows due to fluctuations in the 1-month LIBOR rate over the term of the hedge. The effectiveness of the hedge relationship was periodically assessed during the life of the hedge by comparing the current terms of the swap agreement and the loan agreements to assure they continue to coincide and through an evaluation of the continued ability of the respective counterparties to honor their obligations under the 2015 Swap Agreement. When the key terms no longer match exactly, hedge effectiveness (both prospective and retrospective) is assessed by evaluating the cumulative dollar offset for the actual hedging instrument relative to a hypothetical derivative whose terms exactly match the terms of the hedged item. Because the notional amounts of the Company’s swap agreement no longer matched the notional amounts of the loan agreements exactly, the Company assessed the ineffectiveness of the swap agreement and determined that differences were immaterial during the year ended December 31, 2016.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

Debt Maturities

As of December 31, 2017, the Company’s debt maturities for the next five years and thereafter on a calendar year basis are as follows:

	Total	2018	2019	2020	2021	2022	Thereafter

	(in thousands)

2016 Term Loans	$551,913	$28,300	$28,300	$28,300	$93,513	$373,500	$-
2016 Revolving Loan	92,787	-	-	-	92,787	-	-
Total	$644,700	$28,300	$28,300	$28,300	$186,300	$373,500	$-

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2017	2016

	(in thousands)

Accounts payable	$1,627	$2,445

Accrued Expenses
Guaranteed payments in connection with acquisitions - current	3,295	4,089
Interest	3,215	3,981
Compensation	4,928	3,576
Marketing and Commissions	2,804	1,142
Other accrued expenses	3,257	3,682
Total accounts payable and accrued expenses	$19,126	$18,915

NOTE 11 – LEASES

Operating Leases

The Company leases the following spaces as of December 31, 2017:

		Square Footage
Location	Type	(Approximate)	Expiration Date
New York, NY	Corporate Headquarters	70,000	December 31, 2033
New York, NY	Office and Showroom	10,900	September 12, 2024
Los Angeles, CA	Office	4,724	July 31, 2020

On February 21, 2017, the Company amended the lease of its corporate headquarters which extends the lease through December 31, 2033 and effective in February 2018, lowers the rented square footage to approximately 63,000 square feet of corporate office space and 7,000 square feet of other rentable space.  On January 12, 2018, the Company amended the lease of its corporate headquarters,  effective in February 2018, to increase the rented square footage by approximately 12,300 square feet.

Total rent expense for the years ended December 31, 2017, 2016 and 2015 amounted to $6.1 million, $8.1 million and $1.5 million, respectively.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

The Company also has an operating lease for its photocopiers. The photocopier lease expires on September 30, 2020.

Future annual minimum payments due under the leases for the next five years and thereafter are summarized as follows:

Year Ending December 31,	(in thousands)
2018	$2,170
2019	5,716
2020	5,634
2021	5,481
2022	5,496
Thereafter	55,637
$80,134

Future sublease income due under sublease agreements is summarized as follows:

Year Ending December 31,	(in thousands)
2018	$350
2019	175
$525

Capital Lease

As part of the acquisition of MSLO, the Company acquired a capital lease obligation entered into by MSLO on February 1, 2015 for computer equipment. The lease provides for a $0.7 million obligation which ended on February 1, 2017.

The present value of these minimum lease payments was $0.7 million. Imputed interest was immaterial. The present value of the minimum lease payments, along with associated accumulated amortization of the capital lease, was included within Property and equipment, net on the consolidated balance sheets as of December 31, 2017 and 2016. Ownership of the computer equipment transfers to the Company at the end of the lease term. Accordingly, the computer equipment under this capital lease is being amortized over five years, consistent with the Company's normal depreciation policy for owned computer assets.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

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

DECEMBER 31, 2017, 2016 AND 2015

Guaranteed Payments

The Company has certain guaranteed payments in connection with acquisitions. Future payments of these guaranteed payments, less imputed interest, are as follows:

Year Ending December 31,	(in thousands)
2018	$3,295
2019	2,628
2020	1,000
2021	-
2022	-
Thereafter	2,256
$9,179

NOTE 13 – PREFERRED STOCK

As of December 31, 2017 and 2016, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.01 per share, none of which were designated or issued and outstanding. The board of directors of the Company (the “BOD”) is authorized, with the limitations and restrictions set forth in the Company’s certificate of incorporation, to designate from time to time the terms of the preferred stock.

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

DECEMBER 31, 2017, 2016 AND 2015

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

DECEMBER 31, 2017, 2016 AND 2015

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

The following table summarizes the Company’s stock option activity for the years ended December 31, 2017, 2016 and 2015:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

	(in thousands, except share and per share data)

Outstanding - January 1, 2015	373,167	$4.91	2.0	$3,166
Granted	10,000	12.93
Exercised	(253,666)	(2.80)
Forfeited or Canceled	-	-
Outstanding - January 1, 2016	129,501	9.65	3.3	148
Granted	-	-
Exercised	-	-
Forfeited or Canceled	-	-
Outstanding - January 1, 2017	129,501	9.65	2.3	-
Granted	-	-
Exercised	-	-
Forfeited or Canceled	(45,500)	(11.49)
Outstanding - December 31, 2017	84,001	$8.65	2.1	$-

Exercisable - December 31, 2017	84,001	$8.65	2.1	$-

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Options	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2015	40,500	$2.74
Granted	10,000	2.97
Vested	(29,500)	(2.85)
Forfeited or Canceled	-	-
Unvested - January 1, 2016	21,000	2.71
Granted	-	-
Vested	(16,000)	(2.94)
Forfeited or Canceled	-	-
Unvested - January 1, 2017	5,000	1.96
Granted	-	-
Vested	(5,000)	(1.96)
Forfeited or Canceled	-	-
Unvested - December 31, 2017	-	$-

The Company did not grant any stock options during the years ended December 31, 2017 and 2016.

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

The Company did not record compensation pertaining to these grants during the year ended December 31, 2017 and 2016. The Company recorded less than $0.1 million during the year ended December 31, 2015 as compensation expense pertaining to these grants.

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

The Company recorded less than $0.1 million during each of the years ended December 31, 2017 and 2016 and $0.1 million during the year ended December 31, 2015, as compensation expense pertaining to these grants.

Total compensation expense related to stock options for the years ended December 31, 2017, 2016 and 2015 was less than $0.1 million, less than $0.1 million and $0.1 million, respectively. At December 31, 2017, there is no unrecognized compensation expense related to stock options.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

Warrants

The following table summarizes the Company’s outstanding warrants:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

	(in thousands, except share and per share data)

Outstanding - January 1, 2015	640,160	$6.04	3.1	$4,501
Granted	200,000	13.32
Exercised	(38,400)	(5.76)
Forfeited or Canceled	-	-
Outstanding - January 1, 2016	801,760	7.87	4.1	1,377
Granted	-	-
Exercised	-	-
Forfeited or Canceled	-	-
Outstanding - January 1, 2017	801,760	7.87	3.1	51
Granted	-	-
Exercised	-	-
Forfeited or Canceled	(31,600)	-
Outstanding - December 31, 2017	770,160	$7.95	2.2	$-

Exercisable - December 31, 2017	770,160	$7.95	2.2	$-

A summary of the changes in the Company’s unvested warrants is as follows:

	Number of Warrants	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2015	15,000	$3.05
Granted	200,000	6.32
Vested	(65,000)	5.57
Forfeited or Canceled	-	-
Unvested - January 1, 2016	150,000	6.32
Granted	-	-
Vested	(100,000)	6.32
Forfeited or Canceled	-	-
Unvested - January 1, 2017	50,000	6.32
Granted	-	-
Vested	(50,000)	6.32
Forfeited or Canceled	-	-
Unvested - December 31, 2017	-	$-

The Company did not grant any warrants during the years ended December 31, 2017 and 2016.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

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

The Company recorded less than $0.1 million, $0.2 million and $0.4 million during the years ended December 31, 2017, 2016 and 2015, respectively as compensation expense pertaining to this grant. The Company marks-to-market the expense for the warrants granted to the non-employee.

Total compensation expense related to warrants for the years ended December 31, 2017, 2016 and 2015 was less than $0.1 million, $0.2 million, and $0.4 million, respectively. At December 31, 2017 there is no unrecognized compensation expense related to warrants.

Restricted Stock

A summary of the time-based restricted stock activity for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Period (in Years)	Aggregate Intrinsic Value

	(in thousands, except share and per share data)

Unvested - January 1, 2015	512,586	$6.30	1.9	$3,470
Granted	189,602	12.74
Vested	(291,535)	6.96
Unvested - January 1, 2016	410,653	8.81	1.8	510
Granted	80,903	5.57
Vested	(232,769)	8.08
Unvested - January 1, 2017	258,787	8.45	2.1	-
Granted	111,112	3.60
Vested	(174,363)	(6.73)
Unvested - December 31, 2017	195,536	$7.23	1.8	$-

During the year ended December 31, 2017, the Company granted 111,112 shares of time-based restricted stock to members of the Company’s board of directors.  These shares had a grant date fair value of $0.4 million and vest over a period of one year.  The Company recorded $0.3 million during the year ended December 31, 2017 as compensation expense pertaining to these grants.

During the year ended December 31, 2016, the Company accelerated the vesting of 32,500 shares of time-based restricted stock in connection with restructuring activities. The Company recorded $0.2 million during the year ended December 31, 2016 as compensation expense pertaining to these restructuring activities.

During the year ended December 31, 2016, the Company granted (i) 70,548 shares of time-based restricted stock to members of the Company’s BOD and (ii) 10,355 shares of time-based restricted stock to a non-employee pursuant to a partnership agreement. These shares had a grant date fair value of $0.5 million and vest over a period of one to five years. The Company recorded $0.1 million and $0.3 million during the years ended December 31, 2017 and 2016, respectively, as compensation expense pertaining to these grants.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

During the year ended December 31, 2015, the Company granted (i) 15,000 shares of time-based restricted stock to an employee for future services, (ii) 24,452 shares of time-based restricted stock to members of the Company’s BOD and (iii) 150,150 shares of time-based restricted stock to a non-employee pursuant to a partnership agreement. These shares had a grant date fair value of $2.4 million and vest over a period of one to four years. The Company recorded less than $0.1 million during the year ended December 31, 2017 and $0.5 million during each of the years ended December 31, 2016 and 2015 as compensation expense pertaining to these grants. The Company marks-to-market the expense for the shares of time-based restricted stock granted to the non-employee.

During the year ended December 31, 2014, the Company granted (i) 137,500 shares of time-based restricted stock to employees, (ii) 100,000 shares of time-based restricted stock to a consultant for future services and (iii) 23,120 shares of time-based restricted stock to members of the Company’s BOD. These shares of time-based restricted stock had a grant date fair value of $1.8 million and vest over a period of one to three and one-half years. The Company marks-to-market the expense for the shares of restricted stock granted to the consultant. The Company recorded $0.1 million, $0.6 million and $0.7 million during the years ended December 31, 2017, 2016 and 2015, respectively, as compensation expense pertaining to these grants.

Total compensation expense related to time-based restricted stock grants for the year ended December 31, 2017, 2016 and 2015 was $0.6 million, $1.6 million, and $2.3 million, respectively. Total unrecognized compensation expense related to time-based restricted stock grants at December 31, 2017 amounted to $0.3 million and is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Units

A summary of the time-based restricted stock unit activity for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Period (in Years)	Aggregate Intrinsic Value

	(in thousands, except share and per share data)

Unvested - January 1, 2015	-	$-	-	$-
Granted	100,000	14.33
Vested	-	-
Unvested - January 1, 2016	100,000	14.33	3.0	-
Granted	260,000	7.03
Vested	(33,333)	(14.33)
Unvested - January 1, 2017	326,667	8.52	2.5	-
Granted	688,836	3.18
Vested	(219,103)	(8.29)
Forfeited or Canceled	(60,000)	(4.89)
Unvested - December 31, 2017	736,400	$3.89	2.2	$-

During the year ended December 31, 2017, the Company granted 52,083 time-based restricted stock units to a consultant for future services.  These shares of time-based restricted stock units had a grant date fair value of $0.1 million and vest over a period of six months.  The Company recorded less than $0.1 million during the year ended December 31, 2017 as compensation expense pertaining to these grants.

During the year ended December 31, 2017, the Company accelerated the vesting of 16,667 shares of time-based restricted stock units for an employee pursuant to their termination agreement.  Total compensation expense related to these shares of $0.1 million was recorded as operating expenses in the consolidated statement of operations for the year ended December 31, 2017.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

During the year ended December 31, 2017, the Company granted 200,000 time-based restricted stock units to certain employees for future services and 276,753 time-based restricted stock units to a consultant for future services.  These shares of time-based restricted stock units had a grant date fair value of $1.4 million and vest over a period of three years.  The Company recorded $0.2 million during the year ended December 31, 2017 as compensation expense pertaining to these grants.

During the year ended December 31, 2017, the Company granted 100,000 time-based restricted stock units to the Company’s Chief Executive Officer pursuant to an employment agreement, dated April 3, 2017.  These shares of time-based restricted stock units had a grant date fair value of $0.4 million and vest over a period of three years.  The Company recorded $0.1 million during the year ended December 31, 2017 as compensation expense pertaining to this grant.

During the year ended December 31, 2017, the Company accelerated the vesting of 66,667 shares of time-based restricted stock units for the Company’s former Chief Executive Officer in connection with the CEO transition.  Total compensation expense related to these shares of $0.7 million was recorded as operating expenses in the consolidated statement of operations for the year ended December 31, 2017.

During the year ended December 31, 2017, the Company granted 60,000 time-based restricted stock units to the Company’s former Chief Financial Officer pursuant to an amended employment agreement, dated January 3, 2017.  These shares of time-based restricted stock units had a grant date fair value of $0.3 million and a vesting period of two years.  Upon the former Chief Financial Officer’s departure, these shares were forfeited prior to vesting during the year ended December 31, 2017.  Compensation expense previously recognized was reversed during the year ended December 31, 2017.

During the year ended December 31, 2017, the Company accrued $1.5 million in stock compensation expense for an employee performance-based bonus pursuant to their employment agreement.  The bonus is to be paid in restricted stock in first quarter of 2018, based on the average closing stock price for the 30 days preceding March 1, 2018.  The shares will be fully vested on grant date.

During the year ended December 31, 2016, the Company granted 260,000 shares of time-based restricted stock units to employees for future services. These shares of time-based restricted stock had a grant date fair value of $1.8 million and vest over a period of three years. The Company recorded $0.7 million and $0.2 million during the years ended December 31, 2017 and 2016, respectively, as compensation expense pertaining to this grant.

During the year ended December 31, 2015, the Company granted 100,000 time-based restricted stock units to the Company’s Chief Executive Officer pursuant to an amended and restated employment agreement, dated April 14, 2015 (the “A&R CEO Employment Agreement”). These shares had a grant date fair value of $1.4 million and vest over a period of four years. The Company recorded less than $0.1 million and $0.4 million during the years ended December 31, 2017 and 2016, respectively, as compensation expense pertaining to these grants.

Total compensation expense related to time-based restricted stock units grants for the years ended December 31, 2017, 2016 and 2015 was $1.8 million,  $0.6 million and $0.3 million, respectively. Total accrued compensation expense related to performance-based restricted stock units for the year ended December 31, 2017 was $1.5 million.    Total unrecognized compensation expense related to time-based restricted stock units grants at December 31, 2017 amounted to $2.1 million and is expected to be recognized over a weighted average period of 2.2 years.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

Performance Stock Units

A summary of the PSUs activity for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Period (in Years)	Aggregate Intrinsic Value

	(in thousands, except share and per share data)

Unvested - January 1, 2015	1,325,000	$10.23	2.1	$3,904
Granted	200,000	14.33
Vested	(210,500)	(9.33)
Forfeited or Cancelled	(6,000)	(13.81)
Unvested - January 1, 2016	1,308,500	10.98	1.4	96
Granted	2,134,100	7.23
Vested	(317,833)	(9.58)
Forfeited or Cancelled	(321,400)	(11.89)
Unvested - January 1, 2017	2,803,367	8.18	2.4	-
Granted	716,600	3.17
Vested	(701,233)	(10.97)
Forfeited or Cancelled	(773,100)	(7.22)
Unvested - December 31, 2017	2,045,634	$5.83	2.0	$-

During the year ended December 31, 2017, the Company granted 200,000 PSUs to an employee upon their commencement of employment with the Company.  These PSUs had a grant date fair value of $0.7 million and vest over a period of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned.  The Company did not record any compensation expense during the year ended December 31, 2017 as the likelihood of these PSUs being earned was not probable.

On July 25, 2017, the Compensation Committee voted to approve, on a discretionary basis, an award of 41,600 PSUs to employees and consultants.  The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants.  The Company did not record any compensation expense during the year ended December 31, 2017 as the likelihood of these PSUs being earned was not probable.

During the year ended December 31, 2017, the Company granted 300,000 PSUs to the Company’s Chief Executive Officer.  These PSUs had a grant date fair value of $0.8 million and vest over a period of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned.  The Company did not record any compensation expense during the year ended December 31, 2017 as the likelihood of these PSUs being earned was not probable.

During the year ended December 31, 2017, the Company granted 175,000 PSUs to the Company’s Chief Executive Officer pursuant to an employment agreement, dated April 3, 2017.  These PSUs had a grant date fair value of $0.7 million and vest over a period of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned.  The Company did not record any compensation expense during the year ended December 31, 2017 as the likelihood of these PSUs being earned was not probable.

During the year ended December 31, 2017, the Company accelerated the vesting of 200,000 PSUs for the Company’s former Chief Executive Officer in connection with the CEO transition.  Total compensation expense related to these PSUs of $2.9 million was recorded as operating expenses in the consolidated statement of operations for the year ended December 31, 2017.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

On February 28, 2017, the Compensation Committee voted to approve, on a discretionary basis, an award of 164,978 PSUs to employees and consultants.  Included in the above award were 60,000 PSUs and 36,000 PSUs for the Company’s former Chief Executive Officer and Chief Financial Officer, respectively.  The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants.  Total compensation expense related to these PSUs of $0.6 million was recorded as operating expenses in the consolidated statements of operations for the year ended December 31, 2017.

During the year ended December 31, 2016, the Company accelerated the vesting of 108,500 PSUs in connection with restructuring activities. Total compensation expense related to these PSUs of $0.5 million was recorded as operating expenses in the consolidated statement of operations for the year ended December 31, 2016.

During the year ended December 31, 2016, the Company granted 2,104,100 PSUs to employees and consultants and 30,000 PSUs to an employee upon the commencement of his employment with the Company. These PSUs had a grant date fair value of $15.4 million, vest over a period of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned. The Company recorded less than $0.1 million during the year ended December 31, 2016 as compensation expense in the consolidated statement of operations pertaining to these PSUs as the likelihood of a portion of these PSUs being earned became probable.    The Company did not record any compensation expense during the year ended December 31, 2017 as the likelihood of these PSUs being earned was not probable.

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

In addition, during the year ended December 31, 2015, the Compensation Committee approved, on a discretionary basis, an award of 12,500 PSUs to an employee upon the commencement of his employment with the Company. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to the employee. Total compensation expense related to these PSUs of approximately $0.1 million was recorded as operating expenses in the consolidated statement of operations for the year ended December 31, 2015.

During the year ended December 31, 2014, the Company granted 990,000 PSUs to employees and consultants. These PSUs had a grant date fair value of $9.5 million and vest over a period of three years. These PSUs require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned. The Company recorded $2.9 million and $1.2 million during the years ended December 31, 2016 and 2015, respectively as compensation expense in the consolidated statement of operations pertaining to these PSUs as the performance metrics were achieved.

During the year ended December 31, 2014, the Company granted 50,000 PSUs to an employee upon the commencement of his employment with the Company. These PSUs had a grant date fair value of $0.3 million and vest over a period of four years. These PSUs require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned. The Company did not record compensation expense during each of the years ended December 31, 2016 and 2015 pertaining to these PSUs as the performance metrics were not achieved.

During the year ended December 31, 2014, the Company granted 250,000 PSUs to an employee upon the commencement of his employment with the Company. These PSUs had a grant date fair value of $3.4 million and vest over a period of two years. These PSUs require achievement of certain of the Company’s performance metrics, which began in 2015, within each fiscal year for such PSUs to be earned. The Company did not record compensation expense during the years ended December 31, 2016 and 2015 pertaining to these PSUs as the performance metrics were not achieved.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

During the year ended December 31, 2014, the Company granted 35,000 PSUs to employees. These PSUs had a grant date fair value of $0.4 million and vest over a period of two to three years. These PSUs require achievement of certain of the Company’s performance metrics, which began in 2015, within each fiscal year for such PSUs to be earned. The Company recorded $0.1 million during each of the years ended December 31, 2016 and 2015 as compensation expense in the consolidated statement of operations pertaining to these PSUs as the performance metrics were achieved.  The Company did not record any compensation expense during the year ended December 31, 2017 as the likelihood of these PSUs being earned was not probable.

Total compensation expense related to the PSUs for the years ended December 31, 2017, 2016 and 2015 was $3.5 million, $4.0 million and $3.4 million, respectively.

NOTE 15 – INCOME TAXES

The (benefit from) provision for income taxes from continuing operations consists of the following:

	For the Year Ended December 31,
	2017	2016	2015

	(in thousands)
Federal:
Current provision	$-	$(111)	$34
Deferred provision	(131,344)	10,145	9,771
	(131,344)	10,034	9,805
Foreign:
Current provision	134	206	340
Deferred provision	-	-	-
	134	206	340
State:
Current provision	-	(519)	103
Deferred provision	(1,325)	(564)	(11,605)
	(1,325)	(1,083)	(11,502)
(Benefit from) provision for income taxes	$(132,535)	$9,157	$(1,357)

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

The difference between the (benefit from) provision for income taxes and the expected income tax provision determined by applying the statutory federal and state income tax rates to pre-tax accounting income from continuing operations are as follows:

	For the Year Ended December 31,
	2017	2016	2015

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	0.1	0.2	9.7
Goodwill impairment	(33.9)	-	-
Non-deductible transaction costs	-	0.7	123.3
Noncontrolling interest	0.6	(16.5)	(174.7)
Valuation allowance	29.5	43.2	548.4
Nondeductible compensation	(0.1)	2.2	33.4
Foreign taxes	(0.1)	1.3	32.1
Other	(0.7)	1.1	6.3
Tax Cuts and Jobs Act	11.8	-	-
Change in state tax rates	-	(5.5)	(741.7)
FIN 48 reversal	-	(3.7)	0.0
	42.2%	58.0%	(128.2)%

The Tax Cuts and Jobs Act

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”) that instituted fundamental changes to the taxation of multinational corporations. The Tax Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also includes a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction for interest expense. Furthermore, as part of the transition to the new tax system, a one-time transition tax is imposed on a U.S. shareholder’s historical undistributed earnings of foreign affiliates. Although the Tax Act is generally effective January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017.

As a result of the impacts of the Tax Act, the SEC provided guidance that allows the Company to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As of December 31, 2017, the Company has not completed the accounting for certain tax effects of the Tax Act. Therefore, we have recorded provisional amounts for the effects of the Tax Act. The primary impact of the Tax Act related to the re-measurement of deferred tax assets and liabilities resulting from the change in the corporate tax rate (“Corporate Tax Rate Change”).

Corporate Tax Rate Change

For the year ended December 31, 2017, we recorded a tax benefit of approximately $73 million due to a decrease in deferred tax liabilities as a result of the reduction in the corporate tax rate from 35% to 21%.

At the date of enactment, the Company had a deferred tax liability for the excess of its net book value over its tax basis of its U.S. assets and liabilities that will generate future taxable income in excess of book income. Due to the Tax Act, this additional taxable income will be subject to tax at a lower corporate tax rate, consequently reducing the Company’s deferred tax liability as of the date of enactment.

The Company also reevaluated the need for a valuation allowance as a result of changes made by the Tax Act. As more fully described below, the Company determined that it has become more likely than not that it will realize substantially all of its deferred tax assets.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

The components of the Company’s consolidated deferred income tax balances as of December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016

	(in thousands)
Deferred income tax assets
Net operating loss carryforwards	$54,909	$83,248
Capital loss carryforwards	1,885	1,280
Intangible assets - finite life	6,809	11,090
Stock-based compensation	716	1,668
Property, plant & equipment	3,587	4,544
Deferred rent	(64)	1,028
Credits	2,274	1,910
Deferred revenue	2,973	617
Available-for-sale securities	-	1,600
Deferred compensation	1,772	3,302
Other	1,187	653
	76,048	110,940
Deferred income tax liability - long-term
Intangible assets - Indefinite-lived	(126,443)	(200,468)
	(126,443)	(200,468)

Less: Valuation Allowance	(17,404)	(110,829)

Net deferred income tax liability - long-term	$(67,799)	$(200,357)

Deferred income taxes arise principally from net operating loss (“NOL”) carryforwards and intangible asset deferred tax assets and liabilities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items and new tax provisions under the Tax Act, primarily the new limitation on interest expense deductions, management has determined that enough certainty exists to warrant the release of the valuation allowance recorded against substantially all the Company’s deferred tax assets as of December 31, 2017.   As of December 31, 2017 and 2016, a valuation allowance of $17.4 million and $110.8 million, respectively, has been recognized for deferred income taxes that may not be realized by the Company in future periods.  The valuation allowance at December 31, 2017 primarily relates to state net operating losses and capital loss carryforwards.

The taxable temporary difference related to indefinite-lived trademarks, which are currently amortized for tax purposes, will reverse when such assets are disposed of or impaired. Because the period for their reversal is not determinable, the net deferred tax liability of $200.4 million as December 31, 2016 attributable to indefinite-lived trademarks could not be used to offset the deferred tax assets.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

The Company has federal NOLs available to carryforward to future periods of $195.6 million as of December 31, 2017 which begin expiring in 2024. The Company has state NOLs available to carryforward to future periods of $205.7 million as of December 31, 2017 which begin expiring in 2018.  The Company has foreign tax credits available to carryforward to future periods of $1.6 million as of December 31, 2017 which began expiring in 2017. The Company has experienced several changes of ownership under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) which places various limitations on the NOLs. The limitations on NOLs are based upon a formula provided under Section 382 of the Code that is based on the fair market value of the Company and prevailing interest rates at the time of the ownership change. An “ownership change” is generally a 50% increase in ownership over a three-year period by stockholders who directly or indirectly own at least five percent of a company’s stock. The limitations on the use of the NOLs under Section 382 could affect the Company’s ability to offset future taxable income.

The Company currently files U.S. federal tax returns and various state tax returns. Tax years that remain open for assessment for federal and state purposes include years ended December 31, 2014 through December 31, 2017.

A reconciliation of the consolidated liability for gross unrecognized income tax benefits (excluding penalties and interest) is as follows:

	December 31,
	2017	2016

	(in thousands)

Balance at beginning of year	$-	$270
Decreases in prior year tax positions	-	(270)
Increases in prior year tax positions	-	-
Increases in current year tax positions	-	-
Settlements with taxing authorities	-	-
Lapse of statute of limitations	-	-
Balance at end of year	$-	$-

During the year ended December 31, 2016, the Company released its $0.3 million reserve of certain unrecognized tax benefits through current income tax expense in accordance ASC 740. The Company has no remaining unrecognized tax benefits at December 31, 2017.

The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision. During the year ended December 31, 2016, the Company recognized a gain of $0.3 million and a charge of less than $0.1 million related to interest and penalties, respectively. The Company has no remaining interest and penalties related to unrecognized tax benefits at December 31, 2017.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

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

The Company paid TCP $0.9 million, $0.9 million, and $1.4 million for services under the Amended TCP Agreement during the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included in operating expenses in the Company’s consolidated financial statements. At December 31, 2017 and 2016, there were no amounts due to TCP for services. In connection with the consummation of the acquisition of MSLO, a $2.5 million transaction fee was paid to TCP during the year ended December 31, 2015.

Additionally, in July 2013, the Company entered into a consulting arrangement with an employee of TCP (the “TCP Employee”), pursuant to which the TCP Employee provides legal and other consulting services at the request of the Company from time to time. The TCP Employee was also issued 125,000 shares of restricted stock, vesting over a four-year period and 180,000 PSUs, vesting over three years in increments of 20% for 2014, 20% for 2015 and 60% for 2016. During the year ended December 31, 2016, the TCP employee was granted 200,000 PSUs, vesting over three years in increments of 33.3% for 2017, 33.3% for 2018 and 33.4% for 2019. The Company paid the TCP Employee $0.3 million, $0.4 million and $0.6 million for services under the consulting arrangement during the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included in operating expenses in the Company’s consolidated financial statements. At December 31, 2017, less than $0.1 million was due to the TCP Employee.  At December 31, 2016, there were no amounts due to the TCP Employee.

Transactions with E.S. Originals, Inc.

A division president of the Company maintains a passive ownership interest in one of the Company’s licensees, E.S. Originals, Inc. (“ESO”). The Company receives royalties from ESO under license agreements for certain of the Company’s brands in the footwear category. The Company recorded $18.1 million, $17.0 million and $14.8 million of revenue for the years ended December 31, 2017, 2016 and 2015, respectively, for royalties and advertising revenue earned from ESO license agreements. At December 31, 2017 and 2016, the Company had $8.0 million and $7.1 million recorded as accounts receivable from ESO in the consolidated balance sheets, respectively.

In addition, the Company entered into a license-back agreement with ESO under which the Company reacquired the rights to certain international territories in order to re-license these rights to an unrelated party.  The Company recorded approximately $0.1 million in license-back expense for the year ended December 31, 2017.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

Acquisition of FUL

On November 17, 2014, the Company made a strategic investment in FUL IP. FUL IP is a collaborative investment between the Company and JALP. FUL IP was formed for the purpose of licensing the FUL trademark to third parties in connection with the manufacturing, distribution, marketing and sale of FUL branded bags, backpacks, duffels, luggage and apparel accessories. JALP contributed the FUL trademark with a fair value of $8.9 million. In exchange for a 50.5% economic interest in FUL IP the Company paid JALP $4.5 million. JALP’s minority member interest in FUL IP has been reflected as noncontrolling interest on the Company’s consolidated balance sheets. One of the Company’s directors, Mr. Al Gossett, has a partial ownership interest in JALP. There was $(2.2) million and $0.4 million of noncontrolling interest recorded during the years ended December 31, 2017 and 2016, respectively. No noncontrolling interest was recorded during the years ended December 31, 2015.

Investment in Available-for-Sale Securities

As further discussed in Note 2, in September 2015, the Company purchased available-for-sale securities of an unaffiliated third-party publicly traded company from Tengram Capital Partners, L.P., which is an affiliate of Tengram Capital Partners Gen2 Fund, L.P., one of the Company’s largest stockholders, for an aggregate purchase price of $12.0 million (plus related transaction expenses), which was the purchase price paid by Tengram Capital Partners, L.P. upon the acquisition of such available-for-sale securities in open market transactions. The Company did not pay a fee or any compensation to Tengram Capital Partners, L.P. in connection with the Company’s investment in the available-for-sale securities.  During the year ended December 31, 2017, the Company sold its available-for-sale securities for $5.8 million.

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

The Intangible Asset Agreement has an initial term commencing at December 4, 2015 and ending on December 31, 2020, provided that the term will automatically be renewed for five additional calendar years ending December 31, 2025 (subject to earlier termination as provided in the employment agreement) if either the aggregate gross licensing revenues (as defined in the employment agreement) for calendar years 2018 through 2020 exceed $195 million or the gross licensing revenues for calendar year 2020 equal or exceed $65 million. During the term of the Intangible Asset Agreement with the Company, Lifestyle Research Center LLC will be entitled to receive a guaranteed annual payment of $1.7 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company plus reimbursable expenses. The Company has paid Lifestyle Research Center LLC $3.3 million and $1.8 million in connection with the guaranteed payment and other related services during the years ended December 31, 2017 and 2016, respectively.

During the term of the IP License Agreement with the Company, Ms. Stewart will be entitled to receive a guaranteed annual payment of $1.3 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company. During each year ended December 31, 2017 and 2016, the Company made payments of $1.3 million to Ms. Stewart in connection with the terms of the IP Licenses Agreement. The IP License Agreement is perpetual.

During the years ended December 31, 2017 and 2016, the Company expensed non-cash interest of $0.6 million and $0.8 million, respectively, related to the accretion of the present value of these guaranteed contractual payments.  At December 31, 2017, there was $6.4 million due under the IP Agreements of which $2.8 million is recorded in accounts payable and accrued expenses and $3.6 million is recorded in other long-term liabilities.  At December 31, 2016, there was $8.8 million due under the IP Agreements of which $2.8 million is recorded in accounts payable and accrued expenses and $6.0 million is recorded in other long-term liabilities.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

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

NOTE 17 – PROFIT SHARING PLAN

The Company has established a 401(k) profit-sharing plan for the benefit of eligible employees. The Company may make contributions to the plan as determined by the BOD. The Company accrued a matching contribution of $0.5 million, $0.5 million and $0.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

NOTE 18 – RESTRUCTURING

The Company did not incur restructuring charges during the year ended December 31, 2017.

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

There is no restructuring accrual as of December 31, 2017.  A restructuring accrual of $1.5 million as of December 31, 2016 is included in accounts payable and accrued expenses on the consolidated balance sheets. This accrual included amounts provided for contract termination fees. The Company has paid $10.5 million in cash related to these initiatives as of December 31, 2017.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

Changes in the restructuring accruals during fiscal 2017 and 2016 were as follows:

	Severance & Related Benefits	Contract Termination Costs	Professional Fees	Total Accrual

	(in thousands)

Balance at January 1, 2016	$4,644	$1,628	$579	$6,851
Charges to expense	1,687	326	755	2,768
Amounts paid	(6,331)	(454)	(1,334)	(8,119)
Balance at December 31, 2016	-	1,500	-	1,500
Charges to expense	-	-	-	-
Amounts paid	-	(1,500)	-	(1,500)
Balance at December 31, 2017	$-	$-	$-	$-

NOTE 19 – QUARTERLY DATA (UNAUDITED)

Unaudited quarterly consolidated financial information for 2017 and 2016 is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Full Year

	(in thousands, except per share data)
2017
Net revenue	$39,400	$42,144	$39,025	$46,895	$167,464

Income (loss) from operations	15,992	24,244	(13,551)	(279,292)	(252,607)

Income (loss) before income taxes	1,540	7,566	(28,574)	(294,613)	(314,081)

Consolidated net income (loss)	955	4,451	(24,732)	(162,220)	(181,546)

Net (income) loss attributable to noncontrolling interests	(2,135)	(1,921)	552	(668)	(4,172)

Net (loss) income attributable to Sequential Brands Group, Inc. and Subsidiaries	(1,180)	2,530	(24,180)	(162,888)	(185,718)

Basic (loss) earnings per share:
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$(0.02)	$0.04	$(0.38)	$(2.58)

Diluted (loss) earnings per share:
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$(0.02)	$0.04	$(0.38)	$(2.58)

(1)

During the fourth quarter of 2017, the Company recorded a  non-cash positive benefit of $132.4 million due to tax reform impact and non-cash impairment charges of $304.1 million related to the Company’s goodwill.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Full Year

	(in thousands, except per share data)
2016
Net revenue	$34,008	$34,154	$41,952	$45,414	$155,528

Income from operations	12,031	13,234	21,772	23,099	$70,136

Income before income taxes	1,434	2,635	7,180	4,539	$15,788

Consolidated net income	1,035	1,616	3,322	658	$6,631

Net income attributable to noncontrolling interests	(2,111)	(1,681)	(2,022)	(1,638)	$(7,452)

Net income (loss) attributable to Sequential Brands Group, Inc. and Subsidiaries	(1,076)	(65)	1,300	(980)	$(821)

Basic (loss) earnings per share:
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$(0.02)	$(0.00)	$0.02	$(0.02)

Diluted (loss) earnings per share:
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$(0.02)	$(0.00)	$0.02	$(0.02)

(1)

During the fourth quarter of 2016, the Company recorded an impairment of available-for-sale securities of $4.4 million and a gain of $0.2 million related to the write-off of acquired assets and estimated liabilities assumed during certain of the Company’s acquisitions.

Schedule II – Valuation and Qualifying Accounts

Sequential Brands Group, Inc.

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Reserves and allowance deducted from asset accounts:

Accounts receivable (a):

Year Ended December 31, 2017	$221	$689	$(333)	$577
Year Ended December 31, 2016	$271	$475	$(525)	$221
Year Ended December 31, 2015	$169	$201	$(99)	$271

(a) These amounts include reserves for doubtful accounts.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

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

10.7	Sequential Brands Group, Inc. 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (Registration No. 333-208343) filed on December 4, 2015.†

10.8	2005 Stock Incentive Plan of People’s Liberation. Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8 (Registration No. 333-208343) filed on December 4, 2015 †

10.9

Registration Rights Agreement, dated as of August 15, 2014, by and between SQBG and Carlyle Equity Opportunity GP, L.P., as the representative of the former stockholders and optionholders of Galaxy Brand Holdings, Inc.  Incorporated by reference to Exhibit 10.1 to SQBG’s Current Report on Form 8-K filed on August 18, 2014.

10.10	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.5 to SQBG’s Current Report on Form 8-K filed on August 18, 2014.

10.11

Registration Rights Agreement, dated as of June 22, 2015, by and among Sequential Brands Group, Inc., Martha Stewart, Martha Stewart Family Limited Partnership, Alexis Stewart, the Martha Stewart 1999 Family Trust, the Martha Stewart 2000 Family Trust and the Martha and Alexis Stewart Charitable Foundation. Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4 (File No. 333-205940) filed on July 30, 2015.

10.12	Employment Agreement, dated as of June 22, 2015, by and between the Company and Martha Stewart. Incorporated by reference to Exhibit 99.1 to SQBG’s Current Report on Form 8-K filed on June 23, 2015. †

10.13

Amended and Restated Intellectual Property License and Preservation Agreement, dated as of June 22, 2015, by and between Martha Stewart and MSLO. Incorporated by reference to Exhibit 10.2 to Martha Stewart Living Omnimedia, Inc.’s Current Report on Form 8-K filed on June 23, 2015. †

10.14

Amended and Restated Intangible Asset License Agreement, dated as of June 22, 2015, by and between Lifestyle Research Center, LLC and MSLO. Incorporated by reference to Exhibit 10.3 to Martha Stewart Living Omnimedia, Inc.’s Current Report on Form 8-K filed on June 23, 2015. †

10.15

Assignment and Assumption Agreement, dated as of March 4, 2016, by and between SQBG, Inc. and Sequential Brands Group, Inc.  Incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed on March 14, 2016. †

10.16

Form of Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan Nonqualified Stock Option Award Agreement and form of related Notice.  Incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed on March 14, 2016. †

10.17

Form of Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan Restricted Stock Award Agreement and form of related Notice.  Incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed on March 14, 2016. †

10.18

Form of Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan Performance Stock Unit Award Agreement.  Incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed on March 14, 2016. †

10.19

Assignment and Assumption Agreement dated as of May 10, 2016, between SBG-Gaiam Holdings, LLC (formerly known as Stretch & Bend Holdings, LLC), Sequential Brands Group, Inc. and Fit for Life LLC.  Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2016.

10.20

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

10.21

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

10.22

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

10.23

Employment agreement, dated as of August 22, 2016, by and between Sequential Brands Group, Inc. and Andrew Cooper. Incorporated by reference to Exhibit 10.1 to Sequential Brands Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2016. †

10.24

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

SEQUENTIAL BRANDS GROUP, INC.

Date: March 16, 2018	/s/ Karen Murray
By: Karen Murray
Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Karen Murray	Chief Executive Officer, Director
Karen Murray	(Principal Executive Officer)	March 16, 2018

/s/ Andrew Cooper	President and Interim Chief Financial Officer (Principal Financial and Accounting
Andrew Cooper	Officer)	March 16, 2018

/s/ William Sweedler	Chairman of the Board of Directors
William Sweedler		March 16, 2018

/s/ Rodney Cohen	Director
Rodney Cohen		March 16, 2018

/s/ Al Gossett	Director
Al Gossett		March 16, 2018

/s/ Aaron Hollander	Director
Aaron Hollander		March 16, 2018

/s/ Gary Johnson	Director
Gary Johnson		March 16, 2018

/s/ Stewart Leonard, Jr.	Director
Stewart Leonard, Jr.		March 16, 2018

/s/ Martha Stewart	Director
Martha Stewart		March 16, 2018

S-1