Form 10-Q
period 2018-03-31
Sequential Brands Group, Inc.
filed 2018-05-10
CIK 1648428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 2, 2018, the registrant had 63,574,769 shares of common stock, par value $0.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)	(Note 2)
Assets
Current Assets:
Cash	$23,337	$18,902
Restricted cash	2,029	1,531
Accounts receivable, net	55,909	60,102
Assets held for sale	2,721	-
Prepaid expenses and other current assets	12,256	8,635
Total current assets	96,252	89,170

Property and equipment, net	9,246	7,035
Intangible assets, net	987,143	995,170
Other assets	4,125	5,836
Total assets	$1,096,766	$1,097,211

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$18,075	$19,126
Current portion of long-term debt	28,300	28,300
Current portion of deferred revenue	13,240	8,102
Total current liabilities	59,615	55,528

Long-term debt, net of current portion	596,166	602,297
Long-term deferred revenue, net of current portion	10,940	11,845
Deferred income taxes	68,209	67,799
Other long-term liabilities	6,756	6,204
Total liabilities	741,686	743,673

Commitments and Contingencies

Equity:
Preferred stock Series A, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized; 64,949,136 and 63,652,721 shares issued at March 31, 2018 and December 31, 2017, respectively, and 63,537,283 and 63,227,727 shares outstanding at March 31, 2018 and December 31, 2017, respectively	645	635
Additional paid-in capital	511,279	508,444
Accumulated other comprehensive income	759	80
Accumulated deficit	(226,503)	(225,369)
Treasury stock, at cost; 1,411,852 and 424,994 shares at March 31, 2018 and December 31, 2017, respectively	(3,718)	(1,799)
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	282,462	281,991
Noncontrolling interests	72,618	71,547
Total equity	355,080	353,538
Total liabilities and equity	$1,096,766	$1,097,211

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017

Net revenue	$38,104	$39,400
Operating expenses	18,050	23,408
Loss on asset held for sale	5,142	-
Income from operations	14,912	15,992
Other income	(135)	(34)
Interest expense, net	15,392	14,486
(Loss) income before income taxes	(345)	1,540
(Benefit from) provision for income taxes	(41)	585
Net (loss) income	(304)	955
Net income attributable to noncontrolling interests	(1,960)	(2,135)
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(2,264)	$(1,180)

Loss per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic and diluted	$(0.04)	$(0.02)

Weighted-average common shares outstanding:
Basic and diluted	63,232,138	62,459,711

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Sequential Brands Group, Inc. and Subsidiaries Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Equity	Interests	Equity
Balance at January 1, 2018	-	$-	63,652,721	$635	$508,444	$80	$(225,369)	(424,994)	$(1,799)	$281,991	$71,547	$353,538
Cumulative effect of revenue recognition accounting change	-	-	-	-	-	-	1,130	-	-	1,130	355	1,485
Stock-based compensation	-	-	1,296,415	10	2,835	-	-	-	-	2,845	-	2,845
Unrealized gain on interest rate cap	-	-	-	-	-	679	-	-	-	679	-	679
Repurchase of common stock	-	-	-	-	-	-	-	(986,858)	(1,919)	(1,919)	-	(1,919)
Noncontrolling interest distributions	-	-	-	-	-	-	-	-	-	-	(1,244)	(1,244)
Net income attributable to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	1,960	1,960
Net loss attributable to common stockholders	-	-	-	-	-	-	(2,264)	-	-	(2,264)	-	(2,264)
Balance at March 31, 2018	-	$-	64,949,136	$645	$511,279	$759	$(226,503)	(1,411,852)	$(3,718)	$282,462	$72,618	$355,080

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2018	2017

Cash Flows From Operating Activities
Net (loss) income	$(304)	$955
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for bad debts	-	38
Depreciation and amortization	906	1,293
Stock-based compensation	2,845	4,550
Amortization of deferred financing costs	944	987
Income from equity method investment	-	(31)
Loss on disposal of property and equipment	-	2
Loss on asset held for sale	5,142	-
Deferred income taxes	(53)	573
Changes in operating assets and liabilities:
Accounts receivable	10,528	8,278
Prepaid expenses and other assets	(1,231)	(222)
Accounts payable and accrued expenses	(2,165)	(1,504)
Deferred revenue	(154)	(1,752)
Other liabilities	1,202	244
Cash Provided By Operating Activities	17,660	13,411

Cash Flows From Investing Activities
Investments in intangible assets, including registration and renewal costs	(47)	(130)
Purchases of property and equipment	(1,792)	(133)
Proceeds from sale of property and equipment	-	2
Cash Used In Investing Activities	(1,839)	(261)

Cash Flows From Financing Activities
Stock registration costs	-	(3)
Payment of long-term debt	(7,075)	(7,075)
Guaranteed payments in connection with acquisitions	(650)	(575)
Repurchases of common stock	(1,919)	(1,064)
Noncontrolling interest distributions	(1,244)	(2,109)
Cash Used In Financing Activities	(10,888)	(10,826)

Cash and Restricted Cash:
Net Increase In Cash and Restricted Cash	4,933	2,324
Balance — Beginning of period	20,433	20,654
Balance — End of period	$25,366	$22,978

Supplemental Disclosures Of Cash Flow Information
Cash paid for:
Interest	$14,513	$13,393

Non-cash Investing And Financing Activities
Accrued purchases of property and equipment at period end	$1,114	$28
Unrealized loss on available-for-sale securities during the period	$-	$(1,495)
Unrealized gain on interest rate cap during the period	$679	$16

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

1.	Organization and Nature of Operations

Overview

Sequential Brands Group, Inc. (the “Company”) owns a portfolio of consumer brands in the fashion, active and home categories.  The Company aims to maximize the strategic value of its brands by promoting, marketing and licensing its global brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories.  The Company’s core strategy is to enhance and monetize the global reach of its existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify its portfolio of brands.  The Company licenses brands to both wholesale and direct-to-retail licensees.  In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory.  In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites.  As of March 31, 2018, the Company had more than one-hundred twenty-five licensees, with wholesale licensees comprising a significant majority.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 16, 2018, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2017, 2016 and 2015.  The financial information as of December 31, 2017 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

Reclassification of Prior Year Presentation

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which changes the presentation of restricted cash on the statement of cash flows.  ASU 2016-18 requires an entity to show the changes in total cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows.

As a result of the adoption of ASU 2016-18, the Company no longer shows the changes in restricted cash on the statement of cash flows and reconciles to the total cash and restricted cash balance, which are presented separately on the condensed consolidated balance sheets.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), which became effective for the Company as of January 1, 2018 (See Note 4 for impact of adoption and other related disclosures).   ASC 606 requires a five-step approach to determine the appropriate method of revenue recognition for each contractual arrangement:

Step 1: Identify the Contract(s) with a Customer

Step 2: Identify the Performance Obligation(s) in the Contract

Step 3: Determine the Transaction Price

Step 4:    Allocate the Transaction Price to the Performance Obligation(s) in the Contract

Step 5:    Recognize Revenue when (or as) the Entity Satisfies a Performance Obligation

The Company has entered into various license agreements for trademarks.  Under ASC 606, the Company’s agreements are generally considered symbolic licenses, which contain the characteristics of a right-to-access license since the customer is simultaneously receiving the intellectual property (“IP”) and benefiting from it throughout the license period. The Company assesses each license agreement at inception and determines the performance obligation(s) and appropriate revenue recognition method. As part of this process, the Company applies judgments based on historical trends when estimating future revenues and the period over which to recognize revenue.

The Company generally recognizes revenue for license agreements under the following methods:

1.

Licenses with guaranteed minimum royalties (“GMRs”):  Generally, guaranteed minimum royalty payments (fixed revenue) are recognized on a straight-line basis over the term of the contract, as defined in each license agreement.

2.

Licenses with both GMRs (fixed revenue) and earned royalties (variable revenue):  Earned royalties in excess of fixed revenue are only recognized when the Company is reasonably certain that the guaranteed minimum payments for the period, as defined in each license agreement, will be exceeded. Additionally, the Company has categorized certain contracts as variable when there is a history and future expectation of exceeding GMRs.  The Company recognizes income for these contracts during the period corresponding to the licensee’s sales.

3.	Licenses that are sales-based only or earned royalties: Earned royalties (variable revenue) are recognized as income during the period corresponding to the licensee’s sales.

Payments received as consideration for the grant of a license or advanced royalty payments are recorded as deferred revenue at the time payment is received and recognized into revenue under the methods described above.

Contract assets represent unbilled receivables and are presented within accounts receivable, net on the condensed consolidated balance sheets. Contract liabilities represent unearned revenues and are presented within the current portion of deferred revenue on the condensed consolidated balance sheets.

The Company disaggregates its revenue into two categories: licensing agreements and other, which is comprised of revenue from sources such as editorial content for books and television sponsorships.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

Television sponsorship revenues are generally recorded ratably across the period when new episodes initially air.  Revenue from media content is recognized at a point in time, when the content is delivered and accepted.

The Company entered into a transaction with a media company for which it receives advertising credits as part of the consideration exchanged.  These transactions are recorded at the estimated fair value of the advertising credits received, as their fair value is deemed more readily determinable than the fair value of the trademark licensing right provided by the Company, in accordance with ASC 845, Nonmonetary Transactions. The fair value of the advertising credits are recorded as revenue and in other assets when earned, and expensed when the advertising credits are utilized.   No revenue was recorded for the three months ended March 31, 2018 related to the advertising credits.  The Company recorded less than $0.1 million of expense related to the advertising credits utilized for the three months ended March 31, 2018.

Restricted Cash

Restricted cash consists of cash deposited with a financial institution required as collateral for the Company’s cash-collateralized letter of credit facilities.

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees and other customers and its evaluation of their creditworthiness, payment history and account aging.  Accounts receivable balances deemed to be uncollectible are written off after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $0.6 million as of March 31, 2018 and December 31, 2017, respectively.

The Company’s accounts receivable, net amounted to $55.9 million and $60.1 million as of March 31, 2018 and December 31, 2017, respectively.  Three licensees accounted for approximately 49%  (22%,  15%,  and 12%) of the Company’s total consolidated accounts receivable balance as of March 31, 2018 and three licensees accounted for approximately 53%  (25%,  15% and 13%) of the Company’s total consolidated accounts receivable balance as of December 31, 2017.  The Company does not believe the accounts receivable balance from these licensees represents a significant collection risk based on past collection experience.

Investments

The Company had marketable securities that were classified as available-for-sale securities under ASC 320, Investments – Debt and Equity Securities.  Such available-for-sale securities are reported at fair value in the condensed consolidated balance sheets and, at the time of purchase, were reported in the unaudited condensed consolidated statements of cash flows as an investing activity.  The Company reviewed its available-for-sale securities at each reporting period to determine whether a decline in fair value is other-than-temporary.  Any decline in fair value that was determined to be other-than-temporary would result in an adjustment for an impairment charge in the accompanying unaudited condensed consolidated statements of operations.  The primary factors the Company considers in its determination are (i) the length of time that the fair value of the available-for-sale security is below the Company’s carrying value, (ii) the financial condition and operating performance of the available-for-sale security, (iii) the reason for decline in fair value and (iv) the Company’s intent and ability to hold the investment in available-for-sale security for a period of time sufficient to allow for a recovery in fair value.  Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific-identification basis.  The Company did not hold any investments at March 31, 2018 and December 31, 2017.

Equity Method Investment

For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation, the Company uses the equity method of accounting.  On July 1, 2016, the Company acquired a 49.9% noncontrolling interest in Gaiam Pty. Ltd. in connection with its acquisition of Gaiam Brand Holdco, LLC, which is included in other assets in the condensed consolidated balance sheets.  The Company’s share of earnings from its equity method investee, which was not material for the three months ended March 31, 2018 and 2017, is included in other income in the unaudited condensed consolidated statements of operations.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. On an annual basis (October 1st) and as needed, the Company tests goodwill and indefinite lived trademarks for impairment through the use of discounted cash flow models. Other intangibles with determinable lives, including certain trademarks, customer agreements, patents and a favorable lease, are evaluated for the possibility of impairment when certain indicators are present, and are otherwise amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 2 to 15 years). Assumptions used in our discounted cash flow models are as follows: (i) discount rates; (ii) projected average revenue growth rates; and (iii) projected long-term growth rates. Our estimates also factor in economic conditions and expectations of management, which may change in the future based on period-specific facts and circumstances.

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

Fair value cost for stock options and warrants is calculated using the Black-Scholes valuation model and is expensed on a straight-line basis over the requisite service period of the grant.  Compensation cost is reduced for forfeitures as they occur in accordance with ASU 2016-09 “Simplifying the Accounting for Share-Based Payments” (“ASU 2016-09”).

At each subsequent reporting period prior to the lapse of restrictions on warrants, time-based restricted stock and PSUs granted to non-employees, the Company remeasures the aggregate compensation cost of such grants using the Company’s fair value at the end of such reporting period and revises the straight-line recognition of compensation cost in line with such remeasured amount.

Leases

The Company leases certain properties for its offices and showrooms.  Certain of the Company's lease agreements contain rent escalation clauses, free rent periods and tenant inducement payments.  Rent expense for noncancelable operating leases with scheduled rent increases is recognized on a straight-line basis over the expected lease term.  The difference between straight-line rent expense and the scheduled payment amounts is recorded as a deferred rent asset or liability.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118 which provides guidance on accounting for the tax effects of the Tax Cuts and Job Act ("TCJA"). The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted. SAB No. 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No. 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB No. 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.    The Company’s accounting for certain elements of the TCJA was incomplete as of the period ended December 31, 2017, and remains incomplete as of March 31, 2018. However, the Company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items at December 31, 2017.

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

	Three Months Ended March 31,
	2018	2017

Basic weighted-average common shares outstanding	63,232,138	62,459,711
Warrants	-	-
Stock options	-	-
Performance based restricted stock	-	-
Unvested restricted stock	-	-
Diluted weighted-average common shares outstanding	63,232,138	62,459,711

 The computation of diluted EPS for the three months ended March 31, 2018 and 2017 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2018	2017

Warrants	-	-
Stock options	-	-
Performance based restricted stock	-	263,964
Unvested restricted stock	502,283	88,941
Total	502,283	352,905

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash, restricted cash and accounts receivable.  Cash is held to meet working capital needs and future acquisitions.  Restricted cash is pledged as collateral for a comparable amount of irrevocable standby letters of credit for certain of the Company’s leased properties.  Substantially all of the Company’s cash and restricted cash are deposited with high quality financial institutions.  At times, however, such cash and restricted cash may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.  The Company has not experienced any losses in such accounts as of March 31, 2018.

Concentration of credit risk with respect to accounts receivable is minimal due to the collection history.  The Company performs periodic credit evaluations of its customers’ financial condition.  The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable.

Customer Concentrations

The Company recorded net revenues of $38.1 million and $39.4 million during the three months ended March 31, 2018 and 2017, respectively.  During the three months ended March 31, 2018, two licensees represented at least 10% of net revenue, accounting for 11% and 10% of the Company’s net revenue.  During the three months ended March 31, 2017, three licensees represented at least 10% of net revenue, accounting for 11%, 10% and 10% of the Company’s net revenue.

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

Noncontrolling Interest

Noncontrolling interest recorded for the three months ended March 31, 2018 represents income allocations to Elan Polo International, Inc., a member of DVS Footwear International, LLC and With You, Inc., a member of With You LLC (the partnership between the Company and Jessica Simpson).  Noncontrolling interest recorded for the three months ended March 31, 2017 represents income allocations to Elan Polo International, Inc. and With You, Inc.

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

MARCH 31, 2018

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

As of March 31, 2018 and December 31, 2017, there were no assets or liabilities that are required to be measured at fair value on a recurring basis, except for interest rate caps and Legacy Payments (as defined below) to Ms. Martha Stewart.  The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at March 31, 2018 and December 31, 2017:

		Carrying Value		Fair Value
Financial Instrument	Level	3/31/2018	12/31/2017	3/31/2018	12/31/2017
		(in thousands)
Interest rate caps	2	$1,740	$1,239	$1,740	$1,239
2016 Term Loans	3	$544,838	$551,913	$535,507	$542,655
2016 Revolving Loan	3	$92,787	$92,787	$92,368	$92,389
Legacy Payments	3	$2,322	$2,256	$2,322	$2,256

The carrying amounts of the Company’s cash, restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

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

The components of the 2016 Cap Agreements as of March 31, 2018 are as follows:

	Notional Value	Derivative Asset	Derivative Liability

	(in thousands)

LIBOR based loans	$500,000	$759	$-

For purposes of this fair value disclosure, the Company based its fair value estimate for the 2016 Term Loans and 2016 Revolving Loan (each, as defined in Note 7) on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the loan agreements based on interest rates as of March 31, 2018 and December 31, 2017 for debt with similar risk characteristics and maturities.

In connection with the acquisition of Martha Stewart Living Omnimedia (“MSLO”), beginning with calendar years commencing on or after January 1, 2026, the Company will pay Ms. Stewart three and one-half percent (3.5%) of Gross Licensing Revenues (as defined in Ms. Stewart’s employment agreement) for each such calendar year for the remainder of Ms. Stewart’s life (with a minimum of five (5) years of payments, to be made to Ms. Stewart’s estate if Ms. Stewart dies before December 31, 2030) (the “Legacy Payments”).  The Company recorded less than $0.1 million of accretion during each of the three-month periods ended March 31, 2018 and 2017 related to the Legacy Payments and recorded the expense within interest expense, net in the unaudited condensed consolidated statements of operations.

4.	Revenues

Adoption

On January 1, 2018, the Company adopted ASC 606 on a modified retrospective basis for all open contracts as of January 1, 2018.  The core principle of the new guidance is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services.  The new guidance defines a five-step approach to achieve this core principle and, in doing so, requires greater use of judgment and estimates and requires expanded disclosures related to the amounts of revenue recognized and judgements made.  Under the modified retrospective basis, results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605, “Revenue Recognition” (“ASC 605”).

In connection with the adoption of the new guidance, the Company recorded a net increase of $1.1 million to the opening balance of retained earnings (a reduction of the accumulated deficit).  The adjustments consisted of increases of $6.3 million to accounts receivable (resulting in unbilled receivables) and $4.4 million to deferred revenue (contract liability) offset by  a noncontrolling interests opening balance adjustment of $0.4 million and an income tax impact of $0.5 million.  The adjustments are recorded in the condensed consolidated financial statements as the cumulative effect of revenue recognition accounting change.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

Changes to the balances at January 1, 2018 resulting from the adoption of ASC 606 are as follows:

	December 31,	Impact of	January 1,
	2017 (As Reported)	Adoption of ASC 606	2018
	(in thousands)
Assets
Current Assets:
Accounts receivable, net	$60,102	$6,335	$66,437

Liabilities
Current Liabilities:
Current portion of deferred revenue	$8,102	$4,387	$12,489
Deferred income taxes	67,799	463	68,262

Equity
Accumulated deficit	$(225,369)	$1,130	$(224,239)
Noncontrolling interests	71,547	355	71,902

Deferred revenue will be recognized as the Company fulfills its performance obligations over periods of approximately one to five years.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

Revenue and the provision for income taxes for the three months ended March 31, 2018 decreased $1.3 million and $0.3 million, respectively, due to the impact of adoption.  The table below summarizes the impact of the adoption on the condensed consolidated statement of operations for the three months ended March 31, 2018:

	Three Months Ended March 31,
	2018

	As Reported	Adjustments due to ASC 606	Under previous guidance (ASC 605)

Net revenue	$38,104	$(1,267)	$39,371
Operating expenses	18,050	-	18,050
Loss on asset held for sale	5,142	-	5,142
Income from operations	14,912	(1,267)	16,179
Other income	(135)	-	(135)
Interest expense, net	15,392	-	15,392
(Loss) income before income taxes	(345)	(1,267)	922
(Benefit from) provision for income taxes	(41)	(257)	216
Net (loss) income	(304)	(1,010)	706
Net income attributable to noncontrolling interest	(1,960)	(3)	(1,957)
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(2,264)	$(1,013)	$(1,251)

Loss per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic and diluted	$(0.04)	$(0.02)	$(0.02)

Weighted-average common shares outstanding:
Basic and diluted	63,232,138	63,232,138	63,232,138

Disaggregated Revenue

The following table presents revenue disaggregated by source for the three months ended March 31, 2018:

March 31,
2018

Licensing Agreements	$37,527
Other	577
Total	$38,104

The Company has entered into various license agreements that provide revenues in exchange for use of the Company’s IP.  Licensing agreements are the Company’s primary source of revenue.  The Company also derives revenue from other sources such as editorial content for books and television sponsorships.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

Contract Balances

Contract assets represent unbilled receivables and are presented within accounts receivable, net on the condensed consolidated balance sheets.  Contract liabilities represent unearned revenues and are presented within the current portion of deferred revenue on the condensed consolidated balance sheets.

The below table summarizes the net change in contract assets and contract liabilities from the date of adoption to March 31, 2018:

	January 1,		March 31,
	2018	Changes	2018

Contract assets	$6,335	$(728)	$5,607
Contract liabilities	4,387	539	4,926

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company has reviewed its various revenue streams for its existing contracts under the five-step approach.  The Company has entered into various license agreements that provide revenues based on guaranteed minimum royalty payments with additional royalty revenues based on a percentage of defined sales.  Guaranteed minimum royalty payments (fixed revenue) are recognized on a straight-line basis over the term of the contract, as defined in each license agreement.  Earned royalties and earned royalties in excess of the fixed revenue (variable revenue) are recognized as income during the period corresponding to the licensee’s sales.  Earned royalties in excess of fixed revenue are only recognized when the Company is reasonably certain that the guaranteed minimums payments for the period, as defined in each license agreement, will be exceeded.

Licensing for trademarks is the Company’s largest revenue source.  Under ASC 606, the Company’s agreements are generally considered symbolic licenses which contain the characteristics of a right-to-access license since the customer is simultaneously receiving the IP and benefiting from it throughout the license period. As such, the Company primarily records revenue from licenses on a straight-line basis over the license period as the performance obligation is satisfied over time.  The Company applies its judgment based on historical trends when estimating future revenues and the period over which to recognize revenue when evaluating its licensing contracts.

The below table summarizes amounts related to future performance obligations under fixed contractual arrangements as of March 31, 2018 and the periods in which they are expected to be earned and recognized as revenue:

	Remainder of 2018	2019	2020	2021	2022 and Thereafter
Future Performance Obligations	$59,401	60,851	45,446	31,511	51,708

The Company does not disclose the amount attributable to unsatisfied or partially satisfied performance obligations for variable revenue contracts in accordance with the optional exemption allowed for under ASC 606.  The Company has categorized certain contracts as variable when there is a history and future expectation of exceeding guaranteed minimum royalties.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

h

Rve

5.	Goodwill

The changes in goodwill are summarized as follows:

December 31,
2017

Balance at January 1, 2017	$307,744
(Adjustment for) and acquisition of Gaiam Brand Holdco, LLC (a)	(3,621)
Impairment charges	(304,123)
Ending balance	$-
(a)	Goodwill from the acquisition of Gaiam Brand Holdco, LLC represents the excess of the purchase price over the fair value of net assets acquired under the acquisition method of accounting.

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

The Company will compare the estimated fair value of the reporting unit with its carrying value. The Company has determined it has a single reporting unit.  Fair value for the quantitative assessment is determined under an income approach using estimates of discounted future cash flows (the “Income Approach”).  The Income Approach relies on assumptions such as the Company’s projected future earnings and appropriate discount rates.

Significant assumptions used in the Income Approach are as follows: (i) discount rates; (ii) projected annual revenue growth rates; and (iii) projected long-term growth rates.  The Company’s estimates also factor in economic conditions and expectations of management which may change in the future based on period-specific facts and circumstances.  The Company will corroborate the results of the Income Approach by reconciling to within a reasonable range of the Company’s market capitalization, (calculated as total common shares outstanding multiplied by the common equity price per share, as adjusted for a control premium factor).  The control premium is estimated based upon control premiums observed in comparable market transactions.

If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed. If, however, the estimated fair value of the reporting unit is less than its carrying amount, the Company will recognize an impairment change for the amount by which the carrying value exceeds the reporting unit’s fair value.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

6.	Intangible Assets

Intangible assets are summarized as follows:

March 31, 2018	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(in thousands)
Finite-lived intangible assets:
Trademarks	15	$5,467	$(2,021)	$3,446
Customer agreements	4	2,832	(2,342)	490
Favorable lease	2	537	(537)	-
Patents	10	361	(314)	47
		$9,197	$(5,214)	3,983
Indefinite-lived intangible assets:
Trademarks				983,160

Intangible assets, net				$987,143

\

December 31, 2017	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(in thousands)
Finite-lived intangible assets:
Trademarks	15	$5,462	$(1,913)	$3,549
Customer agreements	4	2,832	(2,257)	575
Favorable lease	2	537	(537)	-
Patents	10	665	(296)	369
		$9,496	$(5,003)	4,493
Indefinite-lived intangible assets:
Trademarks				990,677

Intangible assets, net				$995,170

Estimated future annual amortization expense for intangible assets in service as of March  31, 2018 is summarized as follows:

Years ending December 31,	(in thousands)
Remainder of 2018	$623
2019	626
2020	438
2021	435
2022	412
Thereafter	1,449
$3,983

 Amortization expense amounted to $0.2 million and $0.3 million for the three months ended March 31, 2018 and 2017.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

Finite-lived intangible assets represent trademarks, customer agreements and patents related to the Company’s brands and a favorable lease. Finite-lived assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. The carrying value of finite-lived intangible assets and other long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The trademarks of Martha Stewart, Jessica Simpson, Avia, AND1, Heelys, Joe’s Jeans, Gaiam, Emeril, Caribbean Joe, Ellen Tracy and FUL have been determined to have an indefinite useful life and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company’s unaudited condensed consolidated statements of operations. Instead, each of these intangible assets are tested for impairment annually and as needed on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is performed as of October 1, the beginning of the Company’s fourth fiscal quarter.

On April 19, 2018, the Company sold the Revo trademark.  The Company incurred a loss on the sale of the trademark of $5.1 million.  As of March 31, 2018, the Company wrote down the value of the trademark to the sale price and reclassified the trademark from intangible assets to asset held for sale.  The following table shows the change in indefinite-lived intangible assets for the three months ended March 31, 2018  (in thousands):

Balance at January 1, 2018	$995,170
Loss on asset held for sale	(5,142)
Reclassification to asset held for sale	(2,721)
Amortization	(211)
Additions	47
Balance at March 31, 2018	$987,143

7.	Long-Term Debt

 The components of long-term debt are as follows:

	March 31,	December 31,
	2018	2017

	(in thousands)

2016 Term Loans	$544,838	$551,913
2016 Revolving Loan	92,787	92,787
Unamortized deferred financing costs	(13,159)	(14,103)
Total long-term debt, net of unamortized deferred financing costs	624,466	630,597
Less: current portion of long-term debt	28,300	28,300
Long-term debt	$596,166	$602,297

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

MARCH 31, 2018

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

The Company may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.33:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 2.50:100 and (b) with respect to any other increase, 2.40:1.00, subject to the satisfaction of certain conditions in the Amended BoA Credit Agreement.    At March 31, 2018, the Company is in compliance with the covenants included in the Amended BoA Credit Agreement.

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

MARCH 31, 2018

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

The Amended GSO Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the GSO Facility Loan Parties and their subsidiaries.  Moreover, the Amended GSO Credit Agreement contains financial covenants that require the GSO Facility Loan Parties and their subsidiaries to satisfy (i) a maximum consolidated total leverage ratio, initially set at 7.25:1.00, decreasing over the term of the Amended GSO Credit Agreement until reaching the final maximum ratio of 6.50:1.00 for the fiscal quarter ending September 30, 2018 and thereafter and (ii) a maximum consolidated first lien leverage ratio, initially set at 2.80:1.00, decreasing over the term of the Amended GSO Credit Agreement until reaching the final maximum ratio of 2.50:1.00 for the fiscal quarter ending September 30, 2018 and thereafter.  At March 31, 2018, the Company is in compliance with the covenants included in the Amended GSO Credit Agreement.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

8.	Commitments and Contingencies

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

9.	Stock-based Compensation

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2018:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

	(in thousands, except share and per share data)

Outstanding - January 1, 2018	84,001	$8.65	2.1	$-
Granted	-	-
Exercised	-	-
Forfeited or canceled	(15,500)	(6.72)
Outstanding at March 31, 2018	68,501	$9.09	2.2	$-

Exercisable - March 31, 2018	68,501	$9.09	2.2	$-

The Company did not grant any stock options during the three months ended March 31, 2018 and 2017.

There was no compensation expense related to stock options for the three months ended March 31, 2018.  Total compensation expense related to stock options for the three months ended March 31, 2017 was less than $0.1 million.  At March 31, 2018 there is no unrecognized compensation expense related to stock options and no unvested stock options.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

Warrants

The following table summarizes the Company’s outstanding warrants for the three months ended March 31, 2018:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

	(in thousands, except share and per share data)

Outstanding - January 1, 2018	770,160	$7.95	2.2	$-
Granted	-	-
Exercised	-	-
Forfeited or canceled	(438,160)	(6.17)
Outstanding at March 31, 2018	332,000	$10.32	4.5	$-

Exercisable - March 31, 2018	332,000	$10.32	4.5	$-

The Company did not issue any warrants during the three months ended March  31, 2018 and 2017.

There was no compensation expense related to warrants for the three months ended March 31, 2018.  Total compensation expense related to warrants for the three months ended March 31, 2017 was less than $0.1 million.  At March  31, 2018, there is no unrecognized compensation expense related to warrants and no unvested warrants.

Restricted Stock

A summary of the time-based restricted stock activity for the three months ended March  31, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in Years)

	(in thousands, except share and per share data)

Unvested - January 1, 2018	195,536	$7.23	1.8
Granted	-	-
Vested	-	-
Unvested - March 31, 2018	195,536	$7.23	1.5

The Company did not grant time-based restricted stock during the three months ended March 31, 2018 and 2017.

Total compensation expense related to time-based restricted stock grants for each of the three months ended March  31, 2018 and 2017 was $0.1 million.  Total unrecognized compensation expense related to time-based restricted stock grants at March 31, 2018 amounted to $0.2 million and is expected to be recognized over a weighted-average period of 1.5 years.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

Restricted Stock Units

A summary of the time-based restricted stock units activity for the three months ended March  31, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in Years)

	(in thousands, except share and per share data)

Unvested - January 1, 2018	736,400	$3.89	2.2
Granted	1,747,165	3.18
Vested	(1,029,257)	(1.87)
Forfeited or canceled	(16,667)	(7.61)
Unvested - March 31, 2018	1,437,641	$2.72	2.6

During the three months ended March  31, 2018, the Company granted 165,000 time-based restricted stock units to certain employees for future services and 588,679 time-based restricted stock units to certain consultants for future services.  These shares of time-based restricted stock units had a grant date fair value of $1.3 million and vest over a period of three to five years.  The Company recorded $0.1 million during the three months ended March  31, 2018 as compensation expense pertaining to these grants.

During the three months ended March  31, 2018, the Company granted 75,000 time-based restricted stock units to the Company’s Chief Financial Officer pursuant to an employment agreement, dated March 5, 2018.  These shares of time-based restricted stock units had a grant date fair value of $0.2 million and vest over a period of three years.  The Company recorded less than $0.1 million during the three months ended March  31, 2018 as compensation expense pertaining to this grant.

During the three months ended March 31, 2018, the Company granted 75,000 time-based restricted stock units to certain employees.  These shares of time-based restricted stock units had a grant date fair value of $0.1 million and vested immediately.  The Company recorded $0.1 million during the three months ended March 31, 2018 as compensation expense pertaining to these grants.

During the three months ended March 31, 2018, the Company issued 843,486 time-based restricted stock units to an employee for a 2017 performance-based bonus pursuant to their employment agreement.  The bonus was paid in restricted stock in the first quarter of 2018, based on the average closing stock price for the 30 days preceding March 1, 2018.  Compensation expense was fully recognized in 2017 related to this grant.

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

Total compensation expense related to time-based restricted stock unit grants for each of the three months ended March  31, 2018 and 2017 was $0.6 million and $1.0 million, respectively.  Total unrecognized compensation expense related to time-based restricted stock unit grants at March 31, 2018 amounted to $3.3 million and is expected to be recognized over a weighted-average period of 2.6 years.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

Performance Stock Units

A summary of the PSUs activity for the three months ended March  31, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in Years)

	(in thousands, except share and per share data)

Unvested - January 1, 2018	2,045,634	$5.83	2.0
Granted	450,000	2.07
Vested	(267,158)	(5.58)
Forfeited or canceled	(87,231)	(7.57)
Unvested - March 31, 2018	2,141,245	$5.00	2.0

During the three months ended March 31, 2018, the Company granted 200,000 PSUs to an employee upon their commencement of employment with the Company.  These PSUs had a grant date fair value of $0.5 million, vest over a period of two years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned.  The Company did not record any compensation expense during the three months ended March 31, 2018 as the likelihood of these PSUs being earned was not considered probable.

During the three months ended March 31, 2018, the Company granted 250,000 PSUs to a consultant pursuant to their endorsement agreement.  The PSUs had a grant date fair value of $0.5 million, vest over a period of five years and require achievement of certain sales targets within each fiscal year for such PSUs to be earned.  The Company did not record any compensation expense during the three months ended March 31, 2018 as the likelihood of these PSUs being earned was not considered probable.

On February 20, 2018, the Compensation Committee voted to approve, on a discretionary basis, vesting of 208,883 PSUs to employees and consultants previously granted during the years ended December 31, 2016 and 2017 subject to achievement of certain of the Company’s performance metrics within each fiscal year.  The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants.  Total compensation expense related to these PSUs of $0.5 million was recorded as operating expenses in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2018.

During the year ended December 31, 2017, the Company granted 175,000 PSUs to the Company’s Chief Executive Officer pursuant to an employment agreement, dated April 3, 2017.  These PSUs had a grant date fair value of $0.7 million, vest over a period of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned.  The Company recorded $0.2 million in compensation expense during the three months ended March 31, 2018 as the performance metrics were achieved pursuant to fiscal year end results.

During the three months ended March  31, 2017, the Company accelerated the vesting of 200,000 PSUs for the Company’s former Chief Executive Officer in connection with the CEO transition.  Total compensation expense related to these PSUs of $2.9 million was recorded as operating expenses in the unaudited condensed consolidated statement of operations for the three months ended March  31, 2017.

On February 28, 2017, the Compensation Committee voted to approve, on a discretionary basis, an award of 164,978 PSUs to employees and consultants.  Included in the above award were 60,000 PSUs and 36,000 PSUs for the Company’s former Chief Executive Officer and Chief Financial Officer, respectively.  The fair value and expense recorded for such PSUs were based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants.  Total compensation expense related to these PSUs of $0.6 million was recorded as operating expenses in the unaudited condensed consolidated statements of operations for the three months ended March  31, 2017.

Total compensation expense related to the PSUs for the three months ended March  31, 2018 and 2017 was $0.7 million and $3.5 million, respectively.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

The Company did not pay any fees for services under the Amended TCP Agreement during each of the three-month periods ended March 31, 2018 and 2017.  At March 31, 2018, the Company had accrued $0.2 million payable to TCP.  At December 31, 2017, there were no amounts due to TCP for services.

Additionally, in July 2013, the Company entered into a consulting arrangement with an employee of TCP (the “TCP Employee”), pursuant to which the TCP Employee provides legal and other consulting services at the request of the Company from time to time.  The TCP Employee was also issued 125,000 shares of restricted stock, vesting over a four-year period and 180,000 PSUs, vesting over three years in increments of 20% for 2014, 20% for 2015 and 60% for 2016.  Additionally, the TCP employee was granted 200,000 PSUs, vesting over three years in increments of 33.3% for 2017, 33.3% for 2018 and 33.4% for 2019 and 150,000 shares of time-based restricted stock units, vesting over three years in increments of  33.3% for 2019, 33.3% for 2020 and 33.4% for 2021.  The Company paid the TCP Employee $0.1 million for services under the consulting arrangement during each of the three-months periods ended March 31, 2018 and 2017.  These amounts are included in operating expenses in the Company’s unaudited condensed consolidated financial statements.  At March  31, 2018 and December 31, 2017,  less than $0.1 million was due to the TCP Employee.

Transactions with E.S. Originals, Inc.

A division president of the Company maintains a passive ownership interest in one of the Company’s licensees, E.S. Originals, Inc. (“ESO”).  The Company receives royalties from ESO under license agreements for certain of the Company’s brands in the footwear category.  The Company recorded $1.6 million and $3.8 million of revenue for the three months ended March  31, 2018 and 2017, respectively, for royalties and advertising revenue earned from ESO license agreements.  At March 31, 2018 and December 31, 2017, the Company had $6.5 million and $8.0 million recorded as accounts receivable from ESO in the condensed consolidated balance sheets, respectively.

In addition, the Company entered into a license-back agreement with ESO under which the Company reacquired the rights to certain international territories in order to re-license these rights to an unrelated party.  The Company recorded less than $0.1 million in license-back expense for the three months ended March 31, 2018.

Acquisition of FUL

On November 17, 2014, the Company made a strategic investment in FUL IP.  FUL IP is a collaborative investment between the Company and JALP.  FUL IP was formed for the purpose of licensing the FUL trademark to third parties in connection with the manufacturing, distribution, marketing and sale of FUL branded bags, backpacks, duffels, luggage and apparel accessories.  JALP contributed the FUL trademark with a fair value of $8.9 million.  In exchange for a 50.5% economic interest in FUL IP the Company paid JALP $4.5 million.  JALP’s minority member interest in FUL IP has been reflected as noncontrolling interest on the Company’s condensed consolidated balance sheets.  One of the Company’s directors, Mr. Al Gossett, has a partial ownership interest in JALP.  No noncontrolling interest was recorded during the three months ended March  31, 2018 and 2017.

Investment in Available-for-Sale Securities

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

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

The Intangible Asset Agreement has an initial term commencing at December 4, 2015 and ending on December 31, 2020, provided that the term will automatically be renewed for five additional calendar years ending December 31, 2025 (subject to earlier termination as provided in Ms. Stewart’s employment agreement) if either the aggregate gross licensing revenues (as defined in Ms. Stewart’s employment agreement) for calendar years 2018 through 2020 exceed $195 million or the gross licensing revenues for calendar year 2020 equal or exceed $65 million.    During the term of the Intangible Asset Agreement with the Company, Lifestyle Research Center LLC will be entitled to receive a guaranteed annual payment of $1.7 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company plus reimbursable expenses.  The Company has paid Lifestyle Research Center LLC less than $0.1 million and $0.6 million in connection with other related services during the three months ended March  31, 2018 and 2017, respectively.

During the term of the IP Agreement with the Company, Ms. Stewart will be entitled to receive a guaranteed annual payment of $1.3 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company.  During each of the three months ended March  31, 2018 and 2017, the Company made payments of $0.3 million, respectively, to Ms. Stewart in connection with the terms of the IP Agreement.  The IP License Agreement is perpetual.

During the three month periods ended March  31, 2018 and 2017, the Company expensed non-cash interest of $0.1 million and $0.2 million, respectively, related to the accretion of the present value of these guaranteed contractual payments.  At March  31, 2018, there was $6.2 million due under the IP Agreements of which $2.8 million is recorded in accounts payable and accrued expenses and $3.4 million is recorded in other long-term liabilities.  At December 31, 2017, there was $6.4 million due under the IP Agreements of which $2.8 million is recorded in accounts payable and accrued expenses and $3.6 million is recorded in other long-term liabilities.

11.	New Accounting Pronouncements

ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”).  ASU 2018-02 permits a company to reclassify the disproportionate income tax effects (“stranded tax effects”) of the Tax Cuts and Jobs Act of 2017 on items within accumulated other comprehensive income to retained earnings.

ASU 2018-02 is effective for annual and interim period beginning after December 15, 2018, and early adoption is permitted. The Company does not expect the adoption of ASU 2018-02 to have a material impact on the Company’s condensed consolidated financial statements.

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

MARCH 31, 2018

(UNAUDITED)

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

ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the Company’s condensed consolidated financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or MD&A, should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and related notes and with the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2017.  The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties.  See the cautionary statement regarding forward-looking statements on page 3 of this Quarterly Report for a description of important factors that could cause actual results to differ from expected results.

Licensing and Brand Management Business

We own a portfolio of consumer brands in the home, active and fashion categories, including Martha Stewart, Jessica Simpson, AND1, Avia, Joe’s Jeans and GAIAM.  We aim to maximize the value of our brands by promoting, marketing and licensing the brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories.  Our core strategy is to enhance and monetize the global reach of our existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify our portfolio of brands.

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

•	Expanding through e-commerce channels;
•	Developing international expansion through additional licenses, partnerships and other arrangements with leading retailers and wholesalers outside the United States; and
•	Acquiring consumer brands (or the rights to such brands) with high consumer awareness, broad appeal and applicability to a wide range of product categories.

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

We license our brands to both wholesale and direct-to-retail licensees.  In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory.  In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites.  As of March 31, 2018, we had more than one-hundred twenty-five licensees, with wholesale licensees comprising a significant majority.

Our license agreements typically require a licensee to pay us royalties based upon net sales and, in most cases, contain guaranteed minimum royalties.  Our license agreements also require licensees to support the brands by either paying or spending contractually guaranteed minimum amounts for the marketing and advertising of the respective licensed brands.  As of March 31, 2018, we had contractual rights to receive an aggregate of $371.5 million in minimum royalty and marketing and advertising revenue from our licensees through the balance of the current terms of such licenses, excluding any renewals.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018, for a discussion of our critical accounting policies.  During the three months ended March 31, 2018, there were no material changes to these policies, except for the adoption of ASC 606, “Revenue from Contracts with Customers.”

Results of Operations

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Three Months Ended March 31,		Change	Change
	2018	2017	(Dollars)	(Percentage)

	(in thousands, except percentages)

Net revenue	$38,104	$39,400	$(1,296)	(3.3%)
Operating expenses	18,050	23,408	(5,358)	(22.9%)
Loss on asset held for sale	5,142	-	5,142	100.0%

Income from operations	14,912	15,992	(1,080)	(6.8%)
Other income	(135)	(34)	(101)	297.1%
Interest expense, net	15,392	14,486	906	6.3%

(Loss) income before income taxes	(345)	1,540	(1,885)	(122.4%)
(Benefit from) provision for income taxes	(41)	585	(626)	(107.0%)

Net (loss) income	(304)	955	(1,259)	(131.8%)
Net income attributable to noncontrolling interests	(1,960)	(2,135)	175	(8.2%)
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(2,264)	$(1,180)	$(1,084)	(91.9%)

Net revenue.  The decrease in net revenue for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 is primarily attributable to decreased revenues in the Avia and Martha Stewart brands partially offset by increased revenues in the Gaiam, Joe’s Jeans, and Ellen Tracy brands.  Net revenue for the three months ended March 31, 2018 consists primarily of licensing revenue earned from our license agreements relating to the Martha Stewart,  Jessica Simpson, GAIAM, Avia, AND1,  Joe’s Jeans and Ellen Tracy brands.  Net revenue for the three months ended March 31, 2017 consists primarily of licensing revenue earned from our license agreements relating to the Martha Stewart,  Jessica Simpson,  GAIAM,  Avia,  AND1, Joe’s Jeans and Ellen Tracy brands.

Operating expenses. Operating expenses decreased $5.4 million for the three months ended March 31, 2018 to $18.0 million compared to $23.4 million for the three months ended March 31, 2017.  This decrease was primarily driven by the absence of $6.7 million severance costs in connection with the Company’s CEO transition offset by increased advertising costs of $1.3 million.

Loss on asset held for sale.  During the three months ended March 31, 2018, the Company recorded a loss on assets held for sale of $5.1 million related to the sale of the Revo trademark on April 19, 2018.

Other income.  Other income during the three months ended March 31, 2018 and 2017 consists of immaterial items.

Interest expense, net.  The period-over-period increase in interest expense, net of $0.9 million is primarily due to an increase in interest incurred under our loan agreements.  Interest expense during the three months ended March 31, 2018 includes interest incurred under our loan agreements of $14.3 million, non-cash interest related to the amortization of deferred financing costs of $0.9 million and non-cash interest of $0.2 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions.  Interest expense, net during the three months ended March 31, 2017 includes interest incurred under our loan agreements of $13.3 million, non-cash interest related to the amortization of deferred financing costs of $1.0 million and non-cash interest of $0.2 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions.

Income taxes.  The benefit from income taxes for the three months ended March 31, 2018 differs from the statutory rate primarily for state, local and foreign jurisdiction taxes offset by benefits from taxes attributable to noncontrolling interest and further decreased by a provision, discrete to the first quarter, related to vested restricted stock and cancelled stock options.  The provision for income taxes for the three months ended March 31, 2017 represents the non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes and taxes for state, local and foreign jurisdictions.

Noncontrolling interests.  Noncontrolling interests for the three months ended March 31, 2018 represents net income allocations of $1.7 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson) and $0.2 million to Elan Polo International, Inc., a member of DVS LLC.  Noncontrolling interests for the three months ended March 31, 2017 represents net income allocations of $1.9 million to With You, Inc. and $0.2 million to Elan Polo International, Inc.

Liquidity and Capital Resources

As of March 31, 2018, we had cash on hand, including restricted cash, of $25.4 million and a net working capital balance (defined below) of $34.6 million.  Additionally, we had outstanding debt obligations under our loan agreements of $637.6 million, which is presented net of $13.2 million of deferred financing fees in the condensed consolidated balance sheets.  As of December 31, 2017, we had cash on hand, including restricted cash, of $20.4 million and a net working capital balance (defined below) of $32.1 million.  Additionally, we had outstanding debt obligations under our loan agreements of $644.7 million, which is presented net of $14.1 million of deferred financing fees in the condensed consolidated balance sheets.  Net working capital is defined as current assets minus current liabilities, excluding restricted cash.  Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity.  We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities.  See Note 7 to our condensed consolidated financial statements for a description of certain financing transactions consummated by us.  There are no material capital expenditure commitments as of March  31, 2018.

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

Cash Flows from Operations

Cash flows from operations for operating, financing and investing activities for the three months ended March 31, 2018 and 2017 are summarized in the following table:

	Three Months Ended March 31,
	2018	2017

	(in thousands)

Operating activities	$17,660	$13,411
Investing activities	(1,839)	(261)
Financing activities	(10,888)	(10,826)
Net increase in cash and restricted cash	$4,933	$2,324

Operating Activities

Net cash provided by operating activities increased $4.3 million to $17.7 million for the three months ended March 31, 2018 as compared to $13.4 million for the three months ended March 31, 2017.  The $4.3 million increase was primarily attributable to more favorable changes in deferred revenue of $1.6 million, non-cash expenses of $2.4 million, accounts receivable of $2.3 million, and accounts payable, accrued expenses, and other liabilities of $0.3 million partially offset by a decrease in net income of $1.3 million and less favorable changes in prepaid expenses and other assets of $1.0 million period-over-period.

Investing Activities

Net cash used in investing activities increased $1.5 million to $1.8 million for the three months ended March 30, 2018 compared to net cash used in investing activities of $0.3 million for the three months ended March 31, 2017.  This increase is driven primarily by $1.8 million of cash used for purchases of property and equipment during the three months ended March 31, 2018 compared to $0.1 million during the three months ended March 31, 2017.    The increase in cash used for purchases of property and equipment was primarily related to leasehold improvements as we reconfigured and reduced our office space at the Company’s headquarters.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2018 increased $0.1 million to $10.9 million as compared to $10.8 million for the three months ended March 31, 2017.  During the three months ended March 31, 2018, we made principal payments of $7.1 million under our loan agreements in accordance with contractual terms and $1.2 million of distributions to certain noncontrolling interest partners.  During the three months ended March 31, 2017, we made principal payments of $7.1 million under our loan agreements in accordance with contractual terms and $2.1 million of distributions to certain noncontrolling interest partners.  During the three months ended March 31, 2018, we repurchased common stock from employees for tax withholding purposes related to the vesting of restricted stock of $1.9 million as compared to $1.1 million during the three months ended March 31, 2017.

Debt

As of March 31, 2018, we were party to a Third Amended and Restated First Lien Credit Agreement with Bank of America, N.A. as administrative and collateral agent (the “Amended BoA Credit Agreement”) and a Third Amended and Restated Credit Agreement with Wilmington Trust, National Association as administrative agent and collateral agent (the “GSO Credit Agreement”), referred to as our loan agreements.  Refer to Note 7 to our condensed consolidated financial statements for a discussion of our borrowings and the terms of these debt facilities.  As of March 31, 2018 and December 31, 2017, our long-term debt, including current portion, was $637.6 million and $644.7 million, which is presented net of $13.2 million and $14.1 million of deferred financing fees, respectively, in the condensed consolidated balance sheets.  As of March 31, 2018 and December 31, 2017, we had $0.0 million and $5.5 million, respectively, of availability under the current revolving credit facility (the “Revolving Credit Facility”), subject to meeting certain leverage ratios.  We may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.33:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 2.50:100 and (b) with respect to any other increase, 2.40:1.00, subject to the satisfaction of certain conditions in the Amended BoA Credit Agreement.  We may request one or more additional term loan facilities or the increase of term loan commitments under the GSO Credit Agreement as would not cause the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, subject to the satisfaction of certain conditions in the GSO Credit Agreement.  We made $7.1 million of principal repayments under our loan agreements during the three months ended March 31, 2018.

Contractual Obligations

On February 21, 2017, we amended the lease of our corporate headquarters, which extends the lease through December 31, 2033 and effective in February 2018, lowers the rented square footage to approximately 63,000 square feet of corporate office space and 7,000 square feet of other rentable space.  On January 12, 2018, we further amended the lease of our corporate headquarters, effective in February 2018, to increase the rented square footage by approximately 12,300 square feet.  Our contractual obligation as of March 31, 2018 for the amended lease is summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Corporate Headquarters Lease	$85,086	$1,375	$11,001	$11,001	$61,709

Off-Balance Sheet Arrangements

At March 31, 2018 and December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our earnings may also be affected by changes in LIBOR interest rates as a result of our loan agreements.  As further discussed in Notes  3 and 7 to our accompanying unaudited condensed consolidated financial statements, we have entered into interest rate caps to mitigate the effects of a change in LIBOR interest rates.  An increase in LIBOR interest rates of one percent affecting the loan agreements would not have had a material effect on our results of operations during the three months ended March  31, 2018 and 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March  31, 2018, the end of the period covered by this report.  Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March  31, 2018 such that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March  31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Cautionary Statements and Risk Factors

This Quarterly Report contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018.   There have been no material changes to such risk factors during the three months ended March 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities during the three months ended March 31, 2018.

During the three months ended March 31, 2018, we repurchased 468,903 shares and 109,075 shares of our common stock from employees for tax withholding purposes related to the vesting of restricted stock and performance stock units, respectively.  In addition, we purchased 408,880 shares of our common stock from an employee during the first quarter of 2018.    We do not currently have in place a repurchase program with respect to our common stock.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Jan 1 - 31	30,138	$ 1.72	N/A	N/A

Feb 1 - 28	4,159	$ 1.98	N/A	N/A

Mar 1 - 31	952,561	$ 1.95	N/A	N/A

Total	986,858		-	-

(1) During the first quarter of 2018, 468,903 shares and 109,075 shares were purchased from employees for tax withholding purposes related to the vesting of restricted stock and performance stock units, respectively.  In addition, we purchased 408,880 shares of our common stock from an employee during the first quarter of 2018.    All shares were purchased other than through a repurchase plan or program.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

10.1

Employment agreement, dated as of February 27, 2018, by and between Sequential Brands Group, Inc. and Peter Lops Incorporated by reference to Exhibit 10.1 to Sequential Brand Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2018. †.

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

SEQUENTIAL BRANDS GROUP, INC.

Date: May 10, 2018	/s/ Peter Lops
By: Peter Lops
Title: Chief Financial Officer (Principal Financial and Accounting Officer)