Form 10-Q
period 2018-06-30
Sequential Brands Group, Inc.
filed 2018-08-09
CIK 1648428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 2, 2018, the registrant had 64,125,747 shares of common stock, par value $0.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Note 2)
Assets
Current Assets:
Cash	$13,607	$18,902
Restricted cash	2,033	1,531
Accounts receivable, net	61,738	60,102
Prepaid expenses and other current assets	12,717	8,635
Total current assets	90,095	89,170

Property and equipment, net	9,892	7,035
Intangible assets, net	983,393	995,170
Other assets	6,757	5,836
Total assets	$1,090,137	$1,097,211

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$13,264	$19,126
Current portion of long-term debt	28,300	28,300
Current portion of deferred revenue	12,603	8,102
Total current liabilities	54,167	55,528

Long-term debt, net of current portion	589,430	602,297
Long-term deferred revenue, net of current portion	10,035	11,845
Deferred income taxes	69,746	67,799
Other long-term liabilities	9,712	6,204
Total liabilities	733,090	743,673

Commitments and Contingencies

Equity:
Preferred stock Series A, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized; 65,369,906 and 63,652,721 shares issued at June 30, 2018 and December 31, 2017, respectively, and 63,915,385 and 63,227,727 shares outstanding at June 30, 2018 and December 31, 2017, respectively	651	635
Additional paid-in capital	512,043	508,444
Accumulated other comprehensive income	293	80
Accumulated deficit	(222,916)	(225,369)
Treasury stock, at cost; 1,454,521 and 424,994 shares at June 30, 2018 and December 31, 2017, respectively	(3,801)	(1,799)
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	286,270	281,991
Noncontrolling interests	70,777	71,547
Total equity	357,047	353,538
Total liabilities and equity	$1,090,137	$1,097,211

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net revenue	$42,207	$42,144	$80,311	$81,544
Operating expenses	18,449	17,900	36,499	41,308
Loss on sale of assets	1,975	-	7,117	-
Income from operations	21,783	24,244	36,695	40,236
Other expense (income)	31	1,801	(104)	1,767
Interest expense, net	15,647	14,877	31,039	29,363
Income before income taxes	6,105	7,566	5,760	9,106
Provision for income taxes	1,416	3,115	1,375	3,700
Net income	4,689	4,451	4,385	5,406
Net income attributable to noncontrolling interests	(1,102)	(1,921)	(3,062)	(4,056)
Net income attributable to Sequential Brands Group, Inc. and Subsidiaries	$3,587	$2,530	$1,323	$1,350

Earnings per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic	$0.06	$0.04	$0.02	$0.02
Diluted	$0.06	$0.04	$0.02	$0.02

Weighted-average common shares outstanding:
Basic	63,583,280	62,925,565	63,408,679	62,693,925
Diluted	64,029,972	62,980,508	64,329,308	62,911,394

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Sequential Brands Group, Inc. and Subsidiaries Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Equity	Interests	Equity
Balance at January 1, 2018	-	$-	63,652,721	$635	$508,444	$80	$(225,369)	(424,994)	$(1,799)	$281,991	$71,547	$353,538
Cumulative effect of revenue recognition accounting change	-	-	-	-	-	-	1,130	-	-	1,130	355	1,485
Stock-based compensation	-	-	1,717,185	16	3,599	-	-	-	-	3,615	-	3,615

Unrealized loss on available-for-sale securities	-	-	-	-	-	(228)	-	-	-	(228)	-	(228)

Unrealized gain on interest rate cap	-	-	-	-	-	441	-	-	-	441	-	441
Repurchase of common stock	-	-	-	-	-	-	-	(1,029,527)	(2,002)	(2,002)	-	(2,002)
Noncontrolling interest distributions	-	-	-	-	-	-	-	-	-	-	(4,187)	(4,187)
Net income attributable to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	3,062	3,062
Net income attributable to common stockholders	-	-	-	-	-	-	1,323	-	-	1,323	-	1,323
Balance at June 30, 2018	-	$-	65,369,906	$651	$512,043	$293	$(222,916)	(1,454,521)	$(3,801)	$286,270	$70,777	$357,047

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2018	2017

Cash Flows From Operating Activities
Net income	$4,385	$5,406
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	-	121
Depreciation and amortization	1,628	2,415
Stock-based compensation	3,615	5,020
Amortization of deferred financing costs	1,889	1,974
Income from equity method investment	-	(31)
Loss on disposal of property and equipment	-	2
Realized loss on sale of available-for-sale securities	-	1,916
Loss on sale of assets	7,117	-
Deferred income taxes	1,484	3,610
Changes in operating assets and liabilities:
Accounts receivable	4,699	3,843
Prepaid expenses and other assets	(4,790)	(167)
Accounts payable and accrued expenses	(6,240)	(4,569)
Deferred revenue	(1,696)	(4,267)
Other liabilities	4,633	768
Cash Provided By Operating Activities	16,724	16,041

Cash Flows From Investing Activities
Investments in intangible assets, including registration and renewal costs	(143)	(215)
Proceeds from sale of available-for-sale securities	-	5,757
Purchases of property and equipment	(3,735)	(239)
Proceeds from sale of property and equipment	-	2
Proceeds from sale of trademarks	4,356	-
Cash Provided By Investing Activities	478	5,305

Cash Flows From Financing Activities
Stock registration costs	-	(20)
Payment of long-term debt	(14,756)	(14,150)
Guaranteed payments in connection with acquisitions	(1,050)	(1,300)
Repurchases of common stock	(2,002)	(1,064)
Noncontrolling interest distributions	(4,187)	(4,211)
Cash Used In Financing Activities	(21,995)	(20,745)

Cash and Restricted Cash:
Net (Decrease) Increase In Cash and Restricted Cash	(4,793)	601
Balance — Beginning of period	20,433	20,654
Balance — End of period	$15,640	$21,255

Supplemental Disclosures Of Cash Flow Information
Cash paid for:
Interest	$29,566	$27,281
Taxes	$-	$90

Non-cash Investing And Financing Activities
Accrued purchases of property and equipment at period end	$303	$593
Unrealized loss on available-for-sale securities during the period	$228	$-
Unrealized gain (loss) on interest rate cap, net during the period	$441	$(411)

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

1.	Organization and Nature of Operations

Overview

Sequential Brands Group, Inc. (the “Company”) owns a portfolio of consumer brands in the fashion, active and home categories.  The Company aims to maximize the strategic value of its brands by promoting, marketing and licensing its global brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories.  The Company’s core strategy is to enhance and monetize the global reach of its existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify its portfolio of brands.  The Company licenses brands to both wholesale and direct-to-retail licensees.  In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory.  In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites.  As of June  30, 2018, the Company had more than one-hundred twenty-five licensees, with wholesale licensees comprising a significant majority.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 16, 2018, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2017, 2016 and 2015.  The financial information as of December 31, 2017 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The interim results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

JUNE 30, 2018

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

Step 2: Identify the Performance Obligation(s) in the Contract

Step 3: Determine the Transaction Price

Step 4: Allocate the Transaction Price to the Performance Obligation(s) in the Contract

Step 5: Recognize Revenue when (or as) the Entity Satisfies a Performance Obligation

The Company has entered into various license agreements for its owned trademarks.  Under ASC 606, the Company’s agreements are generally considered symbolic licenses, which contain the characteristics of a right-to-access license since the customer is simultaneously receiving the intellectual property (“IP”) and benefiting from it throughout the license period.  The Company assesses each license agreement at inception and determines the performance obligation(s) and appropriate revenue recognition method. As part of this process, the Company applies judgments based on historical trends when estimating future revenues and the period over which to recognize revenue.

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

The Company disaggregates its revenue into two categories: licensing agreements and other, which is comprised of revenue from sources such as editorial content for books, television sponsorships, and commissions.

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

JUNE 30, 2018

(UNAUDITED)

Television sponsorship revenues are generally recorded ratably across the period when new episodes initially air.  Revenue from media content is recognized at a point in time, when the content is delivered and accepted.

Commission revenues are recorded in the period the commission is earned.

The Company entered into a transaction with a media company for which it receives advertising credits as part of the consideration exchanged.  These transactions are recorded at the estimated fair value of the advertising credits received, as their fair value is deemed more readily determinable than the fair value of the trademark licensing right provided by the Company, in accordance with ASC 845, Nonmonetary Transactions. The fair value of the advertising credits are recorded as revenue and in other assets when earned, and expensed when the advertising credits are utilized.   The Company recorded $0.4 million of revenue for the three and six months ended June 30, 2018 related to the advertising credits.  The Company recorded $0.2 million of expense related to the advertising credits utilized for the three and six months ended June 30, 2018.

Restricted Cash

Restricted cash consists of cash deposited with a financial institution required as collateral for the Company’s cash-collateralized letter of credit facilities.

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees and other customers and its evaluation of their creditworthiness, payment history and account aging.  Accounts receivable balances deemed to be uncollectible are written off after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $0.5 million and $0.6 million as of June 30, 2018 and December 31, 2017, respectively.

The Company’s accounts receivable, net amounted to $61.7 million and $60.1 million as of June 30, 2018 and December 31, 2017, respectively.  Two licensees accounted for approximately 38%  (19% each)  of the Company’s total consolidated accounts receivable balance as of June 30, 2018 and three licensees accounted for approximately 53%  (25%,  15% and 13%) of the Company’s total consolidated accounts receivable balance as of December 31, 2017.  The Company does not believe the accounts receivable balance from these licensees represents a significant collection risk based on past collection experience.

Investments

The Company had marketable securities that were classified as available-for-sale securities under ASC 320, Investments – Debt and Equity Securities.  Such available-for-sale securities are reported at fair value in the condensed consolidated balance sheets and, at the time of purchase, were reported in the unaudited condensed consolidated statements of cash flows as an investing activity.  The Company reviewed its available-for-sale securities at each reporting period to determine whether a decline in fair value is other-than-temporary.  Any decline in fair value that was determined to be other-than-temporary would result in an adjustment for an impairment charge in the accompanying unaudited condensed consolidated statements of operations.  The primary factors the Company considers in its determination are (i) the length of time that the fair value of the available-for-sale security is below the Company’s carrying value, (ii) the financial condition and operating performance of the available-for-sale security, (iii) the reason for decline in fair value and (iv) the Company’s intent and ability to hold the investment in available-for-sale security for a period of time sufficient to allow for a recovery in fair value.  Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific-identification basis.  The Company did not hold any material investments at June 30, 2018 or December 31, 2017.

Equity Method Investment

For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation, the Company uses the equity method of accounting.  On July 1, 2016, the Company acquired a 49.9% noncontrolling interest in Gaiam Pty. Ltd. in connection with its acquisition of Gaiam Brand Holdco, LLC, which is included in other assets in the condensed consolidated balance sheets.  The Company’s share of earnings from its equity method investee, which was not material for the three and six months ended June 30, 2018 and 2017, is included in other income in the unaudited condensed consolidated statements of operations.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. On an annual basis (October 1st) and as needed, the Company tests goodwill and indefinite lived trademarks for impairment through the use of discounted cash flow models. Other intangibles with determinable lives, including certain trademarks, customer agreements, patents and a favorable lease, are evaluated for the possibility of impairment when certain indicators are present, and are otherwise amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 2 to 15 years). Assumptions used in our discounted cash flow models are as follows: (i) discount rates; (ii) projected average revenue growth rates; and (iii) projected long-term growth rates. Our estimates also factor in economic conditions and expectations of management, which may change in the future based on period-specific facts and circumstances.  The Company does not have any goodwill reported on its consolidated balance sheets at June 30, 2018 and December 31, 2017.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118 which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act ("TCJA"). The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying “ASC Topic 740”, Income Taxes in the reporting period in which the TCJA was enacted. SAB No. 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No. 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB No. 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.  The Company’s accounting for certain elements of the TCJA was incomplete as of the period ended December 31, 2017, and remains incomplete as of June 30, 2018. However, the Company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items at December 31, 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Basic weighted-average common shares outstanding	63,583,280	62,925,565	63,408,679	62,693,925
Warrants	-	-	-	-
Stock options	-	-	-	-
Performance based restricted stock	12,138	-	40,094	131,253
Unvested restricted stock	434,554	54,943	880,535	86,216
Diluted weighted-average common shares outstanding	64,029,972	62,980,508	64,329,308	62,911,394

 The computation of diluted EPS for the three and six months ended June 30, 2018 and 2017 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Warrants	332,000	801,760	332,000	801,760
Stock options	58,500	84,000	58,500	84,000
Performance based restricted stock	-	-	-	-
Unvested restricted stock	840,066	519,489	357,501	419,489
Total	1,230,566	1,405,249	748,001	1,305,249

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash, restricted cash and accounts receivable.  Cash is held to meet working capital needs and future acquisitions.  Restricted cash is pledged as collateral for a comparable amount of irrevocable standby letters of credit for certain of the Company’s leased properties.  Substantially all of the Company’s cash and restricted cash are deposited with high quality financial institutions.  At times, however, such cash and restricted cash may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.  The Company has not experienced any losses in such accounts as of June 30, 2018.

Concentration of credit risk with respect to accounts receivable is minimal due to the collection history.  The Company performs periodic credit evaluations of its customers’ financial condition.  The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable.

Customer Concentrations

The Company recorded net revenues of $42.2 million and $42.1 million during the three months ended June 30, 2018 and 2017, respectively.  During the three months ended June 30, 2018, one licensee represented at least 10% of net revenue, accounting for 14% of the Company’s net revenue.  During the three months ended June 30, 2017, two licensees represented at least 10% of net revenue, accounting for 12% and 11% of the Company’s net revenue.

The Company recorded net revenues of $80.3 million and $81.5 million during the six months ended June 30, 2018 and 2017, respectively.  During the six months ended June 30, 2018, two licensees represented at least 10% of net revenue, accounting for 13% and 10% of the Company’s net revenue.  During the six months ended June 30, 2017, two licensees represented at least 10% of net revenue, accounting for 12% and 11% of the Company’s net revenue.

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

Noncontrolling Interest

Noncontrolling interest recorded for the three and six months ended June 30, 2018 represents income (loss) allocations to Elan Polo International, Inc., a member of DVS Footwear International, LLC, JALP, LLC (“JALP”), a member of FUL IP Holdings, LLC (“FUL IP”) and With You, Inc., a member of With You LLC (the partnership between the Company and Jessica Simpson).  Noncontrolling interest recorded for the three and six months ended June 30, 2017 represents income allocations to Elan Polo International, Inc., With You, Inc. and JALP.

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

JUNE 30, 2018

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

As of June 30, 2018 and December 31, 2017, there were no assets or liabilities that are required to be measured at fair value on a recurring basis, except for interest rate caps and Legacy Payments (as defined below) to Ms. Martha Stewart.  The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at June 30, 2018 and December 31, 2017:

		Carrying Value		Fair Value
Financial Instrument	Level	6/30/2018	12/31/2017	6/30/2018	12/31/2017
		(in thousands)
Interest rate caps	2	$1,348	$1,239	$1,348	$1,239
2016 Term Loans	3	$537,157	$551,913	$527,845	$542,655
2016 Revolving Loan	3	$92,787	$92,787	$92,352	$92,389
Legacy Payments	3	$2,391	$2,256	$2,391	$2,256

The carrying amounts of the Company’s cash, restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

The Company’s risk management objective and strategy with respect to the 2016 Cap Agreements is to reduce its exposure to variability in expected future cash outflows (forecasted interest payments) attributable to changes in 1-month LIBOR rates, the designated benchmark interest rate being hedged, relating to a portion of its outstanding floating-rate debt.  The 2016 Cap Agreements protect the Company from increases in hedged cash flows on its floating-rate debt attributable to changes in 1-month LIBOR rates above the strike rate.  Should 1-month LIBOR rates exceed 1.50% on a rate reset date during the terms of the 2016 Cap Agreements, the financial institutions will pay the Company for an amount equivalent to the excess interest over the strike rate.  To the extent the hedging relationship is perfectly effective, changes in the fair value of the hedging instrument each period will be deferred in accumulated other comprehensive income in the condensed consolidated statement of changes in equity, and the upfront hedging instrument purchase price will be reclassified to interest expense, net in the unaudited condensed consolidated statements of operations according to its caplet values.  If hedge ineffectiveness exists, accumulated other comprehensive income will be adjusted to a balance that reflects the lesser of either the cumulative change in the fair value of the hedging or the cumulative change in the fair value of the hypothetically “perfect” derivative.  The amount of ineffectiveness, if any, recorded in earnings would be equal to the excess of the cumulative change in the fair value of the hedging instrument over the cumulative change in the fair value of the hypothetical derivative.

The components of the 2016 Cap Agreements as of June 30, 2018 are as follows:

	Notional Value	Derivative Asset	Derivative Liability

	(in thousands)

LIBOR based loans	$500,000	$652	$-

For purposes of this fair value disclosure, the Company based its fair value estimate for the 2016 Term Loans and 2016 Revolving Loan (each, as defined in Note 7) on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the loan agreements based on interest rates as of June 30, 2018 and December 31, 2017 for debt with similar risk characteristics and maturities.

In connection with the acquisition of Martha Stewart Living Omnimedia (“MSLO”), beginning with calendar years commencing on or after January 1, 2026, the Company will pay Ms. Stewart three and one-half percent (3.5%) of Gross Licensing Revenues (as defined in Ms. Stewart’s employment agreement) for each such calendar year for the remainder of Ms. Stewart’s life (with a minimum of five (5) years of payments, to be made to Ms. Stewart’s estate if Ms. Stewart dies before December 31, 2030) (the “Legacy Payments”).  The Company recorded $0.1 million of accretion during each of the three and six-month periods ended June 30, 2018 and 2017 related to the Legacy Payments and recorded the expense within interest expense, net in the unaudited condensed consolidated statements of operations.

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

JUNE 30, 2018

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

The impact to revenue for the three and six months ended June 30, 2018 was a decrease of $0.8 million and $2.0 million, respectively, due to the adoption of ASC 606.  The impact to the provision for income taxes for the three and six months ended June 30, 2018 was a decrease of $0.2 million and $0.4 million, respectively, due to the adoption of ASC 606.  The tables below summarize the impact of the adoption on the condensed consolidated statement of operations for the three and six months ended June 30, 2018:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

	Three Months Ended June 30,
	2018
	(in thousands)
	As Reported	Adjustments due to ASC 606	Under previous guidance (ASC 605)

Net revenue	$42,207	$(778)	$42,985
Operating expenses	18,449	-	18,449
Loss on sale of asset	1,975	-	1,975
Income from operations	21,783	(778)	22,561
Other expense	31	-	31
Interest expense, net	15,647	-	15,647
Income before income taxes	6,105	(778)	6,883
Provision for income taxes	1,416	(165)	1,581
Net income	4,689	(613)	5,302
Net income attributable to noncontrolling interests	(1,102)	183	(1,285)
Net income attributable to Sequential Brands Group, Inc. and Subsidiaries	$3,587	$(430)	$4,017

Earnings per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic	$0.06	$(0.00)	$0.06
Diluted	$0.06	$(0.00)	$0.06

Weighted-average common shares outstanding:
Basic	63,583,280	63,583,280	63,583,280
Diluted	64,029,972	64,029,972	64,029,972

	Six Months Ended June 30,
	2018
	(in thousands)
	As Reported	Adjustments due to ASC 606	Under previous guidance (ASC 605)

Net revenue	$80,311	$(2,045)	$82,356
Operating expenses	36,499	-	36,499
Loss on sale of assets	7,117	-	7,117
Income from operations	36,695	(2,045)	38,740
Other (income) expense	(104)	-	(104)
Interest expense, net	31,039	-	31,039
Income before income taxes	5,760	(2,045)	7,805
Provision for income taxes	1,375	(422)	1,797

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

Net income	4,385	(1,623)	6,008
Net income attributable to noncontrolling interests	(3,062)	180	(3,242)
Net income attributable to Sequential Brands Group, Inc. and Subsidiaries	$1,323	$(1,443)	$2,766

Earnings per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic	$0.02	$(0.02)	$0.04
Diluted	$0.02	$(0.02)	$0.04

Weighted-average common shares outstanding:
Basic	63,408,679	63,408,679	63,408,679
Diluted	64,329,308	64,329,308	64,329,308

Disaggregated Revenue

The following table presents revenue disaggregated by source for the three and six months ended June 30, 2018:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
	(in thousands)

Licensing Agreements	$38,187	$75,326
Other	4,020	4,985
Total	$42,207	$80,311

The Company has entered into various license agreements that provide revenues in exchange for use of the Company’s IP.  Licensing agreements are the Company’s primary source of revenue.  The Company also derives revenue from other sources such as editorial content for books, television sponsorships, and commissions.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

Contract Balances

Contract assets represent unbilled receivables and are presented within accounts receivable, net on the condensed consolidated balance sheets.  Contract liabilities represent unearned revenues and are presented within the current portion of deferred revenue on the condensed consolidated balance sheets.

The below table summarizes the net change in contract assets and contract liabilities from the date of adoption to June 30, 2018:

	January 1,		June 30,
	2018	Changes	2018
	(in thousands)

Contract assets	$6,335	$(1,905)	$4,430
Contract liabilities	4,387	141	4,528

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

The below table summarizes amounts related to future performance obligations under fixed contractual arrangements as of June 30, 2018 and the periods in which they are expected to be earned and recognized as revenue:

	Remainder of 2018	2019	2020	2021	2022 and Thereafter
Future Performance Obligations	$40,727	$62,971	$48,119	$31,973	$51,975

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

h

Rve

5.	Goodwill

The changes in goodwill are summarized as follows (in thousands):

Balance at January 1, 2017	$307,744
(Adjustment for) acquisition of Gaiam Brand Holdco, LLC (a)	(3,621)
Impairment charges	(304,123)
Balance at December 31, 2017	$-

(a)	Goodwill from the acquisition of Gaiam Brand Holdco, LLC represents the excess of the purchase price over the fair value of net assets acquired under the acquisition method of accounting.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

6.	Intangible Assets

Intangible assets are summarized as follows:

June 30, 2018	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(in thousands)
Finite-lived intangible assets:
Trademarks	15	$5,470	$(2,127)	$3,343
Customer agreements	4	2,832	(2,470)	362
Favorable lease	2	537	(537)	-
Patents	10	361	(316)	45
		$9,200	$(5,450)	3,750
Indefinite-lived intangible assets:
Trademarks				979,643

Intangible assets, net				$983,393

\

December 31, 2017	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(in thousands)
Finite-lived intangible assets:
Trademarks	15	$5,462	$(1,913)	$3,549
Customer agreements	4	2,832	(2,257)	575
Favorable lease	2	537	(537)	-
Patents	10	665	(296)	369
		$9,496	$(5,003)	4,493
Indefinite-lived intangible assets:
Trademarks				990,677

Intangible assets, net				$995,170

Estimated future annual amortization expense for intangible assets in service as of June  30, 2018 is summarized as follows:

Years ending December 31,	(in thousands)
Remainder of 2018	$386
2019	626
2020	439
2021	436
2022	413
Thereafter	1,450
$3,750

 Amortization expense amounted to $0.2 million for each of the three months ended June  30, 2018 and 2017.  Amortization expense amounted to $0.4 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

Finite-lived intangible assets represent trademarks, customer agreements and patents related to the Company’s brands and a favorable lease. Finite-lived assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. The carrying value of finite-lived intangible assets and other long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The trademarks of Martha Stewart,  Jessica Simpson,  Avia,  AND1,  Heelys,  Joe’s Jeans,  GAIAM,  Emeril,  Caribbean Joe, and Ellen Tracy have been determined to have an indefinite useful life, and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company’s unaudited condensed consolidated statements of operations. Instead, each of these intangible assets are tested for impairment annually and as needed on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is performed as of October 1, the beginning of the Company’s fourth fiscal quarter.

During the three months ended June 30, 2018, the Company sold both the Revo and FUL trademarks.  During the three and six months ended June 30, 2018, the Company incurred a loss on the sale of the assets of $2.0 million and $7.1 million, respectively.  The following table shows the change in indefinite-lived intangible assets for the six months ended June  30, 2018 (in thousands):

Balance at January 1, 2018	$995,170
Sale of trademarks	(11,473)
Amortization	(447)
Additions	143
Balance at June 30, 2018	$983,393

7.	Long-Term Debt

 The components of long-term debt are as follows:

	June 30,	December 31,
	2018	2017

	(in thousands)

2016 Term Loans	$537,157	$551,913
2016 Revolving Loan	92,787	92,787
Unamortized deferred financing costs	(12,214)	(14,103)
Total long-term debt, net of unamortized deferred financing costs	617,730	630,597
Less: current portion of long-term debt	28,300	28,300
Long-term debt	$589,430	$602,297

July 2016 Debt Facilities

On July 1, 2016 (the “Closing Date”), the Company and certain of its subsidiaries entered into (i) the Third Amended and Restated First Lien Credit Agreement (the “Amended BoA Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto (the “BoA Facility Loan Parties”) and (ii) the Third Amended and Restated Credit Agreement (the “Amended FS/KKR Credit Agreement”) with Wilmington Trust, National Association, as administrative agent and collateral agent (the “FS/KKR Agent”) and the lenders party thereto (the “FS/KKR Facility Loan Parties”).    Such agreements amended, restated and replaced the Company’s previous debt facilities.  The Company used a portion of the proceeds of the $287.5 million loans made to the Company under the Amended BoA Credit Agreement and the $415.0 million loans made to the Company under the Amended FS/KKR Credit Agreement to fund the payment of the purchase price with respect to the acquisition of the Gaiam Brand Holdco, LLC and costs and expenses incurred in connection with such acquisition and related transactions.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

The Company may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.33:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 2.50:100 and (b) with respect to any other increase, 2.40:1.00, subject to the satisfaction of certain conditions in the Amended BoA Credit Agreement.    At June  30, 2018, the Company is in compliance with the covenants included in the Amended BoA Credit Agreement.

The Amended FS/KKR Credit Agreement provides for a six-year $415.0 million senior secured term loan facility.  The Company may request one or more additional term loan facilities or the increase of term loan commitments under the Amended FS/KKR Credit Agreement as would not cause the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, subject to the satisfaction of certain conditions in the Amended FS/KKR Credit Agreement.

The loans under the Amended FS/KKR Credit Agreement bear interest, at the Company’s option, at a rate equal to either (i) the LIBOR rate plus an applicable margin of 8.25% or 9.00% per annum or (ii) the base rate plus an applicable margin of 7.25% or 8.00% per annum, in each case based upon the consolidated total leverage ratio.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

The Company may make voluntary prepayments of the loans outstanding under the Amended FS/KKR Credit Agreement, subject to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and, in certain cases, to the prepayment premium set forth in the Amended FS/KKR Credit Agreement.  The Company is mandated to make prepayments (without payment of a premium or penalty) of loans outstanding under the Amended FS/KKR Credit Agreement amounting to: (i) where intellectual property is disposed, 50.0% of the disposed intellectual property’s orderly liquidation value, (ii) where any other asset constituting collateral is disposed or upon the receipt of certain insurance proceeds, 100% of the net proceeds thereof, subject to certain reinvestment rights, and (iii) any consolidated excess cash flow, in an amount equal to (a) in the event the consolidated total leverage ratio is at least 4.00:1.00, 75% thereof, (b) in the event the consolidated total leverage ratio is less than 4.00:1.00 but at least 3.00:1.00, 50% thereof and (c) in the event the consolidated total leverage ratio is less than 3.00:1.00, 0% thereof.  On March 31, 2017, the loans under the Amended FS/KKR Credit Agreement commenced amortization in quarterly installments, equal to 2.00% per annum of the original aggregate principal amount thereof.

The Amended FS/KKR Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the FS/KKR Facility Loan Parties and their subsidiaries.  Moreover, the Amended FS/KKR Credit Agreement contains financial covenants that require the FS/KKR Facility Loan Parties and their subsidiaries to satisfy (i) a maximum consolidated total leverage ratio, initially set at 7.25:1.00, decreasing over the term of the Amended FS/KKR Credit Agreement until reaching the final maximum ratio of 6.50:1.00 for the fiscal quarter ending September 30, 2018 and thereafter and (ii) a maximum consolidated first lien leverage ratio, initially set at 2.80:1.00, decreasing over the term of the Amended FS/KKR Credit Agreement until reaching the final maximum ratio of 2.50:1.00 for the fiscal quarter ending September 30, 2018 and thereafter.  At June  30, 2018, the Company is in compliance with the covenants included in the Amended FS/KKR Credit Agreement.

The Amended FS/KKR Credit Agreement contains certain customary events of default, including a change of control.  If an event of default occurs and is not cured within any applicable grace period or is not waived, the FS/KKR Agent, at the request of the lenders under the Amended FS/KKR Credit Agreement, is required to take various actions, including, without limitation, the acceleration of amounts due thereunder.

The Company may request one or more additional term loan facilities or the increase of term loan commitments under the FS/KKR Credit Agreement as would not cause the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, subject to the satisfaction of certain conditions in the FS/KKR Credit Agreement.

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

The Company’s risk management objective and strategy with respect to the 2016 Cap Agreements is to reduce its exposure to variability in expected future cash outflows (forecasted interest payments) attributable to change in 1-month LIBOR rates, the designated benchmark interest rate being hedged, relating to a portion of its outstanding floating-rate debt.  The 2016 Cap Agreements protect the Company from increases in hedged cash flows on its floating-rate debt attributable to changes in 1-month LIBOR rates above the strike rate.  Should 1-month LIBOR rates exceed 1.50% on a rate reset date during the terms of the 2016 Cap Agreements, the financial institutions will pay the Company for an amount equivalent to the excess interest over the strike rate.  To the extent the hedging relationship is perfectly effective, changes in the fair value of the hedging instrument each period will be deferred in accumulated other comprehensive income in the unaudited condensed consolidated statement of changes in equity, and the upfront hedging instrument purchase price will be reclassified to interest expense, net in the unaudited condensed consolidated statements of operations according to its caplet values.  If hedge ineffectiveness exists, accumulated other comprehensive income will be adjusted to a balance that reflects the lesser of either the cumulative change in the fair value of the hedging or the cumulative change in the fair value of the hypothetically “perfect” derivative.  The amount of ineffectiveness, if any, recorded in earnings would be equal to the excess of the cumulative change in the fair value of the hedging instrument over the cumulative change in the fair value of the hypothetical derivative.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

9.	Stock-based Compensation

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2018:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

	(in thousands, except share and per share data)

Outstanding - January 1, 2018	84,001	$8.65	2.1	$-
Granted	-	-
Exercised	-	-
Forfeited or canceled	(25,500)	(6.36)
Outstanding at June 30, 2018	58,501	$9.66	2.6	$-

Exercisable - June 30, 2018	58,501	$9.66	2.6	$-

The Company did not grant any stock options during the three and six months ended June 30, 2018 and 2017.

There was no compensation expense related to stock options for the three and six months ended June 30, 2018.  Total compensation expense related to stock options for each of the three and six months ended June 30, 2017 was less than $0.1 million.  At June 30, 2018 there is no unrecognized compensation expense related to stock options and no unvested stock options.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

Warrants

The following table summarizes the Company’s outstanding warrants for the six months ended June 30, 2018:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

	(in thousands, except share and per share data)

Outstanding - January 1, 2018	770,160	$7.95	2.2	$-
Granted	-	-
Exercised	-	-
Forfeited or canceled	(438,160)	(6.17)
Outstanding at June 30, 2018	332,000	$10.32	4.3	$-

Exercisable - June 30, 2018	332,000	$10.32	4.3	$-

The Company did not issue any warrants during the three and six months ended June 30, 2018 and 2017.

There was no compensation expense related to warrants for the three and six months ended June 30, 2018.  Total compensation expense related to warrants for each of the three and six months ended June 30, 2017 was less than $0.1 million.  At June 30, 2018, there is no unrecognized compensation expense related to warrants and no unvested warrants.

Restricted Stock

A summary of the time-based restricted stock activity for the six months ended June 30, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in Years)

	(in thousands, except share and per share data)

Unvested - January 1, 2018	195,536	$7.23	1.8
Granted	235,296	1.70
Vested	(118,612)	(4.17)
Unvested - June 30, 2018	312,220	$4.23	1.5

During the three and six months ended June 30, 2018, the Company granted 235,296 shares of time-based restricted stock to members of the Company’s board of directors.  These shares had a grant date fair value of $0.4 million and vest over a period of one year.  The Company recorded $0.1 million during each of the three and six months ended June 30, 2018 as compensation expense pertaining to these grants.

During the three and six months ended June 30, 2017, the Company granted 111,112 shares of time-based restricted stock to members of the Company’s board of directors.  These shares had a grant date fair value of $0.4 million and vest over a period of one year.  The Company recorded less than $0.1 million and $0.1 million during the three months ended June 30, 2018 and 2017, respectively, as compensation expense pertaining to these grants.  The Company recorded $0.1 million during each of the six months ended June 30, 2018 and 2017 as compensation expense pertaining to these grants.

Total compensation expense related to time-based restricted stock grants for the three months ended June 30, 2018 and 2017 was $0.1 million and $0.2 million, respectively.  Total compensation expense related to time-based restricted stock grants for the six months ended June 30, 2018 and 2017 was $0.3 million and $0.2 million, respectively.  Total unrecognized compensation expense related to time-

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

based restricted stock grants at June 30, 2018 amounted to $0.5 million and is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Units

A summary of the time-based restricted stock units activity for the six months ended June 30, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in Years)

	(in thousands, except share and per share data)

Unvested - January 1, 2018	736,400	$3.89	2.2
Granted	2,153,743	1.76
Vested	(1,214,731)	(1.97)
Forfeited or canceled	(16,667)	(7.61)
Unvested - June 30, 2018	1,658,745	$2.50	2.5

During the three months ended March 31, 2018, the Company granted 165,000 time-based restricted stock units to certain employees for future services and 588,679 time-based restricted stock units to certain consultants for future services.  These shares of time-based restricted stock units had a grant date fair value of $1.3 million and vest over a period of three to five years.  The Company recorded $0.1 million and $0.3 million during the three and six months ended June 30, 2018, respectively, as compensation expense pertaining to these grants.

During the three months ended June 30, 2018, the Company granted 106,578 time-based restricted stock units to certain employees for future services and 300,000 time-based restricted stock units to a consultant for future services.  These shares of time-based restricted stock units had a grant date fair value of $0.7 million and vest immediately to over a period of three years.  The Company recorded $0.2 million during the three months ended June 30, 2018 as compensation expense pertaining to these grants.

During the six months ended June 30, 2018, the Company granted 75,000 time-based restricted stock units to the Company’s Chief Financial Officer pursuant to an employment agreement, dated March 5, 2018.  These shares of time-based restricted stock units had a grant date fair value of $0.2 million and vest over a period of three years.  The Company recorded less than $0.1 million during the three and six months ended June 30, 2018 as compensation expense pertaining to this grant.

During the six months ended June 30, 2018, the Company granted 75,000 time-based restricted stock units to certain employees.  These shares of time-based restricted stock units had a grant date fair value of $0.1 million and vested immediately.  The Company recorded $0.1 million during the six months ended June 30, 2018 as compensation expense pertaining to these grants.

During the six months ended June 30, 2018, the Company issued 843,486 time-based restricted stock units to an employee for a 2017 performance-based bonus pursuant to their employment agreement.  The bonus was paid in restricted stock in the first quarter of 2018, based on the average closing stock price for the 30 days preceding March 1, 2018.  Compensation expense was fully recognized in 2017 related to this grant.

During the three and six months ended June 30, 2017, the Company granted 100,000 time-based restricted stock units to the Company’s Chief Executive Officer pursuant to an employment agreement, dated April 3, 2017.  These shares of time-based restricted stock units had a grant date fair value of $0.4 million and vest over a period of three years.  The Company recorded less than $0.1 million during the each of the three and six months ended June 30, 2018 and 2017 as compensation expense pertaining to this grant.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

During the six months ended June 30, 2017, the Company granted 60,000 time-based restricted stock units to the Company’s former Chief Financial Officer pursuant to an amended employment agreement, dated January 3, 2017.  These shares of time-based restricted stock units had a grant date fair value of $0.3 million and a vesting period of two years.  The Company recorded less than $0.1 million and $0.1 million during the three and six months ended June 30, 2017, respectively, as compensation expense pertaining to this grant.  Upon the former Chief Financial Officer’s departure, these shares were forfeited prior to vesting during the year ended December 31, 2017.  Compensation expense previously recognized was reversed during the year ended December 31, 2017.

Total compensation expense related to time-based restricted stock unit grants for the three months ended June 30, 2018 and 2017 was $0.6 million and $0.2 million, respectively.  Total compensation expense related to time-based restricted stock unit grants for each of the six months ended June 30, 2018 and 2017 was $1.1 million.  Total unrecognized compensation expense related to time-based restricted stock unit grants at June 30, 2018 amounted to $3.4 million and is expected to be recognized over a weighted-average period of 2.5 years.

Performance Stock Units

A summary of the PSUs activity for the six months ended June 30, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in Years)

	(in thousands, except share and per share data)

Unvested - January 1, 2018	2,045,634	$5.83	2.0
Granted	650,000	1.99
Vested	(267,158)	(5.58)
Forfeited or canceled	(252,141)	(7.35)
Unvested - June 30, 2018	2,176,335	$4.54	1.2

During the three and six months ended June 30, 2018, the Company granted 200,000 PSUs to an employee upon their commencement of employment with the Company.  These PSUs had a grant date fair value of $0.4 million, vest over a period of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned.  The Company did not record any compensation expense during the three and six months ended June 30, 2018 as the likelihood of these PSUs being earned was not considered probable.

During the six months ended June 30, 2018, the Company granted 200,000 PSUs to an employee upon their commencement of employment with the Company.  These PSUs had a grant date fair value of $0.5 million, vest over a period of two years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned.  The Company did not record any compensation expense during the three and six months ended June 30, 2018 as the likelihood of these PSUs being earned was not considered probable.

During the six months ended June 30, 2018, the Company granted 250,000 PSUs to a consultant pursuant to their endorsement agreement.  The PSUs had a grant date fair value of $0.5 million, vest over a period of five years and require achievement of certain sales targets within each fiscal year for such PSUs to be earned.  The Company did not record any compensation expense during the three and six months ended June 30, 2018 as the likelihood of these PSUs being earned was not considered probable.

On February 20, 2018, the Compensation Committee voted to approve, on a discretionary basis, vesting of 208,883 PSUs to employees and consultants previously granted during the years ended December 31, 2016 and 2017 subject to achievement of certain of the Company’s performance metrics within each fiscal year.  The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants.  Total compensation expense related to these PSUs of $0.5 million was recorded as operating expenses in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2018.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

During the three and six months ended June 30, 2017, the Company granted 175,000 PSUs to the Company’s Chief Executive Officer pursuant to an employment agreement, dated April 3, 2017.  These PSUs had a grant date fair value of $0.7 million, vest over a period of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned.  The Company recorded $0.2 million in compensation expense during the six months ended June 30, 2018 as the performance metrics were achieved pursuant to fiscal year end results. The Company recorded $0.1 million in compensation expense during each of the three and six months ended June 30, 2018 as the likelihood of these PSUs being earned was considered probable for the current fiscal year.

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

Total compensation expense related to the PSUs for the three months ended June 30, 2018 was $0.1 million.  The Company did not record compensation expense related to the PSUs for the three months ended June 30, 2017.  Total compensation expense related to the PSUs for the six months ended June 30, 2018 and 2017 was $0.8 million and $3.5 million, respectively.

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

The Company paid TCP $0.5 million for services under the Amended TCP Agreement during each of the three and six months ended June 30, 2018 and 2017.  At June 30, 2018 and December 31, 2017, there were no amounts due to TCP for services.

Additionally, in July 2013, the Company entered into a consulting arrangement with an employee of TCP (the “TCP Employee”), pursuant to which the TCP Employee provides legal and other consulting services at the request of the Company from time to time.  The TCP Employee was also issued 125,000 shares of restricted stock, vesting over a four-year period and 180,000 PSUs, vesting over three years in increments of 20% for 2014, 20% for 2015 and 60% for 2016.  In 2016, the TCP employee was granted 200,000 PSUs, vesting over three years in increments of 33.3% for 2017, 33.3% for 2018 and 33.4% for 2019.  In 2018, the TCP employee was granted 150,000 shares of time-based restricted stock units, vesting over a three year period and 300,000 shares of time-based restricted stock units, vesting over a three year period with 25% vesting immediately.  The Company paid the TCP Employee $0.1 million for services under the consulting arrangement during each of the three-month periods ended June 30, 2018 and 2017.  The Company paid the TCP Employee $0.2 million for services under the consulting arrangement during each of the six-month periods ended June 30, 2018 and 2017.  These amounts are included in operating expenses in the Company’s unaudited condensed consolidated financial statements.  At June 30, 2018 and December 31, 2017, less than $0.1 million was due to the TCP Employee.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

Transactions with Tommie Copper, Inc.

The Company entered into an agreement with Tommie Copper, Inc. (“TCI”), an affiliate of TCP, under which the Company received  a fee for facilitating certain distribution arrangements.  The Company recorded $3.1 million of revenue for the three and six months ended June 30, 2018.  At June 30, 2018, the Company recorded a current receivable of $1.0 million from TCI in other current assets and a long-term receivable of $2.1 million from TCI in other assets in the condensed consolidated balance sheets.

Transactions with E.S. Originals, Inc.

A division president of the Company maintains a passive ownership interest in one of the Company’s licensees, E.S. Originals, Inc. (“ESO”).  The Company receives royalties from ESO under license agreements for certain of the Company’s brands in the footwear category.  The Company recorded $1.6 million and $4.0 million of revenue for the three months ended June 30, 2018 and 2017, respectively, for royalties and advertising revenue earned from ESO license agreements.  The Company recorded $3.5 million and $7.7 million of revenue for the six months ended June 30, 2018 and 2017, respectively, for royalties and advertising revenue earned from ESO license agreements.  At June 30, 2018, the Company had $0.9 million recorded as other current assets in the condensed consolidated balance sheets.  At June 30, 2018 and December 31, 2017, the Company had $4.7 million and $7.2 million recorded as accounts receivable from ESO in the condensed consolidated balance sheets, respectively.

In addition, the Company entered into a license-back agreement with ESO under which the Company reacquired the rights to certain international territories in order to re-license these rights to an unrelated party.  The Company recorded less than $0.1 million and $0.1 million in license-back expense for the three and six months ended June 30, 2018, respectively.

Acquisition of FUL

On November 17, 2014, the Company made a strategic investment in FUL IP.  FUL IP is a collaborative investment between the Company and JALP.  FUL IP was formed for the purpose of licensing the FUL trademark to third parties in connection with the manufacturing, distribution, marketing and sale of FUL branded bags, backpacks, duffels, luggage and apparel accessories.  JALP contributed the FUL trademark with a fair value of $8.9 million.  In exchange for a 50.5% economic interest in FUL IP the Company paid JALP $4.5 million.  JALP’s minority member interest in FUL IP has been reflected as noncontrolling interest on the Company’s condensed consolidated balance sheets.  One of the Company’s directors, Mr. Al Gossett, has a partial ownership interest in JALP.  During the three months ended June 30, 2018, the Company sold the FUL trademark and incurred a loss on the sale of the trademark of $2.0 million.  There was $0.7 million of noncontrolling interest loss recorded during the three and six months ended June 30, 2018.  No noncontrolling interest was recorded during the three and six months ended June 30, 2017.

Investment in Available-for-Sale Securities

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

The Intangible Asset Agreement has an initial term commencing at December 4, 2015 and ending on December 31, 2020, provided that the term will automatically be renewed for five additional calendar years ending December 31, 2025 (subject to earlier termination as provided in Ms. Stewart’s employment agreement) if either the aggregate gross licensing revenues (as defined in Ms. Stewart’s employment agreement) for calendar years 2018 through 2020 exceed $195 million or the gross licensing revenues for calendar year 2020 equal or exceed $65 million.    During the term of the Intangible Asset Agreement with the Company, Lifestyle Research Center LLC will be entitled to receive a guaranteed annual payment of $1.7 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company plus reimbursable expenses.  The Company has paid Lifestyle Research Center LLC $0.2 million and less than $0.1 million in connection with other related services during the three months ended June 30, 2018 and 2017, respectively.  The Company has paid Lifestyle Research Center LLC $0.3 million and $0.6 million in connection with other related services during the six months ended June 30, 2018 and 2017, respectively.

During the term of the IP Agreement with the Company, Ms. Stewart will be entitled to receive a guaranteed annual payment of $1.3 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company.  During each of the three months ended June 30, 2018 and 2017, the Company made payments of $0.4 million to Ms. Stewart in connection with the terms of the IP Agreement.    During each of the six months ended June 30, 2018 and 2017, the Company made payments of $0.7 million to Ms. Stewart in connection with the terms of the IP Agreement.  The IP License Agreement is perpetual.

During the three month periods ended June 30, 2018 and 2017, the Company expensed non-cash interest of $0.1 million and $0.1 million, respectively, related to the accretion of the present value of these guaranteed contractual payments.  During the six month periods ended June 30, 2018 and 2017, the Company expensed non-cash interest of $0.2 million and $0.3 million, respectively, related to the accretion of the present value of these guaranteed contractual payments.  At June 30, 2018, there was $6.0 million due under the IP Agreements of which $2.8 million is recorded in accounts payable and accrued expenses and $3.2 million is recorded in other long-term liabilities.  At December 31, 2017, there was $6.4 million due under the IP Agreements of which $2.8 million is recorded in accounts payable and accrued expenses and $3.6 million is recorded in other long-term liabilities.

11.	New Accounting Pronouncements

ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU No. 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”).  ASU 2018-07 aligns the accounting for share-based payment awards to employees and non-employees.  Under ASU 2018-07 the existing employee guidance will apply to nonemployee share-based transactions, except for specific guidance related to the attribution of compensation cost. ASU 2018-07 should be applied to all new awards granted after the date of adoption.

ASU 2018-07 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted.  The Company does not expect the adoption of ASU 2018-02 to have a material impact on the Company’s condensed consolidated financial statements.

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

ASU 2018-02 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company does not expect the adoption of ASU 2018-02 to have a material impact on the Company’s condensed consolidated financial statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

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

ASU No. 2016-02, “Leases”

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). The core principle of ASU 2016-02 is that an entity should recognize on its balance sheet assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease.  In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”)  and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”) to improve certain aspects of ASU 2016-02.

ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the Company’s condensed consolidated financial statements.

12.	Subsequent Events

On August 7, 2018, the Company and certain of its subsidiaries amended its (i) Third Amended and Restated First Lien Credit Agreement (the “New Amended BoA Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto and (ii) the Third Amended and Restated Credit Agreement (the “New Amended FS/KKR Credit Agreement”) with Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto.

The New Amended BoA Credit Agreement provides for several five-year senior secured credit facilities, consisting of (i) Tranche A Term Loans in an aggregate principal amount of $150.0 million (the “Amended Tranche A Loans”), (ii) Tranche A-1 Term Loans in an aggregate principal amount of $70.0 million (the “Amended Tranche A-1 Loans” and, together with the Tranche A Loans, the “Amended BoA Term Loans”) and (iii) revolving credit commitments in the aggregate principal amount of $130.0 million (the “Amended Revolving Credit Commitments” and, the loans under the Revolving Credit Commitments, the “Amended Revolving Loans”). On the Closing Date, the total amount outstanding under the New Amended BoA Credit Agreement was $335.0 million, including (i) $150.0 million of Amended Tranche A Loans, (ii) $70.0 million of Amended Tranche A-1 Loans and (iii) $115.0 million of Amended Revolving Loans.

The loans under the New Amended BoA Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) with respect to the Amended Revolving Loans and the Amended Tranche A Loans (a) the LIBOR rate plus 3.50% per annum or (b) the base rate plus 2.50% per annum and (ii) with respect to the Amended Tranche A-1 Loans (a) the LIBOR rate plus 7.00% per annum or (b) the base rate plus 6.00% per annum. The loans under the New Amended BoA Credit Agreement provide for interest rate reductions if certain leverage ratios are achieved, with minimum interest rates equal to (i) with respect to the Amended Revolving Loans and the Amended Tranche A Loans (a) the LIBOR rate plus 3.00% per annum or (b) the base rate plus 2.00% per annum and (ii) with respect to the Amended Tranche A-1 Loans (a) the LIBOR rate plus 6.00% per annum or (b) the base rate plus 5.00% per annum.  The undrawn portions of the Revolving Credit Commitments are subject to a commitment fee of 0.375% per annum.    The Amended BoA Term Loans will continue to amortize in quarterly installments of $5.0 million.

The New Amended BoA Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the BoA Facility Loan Parties and their subsidiaries. Moreover, the New Amended BoA Credit Agreement contains financial covenants that require the BoA Facility Loan Parties and their subsidiaries to (i) maintain a positive net income, (ii) satisfy a maximum loan to value ratio initially set at 50.0% (applicable to the Amended Revolving Loans and Amended Tranche A Loans) decreasing over the term of the New Amended BoA Credit Agreement until reaching a final maximum loan to value ratio of 42.5% and (iii) satisfy a maximum consolidated first lien leverage ratio, initially set at 3.875:1.00, decreasing over the term of the New Amended BoA Credit Agreement until reaching a final maximum ratio of 2.875:1.00 for the fiscal quarter ending September 30, 2022 and thereafter.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

The New Amended BoA Credit Agreement contains certain customary events of default, including a change of control. If an event of default occurs and is not cured within any applicable grace period or not waived, the Bank of America Agent, at the request of the lenders under the New Amended BoA Credit Agreement, must take various actions, including, without limitation, the acceleration of all amounts due under the New Amended BoA Credit Agreement.

The New Amended FS/KKR Credit Agreement provides for a five and a half-year $314.0 million senior secured term loan facility.

The loans under the New Amended FS/KKR Credit Agreement bear interest, at the Company’s option, at a rate equal to either (i) the LIBOR rate plus 8.75% per annum or (ii) the base rate plus 7.75% per annum.  The loans under the New Amended FS/KKR Credit Agreement will continue to amortize in quarterly installments of approximately $2.1 million.

The New Amended FS/KKR Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the FS/KKR Facility Loan Parties and their subsidiaries. Moreover, the New Amended FS/KKR Credit Agreement contains financial covenants that require the FS/KKR Facility Loan Parties and their subsidiaries to satisfy (i) a maximum consolidated total leverage ratio, initially set at 7.25:1.00, decreasing over the term of the New Amended FS/KKR Credit Agreement until reaching a final maximum ratio of 6.25:1.00 for the fiscal quarter ending September 30, 2022 and thereafter and (ii) a maximum consolidated first lien leverage ratio, initially set at 3.875:1.00, decreasing over the term of the New Amended FS/KKR Credit Agreement until reaching a final maximum ratio of 2.875:1.00 for the fiscal quarter ending September 30, 2022 and thereafter.

The New Amended FS/KKR Credit Agreement contains certain customary events of default, including a change of control. If an event of default occurs and is not cured within any applicable grace period or is not waived, the FS/KKR Agent, at the request of the lenders under the New Amended FS/KKR Credit Agreement, is required to take various actions, including, without limitation, the acceleration of amounts due thereunder.

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

We license our brands to both wholesale and direct-to-retail licensees.  In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory.  In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites.  As of June  30, 2018, we had more than one-hundred twenty-five licensees, with wholesale licensees comprising a significant majority.

Our license agreements typically require a licensee to pay us royalties based upon net sales and, in most cases, contain guaranteed minimum royalties.  Our license agreements also require licensees to support the brands by either paying or spending contractually guaranteed minimum amounts for the marketing and advertising of the respective licensed brands.  As of June  30, 2018, we had contractual rights to receive an aggregate of $340.8 million in minimum royalty and marketing and advertising revenue from our licensees through the balance of the current terms of such licenses, excluding any renewal option periods.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018, for a discussion of our critical accounting policies.  During the six months ended June  30, 2018, there were no material changes to these policies, except for the adoption of ASC 606, “Revenue from Contracts with Customers.”

Results of Operations

Comparison of the Three Months Ended June  30, 2018 to the Three Months Ended June  30, 2017

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Three Months Ended June 30,		Change	Change
	2018	2017	(Dollars)	(Percentage)

	(in thousands, except percentages)

Net revenue	$42,207	$42,144	$63	0.1%
Operating expenses	18,449	17,900	549	3.1%
Loss on sale of asset	1,975	-	1,975	100.0%
Income from operations	21,783	24,244	(2,461)	(10.2%)
Other expense	31	1,801	(1,770)	(98.3%)
Interest expense, net	15,647	14,877	770	5.2%
Income before income taxes	6,105	7,566	(1,461)	(19.3%)
Provision for income taxes	1,416	3,115	(1,699)	(54.5%)
Net income	4,689	4,451	238	5.3%
Net income attributable to noncontrolling interests	(1,102)	(1,921)	819	(42.6%)
Net income attributable to Sequential Brands Group, Inc. and Subsidiaries	$3,587	$2,530	$1,057	(41.8%)

Net revenue.  Net revenue for the three months ended June 30, 2018 remained relatively flat as compared to the three months ended June 30, 2017.  The period over period changes in net revenue were primarily driven by lower revenues due to the impact of ASC 606 and decreases in Martha Stewart due to the expiration of legacy contracts and the absence of FUL and Revo revenue due to the sale of the trademarks during the three months ended June 30, 2018, offset by revenue earned for facilitating certain distribution arrangements in the second quarter of 2018.  Net revenue for the three months ended June 30, 2018 consists primarily of licensing revenue earned from our license agreements relating to the Martha Stewart,  Jessica Simpson, GAIAM, Avia, AND1,  Joe’s Jeans and Ellen Tracy brands.  Net revenue for the three months ended June  30, 2017 consists primarily of licensing revenue earned from our license agreements relating to the Martha Stewart,  Jessica Simpson, GAIAM, Avia, AND1,  Joe’s Jeans and Ellen Tracy brands.

Operating expenses. Operating expenses increased $0.5 million for the three months ended June 30, 2018 to $18.4 million compared to $17.9 million for the three months ended June 30, 2017.  This increase was primarily driven by increased advertising costs of $1.4 million and severance costs of $0.2 million offset by decreased expenses related to Martha & Snoop’s Potluck Dinner Party show of $1.0 million and lower professional fees of $0.1 million.

Loss on sale of asset.  During the three months ended June 30, 2018, the Company recorded a loss on sale of asset of $2.0 million related to the sale of the FUL trademark on May 30, 2018.

Other expense.  Other expense during the three months ended June 30, 2018 consists of immaterial items.  Other expense during the three months ended June 30, 2017 consists of a $1.9 million loss recorded in connection with the sale of available-for-sale securities offset by MSLO pre-acquisition sales tax refunds of $0.1 million.

Interest expense, net.  The period-over-period increase in interest expense, net of $0.8 million is primarily due to an increase in interest incurred under our loan agreements.  Interest expense during the three months ended June 30, 2018 includes interest incurred under our loan agreements of $14.5 million, non-cash interest related to the amortization of deferred financing costs of $0.9 million and non-cash interest of $0.2 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions.  Interest expense, net during the three months ended June  30, 2017 includes interest incurred under our loan agreements of $13.7 million, non-cash interest related to the amortization of deferred financing costs of $1.0 million and non-cash interest of $0.2 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions.

Income taxes.  The provision for income taxes for the three months ended June 30, 2018 differs from the statutory rate primarily for state, local and foreign jurisdiction taxes offset by benefits from taxes attributable to noncontrolling interest and further increased by a provision, discrete to the second quarter, related to vested restricted stock and cancelled stock options.  The provision for income taxes for the three months ended June 30, 2017 represents the non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes and taxes for state, local and foreign jurisdictions.

Noncontrolling interests.  Noncontrolling interests for the three months ended June 30, 2018 represents net income allocations of $1.7 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson), $0.2 million to Elan Polo International, Inc., a member of DVS LLC, and net loss allocation of $0.7 million to JALP.  Noncontrolling interests for the three months ended June 30, 2017 represents net income allocations of $1.8 million to With You, Inc. and $0.1 million to Elan Polo International, Inc.

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Six Months Ended June 30,		Change	Change
	2018	2017	(Dollars)	(Percentage)

	(in thousands, except percentages)

Net revenue	$80,311	$81,544	$(1,233)	(1.5%)
Operating expenses	36,499	41,308	(4,809)	(11.6%)
Loss on sale of assets	7,117	-	7,117	100.0%
Income from operations	36,695	40,236	(3,541)	(8.8%)
Other (income) expense	(104)	1,767	(1,871)	(105.9%)
Interest expense, net	31,039	29,363	1,676	5.7%
Income before income taxes	5,760	9,106	(3,346)	(36.7%)
Provision for income taxes	1,375	3,700	(2,325)	(62.8%)
Net income	4,385	5,406	(1,021)	(18.9%)
Net income attributable to noncontrolling interests	(3,062)	(4,056)	994	(24.5%)
Net income attributable to Sequential Brands Group, Inc. and Subsidiaries	$1,323	$1,350	$(27)	2.0%

Net revenue.  The decrease in net revenue for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 is primarily attributable to the impact of the adoption of ASC 606 resulting in lower revenues, decreases in the Martha Stewart brand due to the expiration of legacy contracts, and the absence of FUL and Revo revenue in the second quarter 2018 due to the sale of the trademarks offset by revenue earned for facilitating certain distribution arrangements included in 2018.  Net revenue for the six months ended June 30, 2018 consists primarily of licensing revenue earned from our license agreements relating to the Martha Stewart,  Jessica Simpson, GAIAM, Avia, AND1,  Joe’s Jeans and Ellen Tracy brands.  Net revenue for the six months ended June 30, 2017 consists primarily of licensing revenue earned from our license agreements relating to the Martha Stewart,  Jessica Simpson, GAIAM, Avia, AND1,  Joe’s Jeans and Ellen Tracy brands.

Operating expenses. Operating expenses decreased $4.8 million for the six months ended June 30, 2018 to $36.5 million compared to $41.3 million for the six months ended June 30, 2017.  This decrease was primarily driven by the absence of $6.7 million severance costs in connection with the Company’s CEO transition and $1.0 million of expenses related to Martha & Snoop’s Potluck Dinner Party show offset by increased advertising costs of $2.7 million and severance costs of $0.2 million.

Loss on sale of assets.  During the six months ended June 30, 2018, the Company recorded a loss on sale of assets of $7.1 million related to the sale of the Revo trademark on April 19, 2018, recognized during the first quarter of 2018, and the FUL trademark on May 30, 2018.

Other (income) expense.  Other (income) during the six months ended June 30, 2018 consists of immaterial items.  Other expense during the six months ended June 30, 2017 consists of a $1.9 million loss recorded in connection with the sale of available-for-sale securities offset by MSLO pre-acquisition sales tax refunds.

Interest expense, net.  The period-over-period increase in interest expense, net of $1.7 million is primarily due to an increase in interest incurred under our loan agreements.  Interest expense, net during the six months ended June 30, 2018 includes interest incurred under our loan agreements of $28.8 million, non-cash interest related to the amortization of deferred financing costs of $1.9 million and non-cash interest of $0.4 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions.  Interest expense, net during the six months ended June 30, 2017 includes interest incurred under our loan agreements of $26.9 million, non-cash interest related to the amortization of deferred financing costs of $2.0 million and non-cash interest of $0.5 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions.

Income taxes.  The provision for income taxes for the six months ended June 30, 2018  differs from the statutory rate primarily for state, local and foreign jurisdiction taxes offset by benefits from taxes attributable to noncontrolling interest and increased by provisions, discrete to the first and second quarters, related to vested restricted stock and cancelled stock options. The provision for income taxes for the six months ended June 30, 2017 represents the non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes and taxes for state, local and foreign jurisdictions.

Noncontrolling interest.  Noncontrolling interest for the six months ended June 30, 2018 represents net income allocations of $3.5 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson), $0.3 million to Elan Polo International, Inc., a member of DVS LLC, and net loss allocation of $0.7 million to JALP.  Noncontrolling interest for the six months ended June 30, 2017 represents net income allocations of $3.8 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson) and $0.3 million to Elan Polo International, Inc., a member of DVS LLC.

Liquidity and Capital Resources

As of June 30, 2018, we had cash on hand, including restricted cash, of $15.6 million and a net working capital balance (defined below) of $33.9 million.  Additionally, we had outstanding debt obligations under our loan agreements of $629.9 million, which is presented net of $12.2 million of deferred financing fees in the condensed consolidated balance sheets.  As of December 31, 2017, we had cash on hand, including restricted cash, of $20.4 million and a net working capital balance (defined below) of $32.1 million.  Additionally, we had outstanding debt obligations under our loan agreements of $644.7 million, which is presented net of $14.1 million of deferred financing fees in the condensed consolidated balance sheets.  Net working capital is defined as current assets minus current liabilities, excluding restricted cash.  Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity.  See Note 7 to our condensed consolidated financial statements for a description of certain financing transactions consummated by us.  There are no material capital expenditure commitments as of June  30, 2018.

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

Cash Flows from Operations

Cash flows from operations for operating, financing and investing activities for the six months ended June 30, 2018 and 2017 are summarized in the following table:

	Six Months Ended June 30,
	2018	2017

	(in thousands)

Operating activities	$16,724	$16,041
Investing activities	478	5,305
Financing activities	(21,995)	(20,745)
Net (decrease) increase in cash and restricted cash	$(4,793)	$601

Operating Activities

Net cash provided by operating activities increased $0.7 million to $16.7 million for the six months ended June 30, 2018 as compared to $16.0 million for the six months ended June 30, 2017.    The $0.7 million increase was primarily attributable to more favorable changes in deferred revenue of $2.5 million, accounts payable, accrued expenses, and other liabilities of $2.2 million, accounts receivable of $0.9 million and non-cash expenses of $0.7 million partially offset by a decrease in net income of $1.0 million and less favorable changes in prepaid expenses and other assets of $4.6 million period-over-period.

Investing Activities

Net cash provided by investing activities decreased $4.8 million to $0.5 million for the six months ended June 30, 2018 compared to net cash provided by investing activities of $5.3 million for the six months ended June 30, 2017.  This decrease is driven primarily by $3.7 million of cash used for purchases of property and equipment during the six months ended June 30, 2018 compared to $0.2 million during the six months ended June 30, 2017.  The increase in cash used for purchases of property and equipment was primarily related to leasehold improvements as we reconfigured and reduced our office space at the Company’s headquarters.  During the six months ended June 30, 2018, we sold the FUL and Revo trademarks and received cash proceeds of $4.4 million.  During the six months ended June 30, 2017, we sold our available-for-sale securities for $5.8 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2018 increased $1.3 million to $22.0 million as compared to $20.7 million for the six months ended June 30, 2017.  During the six months ended June 30, 2018, we made principal payments of $14.8 million under our loan agreements in accordance with contractual terms and $4.2 million of distributions to certain noncontrolling interest partners.  During the six months ended June 30, 2017, we made principal payments of $14.2 million under our loan agreements in accordance with contractual terms and $4.2 million of distributions to certain noncontrolling interest partners.  During the six months ended June 30, 2018, we repurchased common stock from employees for tax withholding purposes related to the vesting of restricted stock of $2.0 million as compared to $1.1 million during the six months ended June 30, 2017.

Debt

As of June 30, 2018, we were party to a Third Amended and Restated First Lien Credit Agreement with Bank of America, N.A. as administrative and collateral agent (the “Amended BoA Credit Agreement”) and a Third Amended and Restated Credit Agreement with Wilmington Trust, National Association as administrative agent and collateral agent (the “FS/KKR Credit Agreement”), referred to as our loan agreements.  Refer to Note 7 to our condensed consolidated financial statements for a discussion of our borrowings and the terms of these debt facilities.  As of June 30, 2018 and December 31, 2017, our long-term debt, including current portion, was $629.9 million and $644.7 million, which is presented net of $12.2 million and $14.1 million of deferred financing fees, respectively, in the condensed consolidated balance sheets.  As of June 30, 2018 and December 31, 2017, we had $1.5 million and $5.5 million, respectively, of availability under the current revolving credit facility (the “Revolving Credit Facility”), subject to meeting certain leverage ratios.  We may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.33:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 2.50:100 and (b) with respect to any other increase, 2.40:1.00, subject to the satisfaction of certain conditions in the Amended BoA Credit Agreement.  We may request one or more additional term loan facilities or the increase of term loan commitments under the FS/KKR Credit Agreement as would not cause the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, subject to the satisfaction of certain conditions in the FS/KKR Credit Agreement.  We made $14.8 million of principal repayments under our loan agreements during the six months ended June 30, 2018.

On August 7, 2018, the Company and certain of its subsidiaries amended its (i) Third Amended and Restated First Lien Credit Agreement with Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto and (ii) the Third Amended and Restated Credit Agreement with Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto.   Refer to Note 12 to our condensed consolidated financial statements for a discussion of our borrowings and the amended terms of these debt facilities.

Contractual Obligations

On February 21, 2017, we amended the lease of our corporate headquarters, which extends the lease through December 31, 2033 and effective in February 2018, lowers the rented square footage to approximately 63,000 square feet of corporate office space and 7,000 square feet of other rentable space.  On January 12, 2018, we further amended the lease of our corporate headquarters, effective in February 2018, to increase the rented square footage by approximately 12,300 square feet.  Our contractual obligation as of June 30, 2018 for the amended lease is summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Corporate Headquarters Lease	$85,086	$2,750	$11,001	$11,001	$60,334

Off-Balance Sheet Arrangements

At June  30, 2018 and December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our earnings may also be affected by changes in LIBOR interest rates as a result of our loan agreements.  As further discussed in Notes  3 and 7 to our accompanying unaudited condensed consolidated financial statements, we have entered into interest rate caps to mitigate the effects of a change in LIBOR interest rates.  An increase in LIBOR interest rates of one percent affecting the loan agreements would not have had a material effect on our results of operations during the three and six months ended June  30, 2018 and 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June  30, 2018, the end of the period covered by this report.  Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June  30, 2018 such that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June  30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Cautionary Statements and Risk Factors

This Quarterly Report contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018.   There have been no material changes to such risk factors during the six months ended June  30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities during the three months ended June  30, 2018.

During the three months ended June 30, 2018, we repurchased 42,669 shares of our common stock from employees for tax withholding purposes related to the vesting of restricted stock.  We do not currently have in place a repurchase program with respect to our common stock.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Apr 1 - 30	39,043	$ 1.94	N/A	N/A

May 1 - 31	3,626	$ 1.83	N/A	N/A

Jun 1 - 30	-	$ -	N/A	N/A

Total	42,669		-	-

(1) During the second quarter of 2018,  42,669 shares were purchased from employees for tax withholding purposes related to the vesting of restricted stock.  All shares were purchased other than through a repurchase plan or program.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

10.1

First Amendment to Third Amended and Restated First Lien Credit Agreement, dated as of August 7, 2018, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto.  Incorporated by reference to Exhibit 10.1 to Sequential Brands Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2018.

10.2

First Amendment to Third Amended and Restated Credit Agreement, dated as of August 7, 2018, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto.  Incorporated by reference to Exhibit 10.2 to Sequential Brands Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2018.

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

SEQUENTIAL BRANDS GROUP, INC.

Date: August 9, 2018	/s/ Peter Lops
By: Peter Lops
Title: Chief Financial Officer (Principal Financial and Accounting Officer)