Form 10-Q
period 2018-09-30
Sequential Brands Group, Inc.
filed 2018-11-09
CIK 1648428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☒

Non-accelerated filer ☐   Smaller reporting company ☐Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 2, 2018, the registrant had 64,285,289 shares of common stock, par value $0.01 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Note 2)
Assets
Current Assets:
Cash	$12,052	$18,902
Restricted cash	2,027	1,531
Accounts receivable, net	63,531	60,102
Prepaid expenses and other current assets	11,927	8,635
Total current assets	89,537	89,170

Property and equipment, net	9,430	7,035
Intangible assets, net	965,360	995,170
Other assets	10,902	5,836
Total assets	$1,075,229	$1,097,211

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$15,179	$19,126
Current portion of long-term debt	28,300	28,300
Current portion of deferred revenue	11,143	8,102
Total current liabilities	54,622	55,528

Long-term debt, net of current portion	588,226	602,297
Long-term deferred revenue, net of current portion	9,130	11,845
Deferred income taxes	61,417	67,799
Other long-term liabilities	13,334	6,204
Total liabilities	726,729	743,673

Commitments and Contingencies

Equity:
Preferred stock Series A, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized; 65,934,552 and 63,652,721 shares issued at September 30, 2018 and December 31, 2017, respectively, and 64,277,335 and 63,227,727 shares outstanding at September 30, 2018 and December 31, 2017, respectively	656	635
Additional paid-in capital	513,439	508,444
Accumulated other comprehensive (loss) income	(67)	80
Accumulated deficit	(232,531)	(225,369)
Treasury stock, at cost; 1,657,217 and 424,994 shares at September 30, 2018 and December 31, 2017, respectively	(4,217)	(1,799)
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	277,280	281,991
Noncontrolling interests	71,220	71,547
Total equity	348,500	353,538
Total liabilities and equity	$1,075,229	$1,097,211

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net revenue	$40,771	$39,025	$121,082	$120,569
Operating expenses	23,515	16,071	60,014	57,379
Impairment charges	17,899	36,505	17,899	36,505
Loss on sale of assets	-	-	7,117	-
(Loss) income from operations	(643)	(13,551)	36,052	26,685
Other (income) expense	(31)	(214)	(135)	1,553
Interest expense, net	15,635	15,237	46,674	44,600
Loss before income taxes	(16,247)	(28,574)	(10,487)	(19,468)
Benefit from income taxes	(8,213)	(3,842)	(6,838)	(142)
Net loss	(8,034)	(24,732)	(3,649)	(19,326)
Net (income) loss attributable to noncontrolling interests	(1,581)	552	(4,643)	(3,504)
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(9,615)	$(24,180)	$(8,292)	$(22,830)

Loss per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic and diluted	$(0.15)	$(0.38)	$(0.13)	$(0.36)

Weighted-average common shares outstanding:
Basic and diluted	63,911,481	62,998,944	63,578,121	62,796,716

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Sequential Brands Group, Inc. and Subsidiaries Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity	Interests	Equity
Balance at January 1, 2018	-	$-	63,652,721	$635	$508,444	$80	$(225,369)	(424,994)	$(1,799)	$281,991	$71,547	$353,538
Cumulative effect of revenue recognition accounting change	-	-	-	-	-	-	1,130	-	-	1,130	355	1,485
Stock-based compensation	-	-	1,438,345	13	3,503	-	-	-	-	3,516	-	3,516
Shares issued under stock incentive plan	-	-	843,486	8	1,492	-	-	-	-	1,500	-	1,500
Unrealized loss on available-for-sale securities	-	-	-	-	-	(277)	-	-	-	(277)	-	(277)
Unrealized gain on interest rate cap	-	-	-	-	-	130	-	-	-	130	-	130
Repurchase of common stock	-	-	-	-	-	-	-	(1,232,223)	(2,418)	(2,418)	-	(2,418)
Noncontrolling interest distributions	-	-	-	-	-	-	-	-	-	-	(5,325)	(5,325)
Net income attributable to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	4,643	4,643
Net income attributable to common stockholders	-	-	-	-	-	-	(8,292)	-	-	(8,292)	-	(8,292)
Balance at September 30, 2018	-	$-	65,934,552	$656	$513,439	$(67)	$(232,531)	(1,657,217)	$(4,217)	$277,280	$71,220	$348,500

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2018	2017

Cash Flows From Operating Activities
Net loss	$(3,649)	$(19,326)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debts	30	381
Depreciation and amortization	2,332	3,544
Stock-based compensation	3,516	5,342
Amortization of deferred financing costs	3,145	2,918
Loss on debt extinguishment	148	-
Impairment of trademarks	17,899	36,505
Income from equity method investment	(31)	(22)
Loss on disposal of property and equipment	-	2
Realized loss on sale of available-for-sale securities	-	1,916
Loss on sale of assets	7,117	-
Deferred income taxes	(6,845)	(447)
Changes in operating assets and liabilities:
Accounts receivable	2,876	2,182
Prepaid expenses and other assets	(8,474)	(3,055)
Accounts payable and accrued expenses	(2,548)	(4,552)
Deferred revenue	(4,061)	(7,361)
Other liabilities	8,655	1,233
Cash Provided By Operating Activities	20,110	19,260

Cash Flows From Investing Activities
Investments in intangible assets, including registration and renewal costs	(210)	(280)
Proceeds from sale of available-for-sale securities	-	5,757
Purchases of property and equipment	(4,053)	(1,183)
Proceeds from sale of property and equipment	-	2
Proceeds from sale of trademarks	4,356	-
Cash Provided By Investing Activities	93	4,296

Cash Flows From Financing Activities
Proceeds from long-term debt	107,607	-
Payment of long-term debt	(110,381)	(21,225)
Stock registration costs	-	(20)
Guaranteed payments in connection with acquisitions	(1,450)	(1,950)
Deferred financing costs	(14,590)	-
Repurchases of common stock	(2,418)	(1,146)
Noncontrolling interest distributions	(5,325)	(5,827)
Cash Used In Financing Activities	(26,557)	(30,168)

Cash and Restricted Cash:
Net Decrease In Cash and Restricted Cash	(6,354)	(6,612)
Balance — Beginning of period	20,433	20,654
Balance — End of period	$14,079	$14,042

Supplemental Disclosures Of Cash Flow Information
Cash paid for:
Interest	$44,173	$41,697
Taxes	$74	$90

Non-cash Investing And Financing Activities
Accrued purchases of property and equipment at period end	$26	$189
Unrealized loss on available-for-sale securities during the period	$277	$-
Unrealized gain (loss) on interest rate cap, net during the period	$130	$(362)
Receivable for sale of trademark rights	$-	$500

See Notes to Condensed Consolidated Financial Statements.

1.	Organization and Nature of Operations

Overview

Sequential Brands Group, Inc. (the “Company”) owns a portfolio of consumer brands in the fashion, active and home categories.  The Company aims to maximize the strategic value of its brands by promoting, marketing and licensing its global brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories.  The Company’s core strategy is to enhance and monetize the global reach of its existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify its portfolio of brands.  The Company licenses brands to both wholesale and direct-to-retail licensees.  In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory.  In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites.  As of September  30, 2018, the Company had more than one-hundred thirty-five licensees, with wholesale licensees comprising a significant majority.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 16, 2018, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2017, 2016 and 2015.  The financial information as of December 31, 2017 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The interim results for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

The Company disaggregates its revenue into two categories: licensing agreements and other, which is comprised of revenue from sources such as editorial content for books, television sponsorships, sales commissions and vendor placement commissions.

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

Commission revenues and vendor placement commission revenues are recorded in the period the commission is earned.

The Company entered into a transaction with a media company for which it receives advertising credits as part of the consideration exchanged.  These transactions are recorded at the estimated fair value of the advertising credits received, as their fair value is deemed more readily determinable than the fair value of the trademark licensing right provided by the Company, in accordance with ASC 845, Nonmonetary Transactions. The fair value of the advertising credits are recorded as revenue and in other assets when earned, and expensed when the advertising credits are utilized.   The Company recorded $1.2 million and $1.6 million of revenue for the three and nine months ended September 30, 2018 related to the advertising credits.  The Company recorded revenue of $0.8 million for the three and nine months ended September 30, 2017 related to the advertising credits.  The Company recorded $0.6 million and $0.8 million of expense related to the advertising credits utilized for the three and nine months ended September 30, 2018.    The Company did not record any expense related to the advertising credits for the three and nine months ended September 30, 2017 as they had not yet been utilized.

Restricted Cash

Restricted cash consists of cash deposited with a financial institution required as collateral for the Company’s cash-collateralized letter of credit facilities.

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees and other customers and its evaluation of their creditworthiness, payment history and account aging.  Accounts receivable balances deemed to be uncollectible are written off after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $0.5 million and $0.6 million as of September 30, 2018 and December 31, 2017, respectively.

The Company’s accounts receivable, net amounted to $63.5 million and $60.1 million as of September 30, 2018 and December 31, 2017, respectively.  Three licensees accounted for approximately 43%  (21%,  12%, and 10%) of the Company’s total consolidated accounts receivable balance as of September 30, 2018 and three licensees accounted for approximately 53% (25%, 15% and 13%) of the Company’s total consolidated accounts receivable balance as of December 31, 2017.  The Company does not believe the accounts receivable balance from these licensees represents a significant collection risk based on past collection experience.

Investments

The Company had marketable securities that were classified as available-for-sale securities under ASC 320, Investments – Debt and Equity Securities.  Such available-for-sale securities are reported at fair value in the condensed consolidated balance sheets and, at the time of purchase, were reported in the unaudited condensed consolidated statements of cash flows as an investing activity.  The Company reviewed its available-for-sale securities at each reporting period to determine whether a decline in fair value is other-than-temporary.  Any decline in fair value that was determined to be other-than-temporary would result in an adjustment for an impairment charge in the accompanying unaudited condensed consolidated statements of operations.  The primary factors the Company considers in its determination are (i) the length of time that the fair value of the available-for-sale security is below the Company’s carrying value, (ii) the financial condition and operating performance of the available-for-sale security, (iii) the reason for decline in fair value and (iv) the Company’s intent and ability to hold the investment in available-for-sale security for a period of time sufficient to allow for a recovery in fair value.  Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific-identification basis.  The Company did not hold any material investments at September 30, 2018 or December 31, 2017.

Equity Method Investment

For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation, the Company uses the equity method of accounting.  On July 1, 2016, the Company acquired a 49.9% noncontrolling interest in Gaiam Pty. Ltd. in connection with its acquisition of Gaiam Brand Holdco, LLC, which is included in other assets in the condensed consolidated balance sheets.  The Company’s share of earnings from its equity method investee, which was not material for the three and nine months ended September 30, 2018 and 2017, is included in other income in the unaudited condensed consolidated statements of operations.

The Company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investment may not be recoverable.  The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other-than-temporary.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. The Company does not have any goodwill reported on its consolidated balance sheets at September 30, 2018 and December 31, 2017.

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

During the quarter ended September 30, 2018, the Company recorded non-cash impairment charges of $17.9 million for indefinite-lived intangible assets related to the trademarks of two of the Company’s non-core brands: Caribbean Joe and Ellen Tracy.  The impairments arose due to reduced growth expectations and the impact of licensee transitions for these brands.  During the quarter ended September 30, 2017, the Company recorded non-cash impairment charges of $36.5 million for indefinite-lived intangible assets related to the trademarks of five of the Company’s non-core brands: Caribbean Joe, Revo, Franklin Mint, Nevados, and FUL.  The impairments arose due to reduced contractual minimums or reduced sales forecasts in key distribution channels for these brands.  Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows.  These charges are included in impairment charges in the unaudited condensed consolidated statements of operations.  See Note 3 and Note 6 for further information.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118 which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act ("TCJA"). The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying “ASC Topic 740”, Income Taxes in the reporting period in which the TCJA was enacted. SAB No. 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No. 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB No. 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.  The Company’s accounting for certain elements of the TCJA was incomplete as of the period ended December 31, 2017. However, the Company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items at December 31, 2017.

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

Earnings Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to Sequential Brands Group, Inc. and Subsidiaries by the weighted-average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the reporting period, including stock options, PSUs and warrants, using the treasury stock method, and convertible debt, using the if-converted method.  Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive.  The shares used to calculate basic and diluted EPS consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Basic weighted-average common shares outstanding	63,911,481	62,998,944	63,578,121	62,796,716
Warrants	-	-	-	-
Stock options	-	-	-	-
Performance based restricted stock	-	-	-	-
Unvested restricted stock	-	-	-	-
Diluted weighted-average common shares outstanding	63,911,481	62,998,944	63,578,121	62,796,716

 The computation of diluted EPS for the three and nine months ended September 30, 2018 and 2017 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Warrants	-	801,760	-	801,760
Stock options	-	84,000	-	84,000
Performance based restricted stock	31,162	-	49,202	-
Unvested restricted stock	328,353	972,355	995,568	972,355
Total	359,515	1,858,115	1,044,770	1,858,115

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash, restricted cash and accounts receivable.  Cash is held to meet working capital needs and future acquisitions.  Restricted cash is pledged as collateral for a comparable amount of irrevocable standby letters of credit for certain of the Company’s leased properties.  Substantially all of the Company’s cash and restricted cash are deposited with high quality financial institutions.  At times, however, such cash and restricted cash may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.  The Company has not experienced any losses in such accounts as of September 30, 2018.

Concentration of credit risk with respect to accounts receivable is minimal due to the collection history.  The Company performs periodic credit evaluations of its customers’ financial condition.  The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable.

Customer Concentrations

The Company recorded net revenues of $40.8 million and $39.0 million during the three months ended September 30, 2018 and 2017, respectively.  During the three months ended September 30, 2018, two licensees represented at least 10% of net revenue, accounting for 15% and 10% of the Company’s net revenue.  During the three months ended September 30, 2017, three licensees represented at least 10% of net revenue, accounting for 12%,  11%, and 10% of the Company’s net revenue.

The Company recorded net revenues of $121.1 million and $120.6 million during the nine months ended September 30, 2018 and 2017, respectively.  During the nine months ended September 30, 2018, two licensees represented at least 10% of net revenue, accounting for 13% and 10% of the Company’s net revenue.  During the nine months ended September 30, 2017, three licensees represented at least 10% of net revenue, accounting for 11%,  11%, and 10% of the Company’s net revenue.

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

Noncontrolling Interest

Noncontrolling interest recorded for the three and nine months ended September 30, 2018 represents income allocations to Elan Polo International, Inc., a member of DVS Footwear International, LLC, With You, Inc., a member of With You LLC (the partnership between the Company and Jessica Simpson) and JALP, LLC (“JALP”), a member of FUL IP Holdings, LLC (“FUL IP”).  Noncontrolling interest recorded for the three and nine months ended September 30, 2017 represents income allocations to Elan Polo International, Inc., With You, Inc. and JALP.

Reportable Segment

An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker (the “CODM”) to make decisions about resources to be allocated to the segment and assess its performance.  Operating segments may be aggregated only to a limited extent.  The Company’s CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of making operating decisions and assessing financial performance.  Accordingly, the Company has determined that it has a single operating and reportable segment.  In addition, the Company has no foreign offices or any assets in foreign locations.  The majority of the Company’s operations consist of a single revenue stream, which is the licensing of its trademark portfolio, with additional revenues derived from television, book, café operations and certain commissions.

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

During the three months ended September 30, 2018, the Company recorded non-cash impairment charges of $17.9 million for indefinite-lived intangible assets related to the trademarks of two of the Company’s non-core brands: Ellen Tracy and Caribbean Joe.   The impairments arose due to reduced growth expectations and the impact of licensee transitions for these brands.    Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows, a Level 3 measurement within the fair value hierarchy.  The following table shows the change in indefinite-lived intangible assets for the nine months ended September 30, 2018 (in thousands):

Balance at January 1, 2018	$990,677
Additions	199
Impairment charges	(17,899)
Sale of trademarks	(11,170)
Ending balance at September 30, 2018	$961,807

During the three months ended September 30, 2017, the Company recorded non-cash impairment charges of $36.5 million for indefinite-lived intangible assets related to the trademarks of five of the Company’s non-core brands: Caribbean Joe,  Revo,  Franklin Mint,  Nevados, and FUL.  Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows, a Level 3 measurement within the fair value hierarchy.  The impairments arose due to reduced contractual minimums or reduced sales forecasts in key distribution channels for these brands.  When an intangible asset’s useful life is no longer considered to be indefinite, it must be amortized over the remaining period that it is expected to contribute to cash flows. The Company determined that certain trademarks which had been impaired during the three months ended September 30, 2017 should no longer be classified as indefinite-lived intangible assets.  The following table shows the change in indefinite-lived intangible assets for the year ended December 31, 2017 (in thousands):

Balance at January 1, 2017	$1,025,260
Additions	2,383
Impairment charges	(36,505)
Reclassified to finite-lived intangible assets	(461)
Ending balance at December 31, 2017	$990,677

As of September 30, 2018 and December 31, 2017, there were no assets or liabilities that are required to be measured at fair value on a recurring basis, except for interest rate caps and Legacy Payments (as defined below) to Ms. Martha Stewart.  The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at September 30, 2018 and December 31, 2017:

		Carrying Value		Fair Value
Financial Instrument	Level	9/30/2018	12/31/2017	9/30/2018	12/31/2017
		(in thousands)
Interest rate caps	2	$542	$1,239	$542	$1,239
2016 Term Loans	2	$526,925	$551,913	$524,176	$542,655
2016 Revolving Loan	2	$115,000	$92,787	$114,837	$92,389
Legacy Payments	3	$2,479	$2,256	$2,479	$2,256

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

The components of the 2016 Cap Agreements as of September 30, 2018 are as follows:

	Notional Value	Derivative Asset	Derivative Liability

	(in thousands)

LIBOR based loans	$500,000	$249	$-

For purposes of this fair value disclosure, the Company based its fair value estimate for the 2016 Term Loans and 2016 Revolving Loan (each, as defined in Note 7 – both under and prior to the amendment) on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the loan agreements based on interest rates as of September 30, 2018 and December 31, 2017 for debt with similar risk characteristics and maturities.

In connection with the acquisition of Martha Stewart Living Omnimedia (“MSLO”), beginning with calendar years commencing on or after January 1, 2026, the Company will pay Ms. Stewart three and one-half percent (3.5%) of Gross Licensing Revenues (as defined in Ms. Stewart’s employment agreement) for each such calendar year for the remainder of Ms. Stewart’s life (with a minimum of five (5) years of payments, to be made to Ms. Stewart’s estate if Ms. Stewart dies before December 31, 2030) (the “Legacy Payments”).  The Company recorded $0.1 million of accretion during each of the three months ended September 30, 2018 and 2017 and $0.2 million during each of the nine months ended September 30, 2018 and 2017 related to the Legacy Payments and recorded the expense within interest expense, net in the unaudited condensed consolidated statements of operations.

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

The impact to revenue for the three and nine months ended September 30, 2018 was a decrease of $0.5 million and $2.5 million, respectively, due to the adoption of ASC 606.  The impact to the benefit from income taxes for the three and nine months ended September 30, 2018 was a decrease of $0.2 million and $0.6 million, respectively, due to the adoption of ASC 606.  The tables below summarize the impact of the adoption on the condensed consolidated statements  of operations for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,
	2018
	(in thousands)
	As Reported	Adjustments due to ASC 606	Under previous guidance (ASC 605)

Net revenue	$40,771	$(464)	$41,235
Operating expenses	23,515	-	23,515
Impairment charges	17,899	-	17,899
Loss from operations	(643)	(464)	(179)
Other income	(31)	-	(31)
Interest expense, net	15,635	-	15,635
Loss before income taxes	(16,247)	(464)	(15,783)
Benefit from income taxes	(8,213)	(155)	(8,058)
Net loss	(8,034)	(309)	(7,725)
Net income attributable to noncontrolling interests	(1,581)	4	(1,585)
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(9,615)	$(305)	$(9,310)

Loss per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic and diluted	$(0.15)	$(0.00)	$(0.15)

Weighted-average common shares outstanding:
Basic and diluted	63,911,481	63,911,481	63,911,481

	Nine Months Ended September 30,
	2018
	(in thousands)
	As Reported	Adjustments due to ASC 606	Under previous guidance (ASC 605)

Net revenue	$121,082	$(2,509)	$123,591
Operating expenses	60,014	-	60,014
Impairment charges	17,899	-	17,899
Loss on sale of assets	7,117	-	7,117
Income from operations	36,052	(2,509)	38,561
Other income	(135)	-	(135)
Interest expense, net	46,674	-	46,674

Loss before income taxes	(10,487)	(2,509)	(7,978)
Benefit from income taxes	(6,838)	(577)	(6,261)
Net loss	(3,649)	(1,932)	(1,717)
Net income attributable to noncontrolling interests	(4,643)	184	(4,827)
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(8,292)	$(1,748)	$(6,544)

Loss per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic and diluted	$(0.13)	$(0.03)	$(0.10)

Weighted-average common shares outstanding:
Basic and diluted	63,578,121	63,578,121	63,578,121

Disaggregated Revenue

The following table presents revenue disaggregated by source for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
	(in thousands)

Licensing Agreements	$37,669	$112,995
Other	3,102	8,087
Total	$40,771	$121,082

The Company has entered into various license agreements that provide revenues in exchange for use of the Company’s IP.  Licensing agreements are the Company’s primary source of revenue.  The Company also derives revenue from other sources such as editorial content for books, television sponsorships, commissions and vendor placement commissions.

Contract Balances

Contract assets represent unbilled receivables and are presented within accounts receivable, net on the condensed consolidated balance sheets.  Contract liabilities represent unearned revenues and are presented within the current portion of deferred revenue on the condensed consolidated balance sheets.

The below table summarizes the net change in contract assets and contract liabilities from the date of adoption to September 30, 2018:

	January 1,		September 30,
	2018	Changes	2018
	(in thousands)

Contract assets	$6,335	$(2,303)	$4,032
Contract liabilities	4,387	206	4,593

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

The below table summarizes amounts related to future performance obligations under fixed contractual arrangements as of September 30, 2018 and the periods in which they are expected to be earned and recognized as revenue:

	Remainder of 2018	2019	2020	2021	2022 and Thereafter
Future Performance Obligations	$22,418	$69,800	$54,261	$38,771	$55,835

The Company does not disclose the amount attributable to unsatisfied or partially satisfied performance obligations for variable revenue contracts in accordance with the optional exemption allowed for under ASC 606.  The Company has categorized certain contracts as variable when there is a history and future expectation of exceeding guaranteed minimum royalties.

h

Rve

5.	Goodwill

Previous changes in goodwill are summarized as follows (in thousands):

Balance at January 1, 2017	$307,744
(Adjustment for) acquisition of Gaiam Brand Holdco, LLC (a)	(3,621)
Impairment charges	(304,123)
Balance at December 31, 2017	$-

(a)	Goodwill from the acquisition of Gaiam Brand Holdco, LLC represents the excess of the purchase price over the fair value of net assets acquired under the acquisition method of accounting.

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

6.	Intangible Assets

Intangible assets are summarized as follows:

September 30, 2018	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(in thousands)
Finite-lived intangible assets:
Trademarks	15	$5,474	$(2,234)	$3,240
Customer agreements	4	2,832	(2,562)	270
Favorable lease	2	537	(537)	-
Patents	10	361	(318)	43
		$9,204	$(5,651)	3,553
Indefinite-lived intangible assets:
Trademarks				961,807

Intangible assets, net				$965,360

\

December 31, 2017	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(in thousands)
Finite-lived intangible assets:
Trademarks	15	$5,462	$(1,913)	$3,549
Customer agreements	4	2,832	(2,257)	575
Favorable lease	2	537	(537)	-
Patents	10	665	(296)	369
		$9,496	$(5,003)	4,493
Indefinite-lived intangible assets:
Trademarks				990,677

Intangible assets, net				$995,170

Estimated future annual amortization expense for intangible assets in service as of September  30, 2018 is summarized as follows:

Years ending December 31,	(in thousands)
Remainder of 2018	$185
2019	627
2020	439
2021	436
2022	413
Thereafter	1,453
$3,553

 Amortization expense amounted to $0.2 million for each of the three months ended September  30, 2018 and 2017.  Amortization expense amounted to $0.6 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. As of September 30, 2018, the trademarks of Martha Stewart,  Jessica Simpson,  Avia,  AND1,  Heelys,  Joe’s Jeans,  GAIAM,  Emeril,  Caribbean Joe, and Ellen Tracy have been determined to have an indefinite useful life, and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company’s unaudited condensed consolidated statements of operations. Instead, each of these intangible assets are tested for impairment annually and as needed on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is performed as of October 1, the beginning of the Company’s fourth fiscal quarter.  Based on the Company’s annual evaluation, the Company determined that a certain trademark should no longer be classified as an indefinite-lived intangible asset and beginning in the fourth quarter 2018 will be reclassified as a finite-lived intangible asset and amortized on a straight-line basis over the remaining estimated useful life of the trademark.

During the nine months ended September 30, 2018, the Company recorded non-cash impairment charges of $17.9 million for indefinite-lived intangible assets related to the trademarks of two of the Company’s non-core brands: Caribbean Joe and Ellen Tracy.  The impairments arose due to reduced growth expectations and the impact of licensee transitions for these brands identified during the annual budget process which began at the end of the third quarter 2018.  During the nine months ended September 30, 2017, the Company recorded non-cash impairment charges of $36.5 million for indefinite-lived intangible assets related to the trademarks of five of the Company’s non-core brands: Caribbean Joe,  Revo,  Franklin Mint,  Nevados, and FUL.  The impairments arose due to reduced contractual minimums or reduced sales forecasts in key distribution channels for these brands.  Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows.  These charges are included in impairment charges in the unaudited condensed consolidated statements of operations.

During the nine months ended September 30, 2018, the Company sold both the Revo and FUL trademarks.  During the nine months ended September 30, 2018, the Company incurred a loss on the sale of the assets of $7.1 million.  The following table shows the change in indefinite-lived intangible assets for the nine months ended September  30, 2018 (in thousands):

Balance at January 1, 2018	$995,170
Impairment of trademarks	(17,899)
Sale of trademarks	(11,473)
Amortization	(648)
Additions	210
Balance at September 30, 2018	$965,360

7.	Long-Term Debt

 The components of long-term debt are as follows:

	September 30,	December 31,
	2018	2017

	(in thousands)

2016 Term Loans	$526,925	$551,913
2016 Revolving Loan	115,000	92,787
Unamortized deferred financing costs	(25,399)	(14,103)
Total long-term debt, net of unamortized deferred financing costs	616,526	630,597
Less: current portion of long-term debt	28,300	28,300
Long-term debt	$588,226	$602,297

July 2016 Debt Facilities (under the New Amended Agreements – defined below)

On August 7, 2018, the Company and certain of its subsidiaries amended its (i) Third Amended and Restated First Lien Credit Agreement (the “New Amended BoA Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto (the “BoA Facility Loan Parties”) and (ii) the Third Amended and Restated Credit Agreement (the “New Amended FS/KKR Credit Agreement”) with Wilmington Trust, National Association, as administrative agent and collateral agent (the “FS/KKR Agent”) and the lenders party thereto (the “FS/KKR Facility Loan Parties”).   The Company used a portion of the proceeds of the $335.0 million loans made to the Company under the New Amended BoA Credit Agreement to prepay loans under the Amended FS/KKR Credit Agreement.

During the three months ended September 30, 2018, the Company incurred $14.6 million in lender and certain third-party fees associated with debt refinancing which was recorded as deferred financing costs in accordance with ASC 470 – Debt and included in Long-term debt, net of current portion in the condensed consolidated balance sheets.  These fees are being amortized using the effective interest rate method over the terms of the New Amended BoA Credit Agreement and New Amended FS/KKR Credit Agreement. The Company expensed $0.1 million of deferred financing costs, included in Interest Expense, net in the unaudited condensed consolidated statement of operations, as a result of a partial extinguishment of the Amended BoA Credit Agreement in accordance with ASC 470 – Debt in connection with the Company’s entry into the New Amended BoA Credit Agreement.

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

The Company may make voluntary prepayments of the loans outstanding under the New Amended BoA Credit Agreement, subject to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and, in certain cases, to the prepayment premium set forth in the New Amended BoA Credit Agreement.  Additionally, the Company is mandated to make prepayments (without payment of a premium or penalty) under the New Amended BoA Credit Agreement amounting to: (i) the loans outstanding under the New Amended BoA Credit Agreement plus, (a) where intellectual property is disposed, 50.0% of the disposed intellectual property’s orderly liquidation value, and (b) where any other assets constituting collateral are disposed or upon the receipt of certain insurance proceeds, 100% of the net proceeds thereof, subject to certain reinvestment rights; and (ii) the Amended Tranche A-1 Loans to the extent that the outstanding principal amount thereof exceeds 15.0% of the orderly liquidation value of the registered trademarks owned by the BoA Facility Loan Parties.    The Amended BoA Term Loans will continue to amortize in quarterly installments of $5.0 million.

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

The Company may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.80:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 3.00:1.00 and (b) with respect to any other increase, 2.90:1.00, subject to the satisfaction of certain conditions in the New Amended BoA Credit Agreement.  At September 30, 2018, the Company is in compliance with the covenants included in the New Amended BoA Credit Agreement.

The New Amended FS/KKR Credit Agreement provides for a five and a half-year $314.0 million senior secured term loan facility. The Company may request one or more additional term loan facilities or the increase of term loan commitments under the New Amended FS/KKR Credit Agreement as would not have caused the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, subject to the satisfaction of certain conditions in the New Amended FS/KKR Credit Agreement.

The loans under the New Amended FS/KKR Credit Agreement bear interest, at the Company’s option, at a rate equal to either (i) the LIBOR rate plus 8.75% per annum or (ii) the base rate plus 7.75% per annum.

The Company may make voluntary prepayments of the loans outstanding under the New Amended FS/KKR Credit Agreement, subject to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and, in certain cases, to the prepayment premium set forth in the New Amended FS/KKR Credit Agreement.  The Company is mandated to make prepayments (without payment of a premium or penalty) of loans outstanding under the New Amended FS/KKR Credit Agreement amounting to: (i) where intellectual property was disposed, 50.0% of the disposed intellectual property’s orderly liquidation value, (ii) where any other asset constituting collateral is disposed or upon the receipt of certain insurance proceeds, 100% of the net proceeds thereof, subject to certain reinvestment rights, and (iii) any consolidated excess cash flow, in an amount equal to (a) in the event the consolidated total leverage ratio was at least 4.00:1.00, 75% thereof, (b) in the event the consolidated total leverage ratio was less than 4.00:1.00 but at least 3.00:1.00, 50% thereof and (c) in the event the consolidated total leverage ratio was less than 3.00:1.00, 0% thereof.  The loans under the New Amended FS/KKR Credit Agreement will continue to amortize in quarterly installments of approximately $2.1 million.

The New Amended FS/KKR Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the FS/KKR Facility Loan Parties and their subsidiaries. Moreover, the New Amended FS/KKR Credit Agreement contains financial covenants that require the FS/KKR Facility Loan Parties and their subsidiaries to satisfy (i) a maximum consolidated total leverage ratio, initially set at 7.25:1.00, decreasing over the term of the New Amended FS/KKR Credit Agreement until reaching a final maximum ratio of 6.25:1.00 for the fiscal quarter ending September 30, 2022 and thereafter and (ii) a maximum consolidated first lien leverage ratio, initially set at 3.875:1.00, decreasing over the term of the New Amended FS/KKR Credit Agreement until reaching a final maximum ratio of 2.875:1.00 for the fiscal quarter ending September 30, 2022 and thereafter.    At September 30, 2018, the Company is in compliance with the covenants included in the New Amended FS/KKR Credit Agreement.

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

The Company may request one or more additional term loan facilities or the increase of term loan commitments under the New Amended FS/KKR Credit Agreement as would not have caused the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, subject to the satisfaction of certain conditions in the New Amended FS/KKR Credit Agreement.

July 2016 Debt Facilities (prior to New Amended Agreements)

On July 1, 2016 (the “Closing Date”), the Company and certain of its subsidiaries entered into (i) the Third Amended and Restated First Lien Credit Agreement (the “Amended BoA Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto and (ii) the Third Amended and Restated Credit Agreement (the “Amended FS/KKR Credit Agreement”) with Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto.  Such agreements amended, restated and replaced the Company’s previous debt facilities.  The Company used a portion of the proceeds of the $287.5 million loans made to the Company under the Amended BoA Credit Agreement and the $415.0 million loans made to the Company under the Amended FS/KKR Credit Agreement to fund the payment of the purchase price with respect to the acquisition of the Gaiam Brand Holdco, LLC and costs and expenses incurred in connection with such acquisition and related transactions.

The Amended BoA Credit Agreement provided for several five-year credit facilities, consisting of (i) Tranche A Term Loans in an aggregate principal amount of $133.0 million (the “Tranche A Loans”), (ii) Tranche A-1 Term Loans in an aggregate principal amount of $44.5 million (the “Tranche A-1 Loans” and, together with the Tranche A Loans, the “BoA Term Loans”) and (iii) revolving credit commitments in the aggregate principal amount of $110.0 million (the “Revolving Credit Facility” and, the loans under the Revolving Credit Facility, the “Revolving Loans”).  On the Closing Date, the total amount outstanding under the Amended BoA Credit Agreement was $258.0 million, including (i) $133.0 million of Tranche A Loans, (ii) $44.5 million of Tranche A-1 Loans and (iii) $80.5 million of borrowing under the Revolving Loans.

The loans under the Amended BoA Credit Agreement bore interest, at the Company’s option, at a rate equal to (i) with respect to the Revolving Loans and the Tranche A Loans (a) the LIBOR rate plus 3.50% per annum or (b) the base rate plus 2.50% per annum and (ii) with respect to the Tranche A-1 Loans (a) the LIBOR rate plus 7.00% per annum or (b) the base rate plus 6.00% per annum.  The undrawn portions of the commitments under the Revolving Credit Facility were subject to a commitment fee of 0.375% per annum.

The Company could have made voluntary prepayments of the loans outstanding under the Amended BoA Credit Agreement, subject to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and, in certain cases, to the prepayment premium set forth in the Amended BoA Credit Agreement.  Additionally, the Company was mandated to make prepayments (without payment of a premium or penalty) under the Amended BoA Credit Agreement amounting to: (i) the loans outstanding under the Amended BoA Credit Agreement plus, (a) where intellectual property is disposed, 50.0% of the disposed intellectual property’s orderly liquidation value, and (b) where any other assets constituting collateral are disposed or upon the receipt of certain insurance proceeds, 100% of the net proceeds thereof, subject to certain reinvestment rights; and (ii) the Tranche A-1 Loans to the extent that the outstanding principal amount thereof exceeds 10.0% of the orderly liquidation value of the registered trademarks owned by the BoA Facility Loan Parties.   On  September 30, 2016, the BoA Term Loans commenced amortization in quarterly installments of $5.0 million.

The Amended BoA Credit Agreement contained customary representations and warranties and customary affirmative and negative covenants applicable to the BoA Facility Loan Parties and their subsidiaries.  Moreover, the Amended BoA Credit Agreement contained financial covenants that required the BoA Facility Loan Parties and their subsidiaries to (i) maintain a positive net income (as defined in the agreement), (ii) satisfy a maximum loan to value ratio set at 50.0% (applicable to the Revolving Loans and Tranche A Loans) and (iii) satisfy a maximum consolidated first lien leverage ratio, initially set at 2.80:1.00, decreasing over the term of the Amended BoA Credit Agreement until reaching the final maximum ratio of 2.50:1.00 for the fiscal quarter ended September 30, 2018 and thereafter.

The Amended BoA Credit Agreement contained certain customary events of default, including a change of control.  If an event of default occurred and was not cured within any applicable grace period or not waived, the Bank of America Agent, at the request of the lenders under the Amended BoA Credit Agreement, must take various actions, including, without limitation, the acceleration of amounts due under the Amended BoA Credit Agreement.

The Company could have requested an increase in (i) the Revolving Credit Facility and Tranche A Loans, as would not have caused the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.33:1.00 and (ii) the Tranche A-1 Loans, as would not have caused the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 2.50:1.00 and (b) with respect to any other increase, 2.40:1.00, subject to the satisfaction of certain conditions in the Amended BoA Credit Agreement.

The Amended FS/KKR Credit Agreement provided for a six-year $415.0 million senior secured term loan facility.  The Company could have requested one or more additional term loan facilities or the increase of term loan commitments under the Amended FS/KKR Credit Agreement as would not have caused the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to have exceeded 6.00:1.00, subject to the satisfaction of certain conditions in the Amended FS/KKR Credit Agreement.

The loans under the Amended FS/KKR Credit Agreement bore interest, at the Company’s option, at a rate equal to either (i) the LIBOR rate plus an applicable margin of 8.25% or 9.00% per annum or (ii) the base rate plus an applicable margin of 7.25% or 8.00% per annum, in each case based upon the consolidated total leverage ratio.

The Company could have made voluntary prepayments of the loans outstanding under the Amended FS/KKR Credit Agreement, subject to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and, in certain cases, to the prepayment premium set forth in the Amended FS/KKR Credit Agreement.  The Company was mandated to make prepayments (without payment of a premium or penalty) of loans outstanding under the Amended FS/KKR Credit Agreement amounting to: (i) where intellectual property was disposed, 50.0% of the disposed intellectual property’s orderly liquidation value, (ii) where any other asset constituting collateral is disposed or upon the receipt of certain insurance proceeds, 100% of the net proceeds thereof, subject to certain reinvestment rights, and (iii) any consolidated excess cash flow, in an amount equal to (a) in the event the consolidated total leverage ratio was at least 4.00:1.00, 75% thereof, (b) in the event the consolidated total leverage ratio was less than 4.00:1.00 but at least 3.00:1.00, 50% thereof and (c) in the event the consolidated total leverage ratio was less than 3.00:1.00, 0% thereof.  On March 31, 2017, the loans under the Amended FS/KKR Credit Agreement commenced amortization in quarterly installments, equal to 2.00% per annum of the original aggregate principal amount thereof.

The Amended FS/KKR Credit Agreement contained customary representations and warranties and customary affirmative and negative covenants applicable to the FS/KKR Facility Loan Parties and their subsidiaries.  Moreover, the Amended FS/KKR Credit Agreement contained financial covenants that required the FS/KKR Facility Loan Parties and their subsidiaries to satisfy (i) a maximum consolidated total leverage ratio, initially set at 7.25:1.00, decreasing over the term of the Amended FS/KKR Credit Agreement until reaching the final maximum ratio of 6.50:1.00 for the fiscal quarter ended September 30, 2018 and thereafter and (ii) a maximum consolidated first lien leverage ratio, initially set at 2.80:1.00, decreasing over the term of the Amended FS/KKR Credit Agreement until reaching the final maximum ratio of 2.50:1.00 for the fiscal quarter ended September 30, 2018 and thereafter.

The Amended FS/KKR Credit Agreement contained certain customary events of default, including a change of control.  If an event of default occurs and was not cured within any applicable grace period or was not waived, the FS/KKR Agent, at the request of the lenders under the Amended FS/KKR Credit Agreement, was required to take various actions, including, without limitation, the acceleration of amounts due thereunder.

The Company could have requested one or more additional term loan facilities or the increase of term loan commitments under the FS/KKR Credit Agreement as would not have caused the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, subject to the satisfaction of certain conditions in the FS/KKR Credit Agreement.

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

9.	Stock-based Compensation

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2018:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

	(in thousands, except share and per share data)

Outstanding - January 1, 2018	84,001	$8.65	2.1	$-
Granted	-	-
Exercised	-	-
Forfeited or canceled	(26,500)	(6.59)
Outstanding at September 30, 2018	57,501	$9.61	2.2	$-

Exercisable - September 30, 2018	57,501	$9.61	2.2	$-

The Company did not grant any stock options during the three and nine months ended September 30, 2018 and 2017.

There was no compensation expense related to stock options for the three and nine months ended September 30, 2018.  Total compensation expense related to stock options for each of the three and nine months ended September 30, 2017 was less than $0.1 million.  At September 30, 2018 there is no unrecognized compensation expense related to stock options and no unvested stock options.

Warrants

The following table summarizes the Company’s outstanding warrants for the nine months ended September 30, 2018:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

	(in thousands, except share and per share data)

Outstanding - January 1, 2018	770,160	$7.95	2.2	$-
Granted	-	-
Exercised	-	-
Forfeited or canceled	(560,160)	(6.09)
Outstanding at September 30, 2018	210,000	$12.94	6.4	$-

Exercisable - September 30, 2018	210,000	$12.94	6.4	$-

The Company did not issue any warrants during the three and nine months ended September 30, 2018 and 2017.

There was no compensation expense related to warrants for the three and nine months ended September 30, 2018.  Total compensation expense related to warrants for each of the three and nine months ended September 30, 2017 was less than $0.1 million.  At September 30, 2018, there is no unrecognized compensation expense related to warrants and no unvested warrants.

Restricted Stock

A summary of the time-based restricted stock activity for the nine months ended September 30, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in Years)

	(in thousands, except share and per share data)

Unvested - January 1, 2018	195,536	$7.23	1.8
Granted	235,296	1.70
Vested	(118,612)	(4.17)
Unvested - September 30, 2018	312,220	$4.23	1.2

During the nine months ended September 30, 2018, the Company granted 235,296 shares of time-based restricted stock to members of the Company’s board of directors.  These shares had a grant date fair value of $0.4 million and vest over a period of one year.  The Company recorded $0.1 million and $0.2 million during the three and nine months ended September 30, 2018, respectively, as compensation expense pertaining to these grants.

During the nine months ended September 30, 2017, the Company granted 111,112 shares of time-based restricted stock to members of the Company’s board of directors.  These shares had a grant date fair value of $0.4 million and vest over a period of one year.  The Company recorded $0.1 million during the nine months ended September  30, 2018 as compensation expense pertaining to these grants.  The Company recorded $0.1 million and $0.2 million during the three and nine months ended September 30, 2017 as compensation expense pertaining to these grants.

Total compensation expense related to time-based restricted stock grants for the three months ended September 30, 2018 and 2017 was $0.1 million and $0.1 million, respectively.  Total compensation expense related to time-based restricted stock grants for the nine months ended September 30, 2018 and 2017 was $0.4 million and $0.5 million, respectively.  Total unrecognized compensation expense related to time-based restricted stock grants at September 30, 2018 amounted to $0.3 million and is expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock Units

A summary of the time-based restricted stock units activity for the nine months ended September 30, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in Years)

	(in thousands, except share and per share data)

Unvested - January 1, 2018	736,400	$3.89	2.2
Granted	2,478,743	1.81
Vested	(1,696,127)	(2.17)
Forfeited or canceled	(16,667)	(7.61)
Unvested - September 30, 2018	1,502,349	$2.35	2.3

During the three and nine months ended September 30, 2018, the Company granted 325,000 and 1,635,257 time-based restricted stock units, respectively, to certain employees and consultants for future services.  These shares of time-based restricted stock units had a grant date fair value of $0.7 million and $3.0 million, respectively, and vest immediately to over a period of five years.  The Company recorded $0.8 million and $1.5 million during the three and nine months ended September 30, 2018, respectively, as compensation expense pertaining to these grants.

During the nine months ended September 30, 2018, the Company issued 843,486 time-based restricted stock units to an employee for a 2017 performance-based bonus pursuant to their employment agreement.  The bonus was paid in restricted stock in the first quarter of 2018, based on the average closing stock price for the 30 days preceding March 1, 2018.  Compensation expense was fully recognized in 2017 related to this grant.

During the three and nine months ended September 30, 2017, the Company granted 200,000 time-based restricted stock units to certain employees for future services and 276,753 time-based restricted stock units to a consultant for future services.  These shares of time-based restricted stock units had a grant date fair value of $1.4 million and vest over a period of three years.  The Company recorded $0.1 million and less than $0.1 million during the three months ended September 30, 2018 and 2017, respectively, as compensation expense pertaining to these grants. The Company recorded $0.3 million and less than $0.1 million during the nine months ended September 30, 2018 and 2017, respectively, as compensation expense pertaining to these grants.

During the nine months ended September 30, 2017, the Company granted 100,000 time-based restricted stock units to the Company’s Chief Executive Officer pursuant to an employment agreement, dated April 3, 2017.  These shares of time-based restricted stock units had a grant date fair value of $0.4 million and vest over a period of three years.  The Company recorded less than $0.1 million during the each of the three months ended September 30, 2018 and 2017 as compensation expense pertaining to this grant.    The Company recorded $0.1 million and less than $0.1 million during the nine months ended September 30, 2018 and 2017, respectively, as compensation expense pertaining to this grant.

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

Total compensation expense related to time-based restricted stock unit grants for the three months ended September 30, 2018 and 2017 was $1.1 million and $0.2 million, respectively.  Total compensation expense related to time-based restricted stock unit grants for the nine months ended September 30, 2018 and 2017 was $2.2 million and $1.4 million, respectively.  Total unrecognized compensation expense related to time-based restricted stock unit grants at September 30, 2018 amounted to $2.7 million and is expected to be recognized over a weighted-average period of 2.3 years.

Performance Stock Units

A summary of the PSUs activity for the nine months ended September 30, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (in Years)

	(in thousands, except share and per share data)

Unvested - January 1, 2018	2,045,634	$5.83	2.0
Granted	785,000	1.98
Vested	(350,408)	(4.71)
Forfeited or canceled	(255,697)	(7.32)
Unvested - September 30, 2018	2,224,529	$4.48	1.0

During the three months ended September 30, 2018, the Company granted 135,000 PSUs to employees pursuant to their employment agreements.  These PSUs had a grant date fair value of $0.3 million, vest over a period of one to two years and require achievement of certain performance metrics within each fiscal year for such PSUs to be earned.  The Company issued 83,250 PSUs to an employee related to this grant.  The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the performance metric was communicated to the employee.  The Company recorded $0.2 million in compensation expense during the three months ended September 30, 2018 as operating expenses in the unaudited condensed consolidated statements of operations.

During the nine months ended September 30, 2018, the Company granted 200,000 PSUs to an employee upon their commencement of employment with the Company.  These PSUs had a grant date fair value of $0.4 million, vest over a period of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned.  The Company did not record any compensation expense during the nine months ended September 30, 2018 as the likelihood of these PSUs being earned was not considered probable.

During the nine months ended September 30, 2018, the Company granted 200,000 PSUs to an employee upon their commencement of employment with the Company.  These PSUs had a grant date fair value of $0.5 million, vest over a period of two years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned.  The Company did not record any compensation expense during the nine months ended September 30, 2018 as the likelihood of these PSUs being earned was not considered probable.

During the nine months ended September 30, 2018, the Company granted 250,000 PSUs to a consultant pursuant to their endorsement agreement.  The PSUs had a grant date fair value of $0.5 million, vest over a period of five years and require achievement of certain sales targets within each fiscal year for such PSUs to be earned.  The Company did not record any compensation expense during the nine months ended September 30, 2018 as the likelihood of these PSUs being earned was not considered probable.

On February 20, 2018, the Compensation Committee voted to approve, on a discretionary basis, vesting of 208,883 PSUs to employees and consultants previously granted during the years ended December 31, 2016 and 2017 subject to achievement of certain of the Company’s performance metrics within each fiscal year.  The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants.  Total compensation expense related to these PSUs of $0.5 million was recorded as operating expenses in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2018.

During the three months ended September 30, 2017, the Company granted 200,000 PSUs to an employee upon their commencement of employment with the Company.  These PSUs had a grant date fair value of $0.7 million and vest over a period of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned.  The Company recorded expense related to this award for the nine months ended September 30, 2018 as part of the discretionary vesting approved by the Compensation Committee on February 20, 2018.  No additional expense was recorded during the three and nine months ended September 30, 2018 as the likelihood of these PSUs being earned was not probable. The Company did not record any compensation expense during the three and nine months ended September 30, 2017 as the likelihood of these PSUs being earned was not probable.

During the three months ended September 30, 2017, the Company granted 41,600 PSUs to employees and consultants.  The PSUs had a grant date fair value of $0.1 million and vest over a period of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned.  The Company recorded expense related to this award for the nine months ended September 30, 2018 as part of the discretionary vesting approved by the Compensation Committee on February 20, 2018.  No additional expense was recorded during the three and nine months ended September 30, 2018 as the likelihood of these PSUs being earned was not probable. The Company did not record any compensation expense during the three and nine months ended September 30, 2017 as the likelihood of these PSUs being earned was not probable.

During the three months ended September 30, 2017, the Company granted 300,000 PSUs to the Company’s Chief Executive Officer.  These PSUs had a grant date fair value of $0.8 million and vest over a period of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned.  The Company recorded expense related to this award for the nine months ended September 30, 2018 as part of the discretionary vesting approved by the Compensation Committee on February 20, 2018.  No additional expense was recorded during the three and nine months ended September 30, 2018 as the likelihood of these PSUs being earned was not probable. The Company did not record any compensation expense during the three and nine months ended September 30, 2017 as the likelihood of these PSUs being earned was not probable.

During the nine months ended September 30, 2017, the Company granted 175,000 PSUs to the Company’s Chief Executive Officer pursuant to an employment agreement, dated April 3, 2017.  These PSUs had a grant date fair value of $0.7 million, vest over a period of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned.  The Company recorded $0.2 million in compensation expense during the nine months ended September 30, 2018 as the performance metrics were achieved pursuant to fiscal year end results. The Company recorded less than $0.1 million and $0.1 million in compensation expense during the three and nine months ended September 30, 2018, respectively, as the likelihood of these PSUs being earned was considered probable for the current fiscal year.

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

Total compensation expense related to the PSUs for the three months ended September 30, 2018 was $0.2 million.  The Company did not record compensation expense related to the PSUs for the three months ended September 30, 2017.  Total compensation expense related to the PSUs for the nine months ended September 30, 2018 and 2017 was $0.9 million and $3.5 million, respectively.

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

The Company paid TCP $0.2 million for services under the Amended TCP Agreement during the three months ended September 30, 2018.  The Company paid TCP $0.7 million and $0.5 million for services under the Amended TCP Agreement during the nine months ended September 30, 2018 and 2017, respectively.  At September 30, 2018 and December 31, 2017, there were no amounts due to TCP for services.

Additionally, in July 2013, the Company entered into a consulting arrangement with an employee of TCP (the “TCP Employee”), pursuant to which the TCP Employee provides legal and other consulting services at the request of the Company from time to time.  The TCP Employee was also issued 125,000 shares of restricted stock, vesting over a four-year period and 180,000 PSUs, vesting over three years in increments of 20% for 2014, 20% for 2015 and 60% for 2016.  In 2016, the TCP employee was granted 200,000 PSUs, vesting over three years in increments of 33.3% for 2017, 33.3% for 2018 and 33.4% for 2019.  In 2018, the TCP employee was granted 150,000 shares of time-based restricted stock units, vesting over a three year period and 300,000 shares of time-based restricted stock units, vesting over a three year period with 25% vesting immediately.  The Company paid the TCP Employee $0.1 million for services under the consulting arrangement during each of the three-month periods ended September 30, 2018 and 2017.  The Company paid the TCP Employee $0.2 million for services under the consulting arrangement during each of the nine-month periods ended September 30, 2018 and 2017.  These amounts are included in operating expenses in the Company’s unaudited condensed consolidated financial statements.  At September 30, 2018 and December 31, 2017, less than $0.1 million was due to the TCP Employee.

Transactions with Tommie Copper, Inc.

The Company entered into an agreement with Tommie Copper, Inc. (“TCI”), an affiliate of TCP, under which the Company received a vendor placement fee for facilitating certain distribution arrangements.  The Company recorded $3.1 million of revenue for the nine months ended September 30, 2018.  During the three month period ended September 30, 2018, the Company recorded non-cash interest income of less than $0.1 million related to the accretion of the present value of this fee.  At September 30, 2018, the Company recorded a current receivable of $1.0 million from TCI in other current assets and a long-term receivable of $2.1 million from TCI in other assets in the condensed consolidated balance sheets.

Transactions with E.S. Originals, Inc.

A division president of the Company maintains a passive ownership interest in one of the Company’s licensees, E.S. Originals, Inc. (“ESO”).  The Company receives royalties from ESO under license agreements for certain of the Company’s brands in the footwear category.  The Company recorded $1.1 million and $3.5 million of revenue for the three months ended September 30, 2018 and 2017, respectively, for royalties, commission, and advertising revenue earned from ESO license agreements.  The Company recorded $3.8 million and $11.3 million of revenue for the nine months ended September 30, 2018 and 2017, respectively, for royalties, commission, and advertising revenue earned from ESO license agreements.  At September 30, 2018 and December 31, 2017, the Company had $4.9 million and $7.2 million recorded as accounts receivable from ESO in the condensed consolidated balance sheets, respectively.

The Company entered into an agreement with ESO under which the Company received a sales commission.  The Company recorded $1.9 million and $2.8 million of revenue for the three and nine months ended September 30, 2018, respectively.  At September 30, 2018, the Company had $1.0 million recorded as accounts receivable from ESO and $1.3 million recorded as other assets in the condensed consolidated balance sheets.

In addition, the Company entered into a license-back agreement with ESO under which the Company reacquired the rights to certain international territories in order to re-license these rights to an unrelated party.  The Company recorded less than $0.1 million and $0.2 million in license-back expense for the three and nine months ended September 30, 2018, respectively.

Acquisition of FUL

On November 17, 2014, the Company made a strategic investment in FUL IP.  FUL IP is a collaborative investment between the Company and JALP.  FUL IP was formed for the purpose of licensing the FUL trademark to third parties in connection with the manufacturing, distribution, marketing and sale of FUL branded bags, backpacks, duffels, luggage and apparel accessories.  JALP contributed the FUL trademark with a fair value of $8.9 million.  In exchange for a 50.5% economic interest in FUL IP, the Company paid JALP $4.5 million.  JALP’s minority member interest in FUL IP has been reflected as noncontrolling interest on the Company’s condensed consolidated balance sheets.  One of the Company’s directors, Mr. Al Gossett, has a partial ownership interest in JALP.  During the nine months ended September 30, 2018, the Company sold the FUL trademark and incurred a loss on the sale of the trademark of $2.0 million.  No noncontrolling interest was recorded during the three months ended September 30, 2018.  There was $(0.7) million of noncontrolling interest loss recorded during the nine months ended September 30, 2018.   There was $(2.4) million of noncontrolling interest loss recorded during the three and nine months ended September 30, 2017.

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

The Intangible Asset Agreement has an initial term commencing at December 4, 2015 and ending on December 31, 2020, provided that the term will automatically be renewed for five additional calendar years ending December 31, 2025 (subject to earlier termination as provided in Ms. Stewart’s employment agreement) if either the aggregate gross licensing revenues (as defined in Ms. Stewart’s employment agreement) for calendar years 2018 through 2020 exceed $195 million or the gross licensing revenues for calendar year 2020 equal or exceed $65 million.  During the term of the Intangible Asset Agreement with the Company, Lifestyle Research Center LLC will be entitled to receive a guaranteed annual payment of $1.7 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company plus reimbursable expenses.  The Company has paid Lifestyle Research Center LLC less than $0.1 million and $0.8 million in connection with other related services during the three months ended September 30, 2018 and 2017, respectively.  The Company has paid Lifestyle Research Center LLC $0.3 million and $1.4 million in connection with other related services during the nine months ended September 30, 2018 and 2017, respectively.

During the term of the IP License Agreement with the Company, Ms. Stewart will be entitled to receive a guaranteed annual payment of $1.3 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company.  During each of the three months ended September 30, 2018 and 2017, the Company made payments of $0.3 million to Ms. Stewart in connection with the terms of the IP License Agreement.  During each of the nine months ended September 30, 2018 and 2017, the Company made payments of $1.0 million to Ms. Stewart in connection with the terms of the IP License Agreement.  The IP License Agreement is perpetual.

During the three month periods ended September 30, 2018 and 2017, the Company expensed non-cash interest of $0.1 million and $0.2 million, respectively, related to the accretion of the present value of these guaranteed contractual payments.  During the nine month periods ended September 30, 2018 and 2017, the Company expensed non-cash interest of $0.3 million and $0.5 million, respectively, related to the accretion of the present value of these guaranteed contractual payments.  At September 30, 2018, there was $5.8 million due under the IP Agreements of which $2.9 million is recorded in accounts payable and accrued expenses and $2.9 million is recorded in other long-term liabilities.  At December 31, 2017, there was $6.4 million due under the IP Agreements of which $2.8 million is recorded in accounts payable and accrued expenses and $3.6 million is recorded in other long-term liabilities.

During the three months ended September 30, 2018, Ms. Stewart was awarded a one-time bonus of 300,000 shares of time-based restricted stock units.  These shares of time-based restricted stock units had a grant date fair value of $0.6 million and vested immediately.  The Company recorded $0.6 million during the three months ended September 30, 2018 as compensation expense pertaining to this grants.

11.	New Accounting Pronouncements

ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”

In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”).  ASU 2018-13 eliminates, amends, and adds certain disclosure requirements for fair value measurements.

ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for the entire standard or for the provisions that eliminate or amend disclosure requirements.  The Company does not expect the adoption of ASU 2018-13 to have a material impact on the Company’s condensed consolidated financial statements.

ASU No. 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”

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

ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company plans to adopt the new standard on its effective date of January 1, 2019.  The Company plans to elect the package of practical expedients upon transition where the Company will not reassess the lease classification and initial direct costs for leases that existed prior to adoption.  Additionally, the Company will not reassess contracts entered into prior to adoption to determine whether the arrangement is or contains a lease.  The Company anticipates the adoption of the standard will increase assets and liabilities on its condensed consolidated balance sheets primarily related to its corporate headquarters lease and will not have a material impact on the Company’s condensed consolidated financial statements.

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

We license our brands to both wholesale and direct-to-retail licensees.  In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory.  In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites.  As of September 30, 2018, we had more than one-hundred thirty-five licensees, with wholesale licensees comprising a significant majority.

Our license agreements typically require a licensee to pay us royalties based upon net sales and, in most cases, contain guaranteed minimum royalties.  Our license agreements often require licensees to support the brands by either paying or spending contractually guaranteed minimum amounts for the marketing and advertising of the respective licensed brands.  As of September 30, 2018, we had contractual rights to receive an aggregate of $304.6 million in minimum royalty and marketing and advertising revenue from our licensees through the balance of the current terms of such licenses, excluding any renewal option periods.

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

During the quarter ended September 30, 2018, the Company recorded non-cash impairment charges of $17.9 million for indefinite-lived intangible assets related to the trademarks of two of the Company’s non-core brands: Caribbean Joe and Ellen Tracy.  The impairments arose due to reduced growth expectations and the impact of licensee transitions for these brands.  During the quarter ended September 30, 2017, the Company recorded non-cash impairment charges of $36.5 million for indefinite-lived intangible assets related to the trademarks of five of the Company’s non-core brands: Caribbean Joe,  Revo,  Franklin Mint,  Nevados, and FUL.  The impairments arose due to reduced contractual minimums or reduced sales forecasts in key distribution channels for these brands.  Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows.  These charges are included in impairment charges in the unaudited condensed consolidated statements of operations.  See Note 3 and Note 6 for further information.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018, for a discussion of our critical accounting policies.  During the nine months ended September 30, 2018, there were no material changes to these policies, except for the adoption of ASC 606, “Revenue from Contracts with Customers.”

Results of Operations

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Three Months Ended September 30,		Better/(Worse)
	2018	2017	(Dollars)	(Percentage)

	(in thousands, except percentages)

Net revenue	$40,771	$39,025	$1,746	4.5%
Operating expenses	23,515	16,071	(7,444)	(46.3%)
Impairment charges	17,899	36,505	18,606	51.0%
Loss from operations	(643)	(13,551)	12,908	95.3%
Other income	(31)	(214)	(183)	(85.5%)
Interest expense, net	15,635	15,237	(398)	(2.6%)
Loss before income taxes	(16,247)	(28,574)	12,327	43.1%
Benefit from income taxes	(8,213)	(3,842)	4,371	113.8%
Net loss	(8,034)	(24,732)	16,698	67.5%
Net (income) loss attributable to noncontrolling interests	(1,581)	552	(2,133)	(386.4%)
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(9,615)	$(24,180)	$14,565	60.2%

Net revenue.  Net revenue increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  The period-over-period changes in net revenue were primarily driven by increases in revenue for Martha Stewart, Avia and AND1, offset by decreases in revenue for Heelys,  Nevados,  Ellen Tracy, Jessica Simpson and the absence in the third quarter of 2018 of FUL and Revo revenue due to the sale of the trademarks during the second quarter of 2018.  The impact of ASC 606 in the third quarter of 2018 resulted in lower revenue across all brands of $0.4 million.

Operating expenses. Operating expenses increased $7.4 million for the three months ended September 30, 2018 to $23.5 million compared to $16.1 million for the three months ended September 30, 2017.  This increase was primarily driven by a $4.2 million fee related to a settlement with a licensee as part of a strategic shift to a direct-to-retail license, increased advertising costs of $1.9 million, legal costs of $1.1 million, and third-party fees related to debt refinancing of $0.7 million expensed in accordance with ASC 470 – Debt, offset by $0.5 million driven by lower deal advisory costs, contributions and bad debt expense.

Impairment charges.  During the three months ended September 30, 2018, the Company recorded non-cash impairment charges of $17.9 million for indefinite-lived intangible assets related to the trademarks of two of the Company’s non-core brands: Caribbean Joe and Ellen Tracy.  Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows.    The impairments arose due to reduced growth expectations and the impact of licensee transitions for these brands.    During the three months ended September 30, 2017, the Company recorded non-cash impairment charges of $36.5 million for indefinite-lived intangible assets related to the trademarks of five of the Company’s non-core brands: Caribbean Joe,  Revo,  Franklin Mint,  Nevados, and FUL.  Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows.  The impairments arose due to reduced contractual minimums or reduced sales forecasts in key distribution channels for these brands.

Other income.    Other income during the three months ended September 30, 2018 and 2017 consists of immaterial items.

Interest expense, net.  The period-over-period increase in interest expense, net of $0.4 million is primarily due to an increase in interest incurred under our loan agreements and the expensing of $0.1 million of deferred financing costs as a result of a partial extinguishment of the Amended BoA Credit Agreement in accordance with ASC 470 – Debt in connection with the Company’s entry into the New Amended BoA Credit Agreement.  Interest expense during the three months ended September 30, 2018 includes interest incurred under our loan agreements of $14.2 million, non-cash interest related to the amortization of deferred financing costs of $1.3 million and non-cash interest of $0.1 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions and certain other payment arrangements.  Interest expense, net during the three months ended September 30, 2017 includes interest incurred under our loan agreements of $14.0 million, non-cash interest related to the amortization of deferred financing costs of $1.0 million and non-cash interest of $0.2 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions.

Income taxes.  The benefit from income taxes for the three months ended September 30, 2018 differs from the statutory rate primarily for additional tax benefit attributable to noncontrolling interest offset by state, local and foreign jurisdiction taxes, non-deductible officer’s compensation, and a provision, discrete to the third quarter, related to vested restricted stock and cancelled stock options.    The benefit from income taxes for the three months ended September 30, 2017 represents a non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes and taxes for state, local and foreign jurisdictions offset by a tax benefit, discrete to the third quarter, representing a reduction in deferred tax liabilities resulting from the impairment related to acquired trademarks.

Noncontrolling interests.  Noncontrolling interests for the three months ended September 30, 2018 represents net income allocations of $1.4 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson) and $0.2 million to Elan Polo International, Inc., a member of DVS LLC.  Noncontrolling interests for the three months ended September 30, 2017 represents net income allocations of $1.8 million to With You, Inc., a member of With You LLC and $0.1 million to Elan Polo International, Inc., a member of DVS LLC and a noncontrolling interest loss allocation of $2.4 million to JALP, LLC, a member of FUL IP Holdings, LLC.

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Nine Months Ended September 30,		Better/(Worse)
	2018	2017	(Dollars)	(Percentage)

	(in thousands, except percentages)

Net revenue	$121,082	$120,569	$513	0.4%
Operating expenses	60,014	57,379	(2,635)	(4.6%)
Impairment charges	17,899	36,505	18,606	51.0%
Loss on sale of assets	7,117	-	(7,117)	(100.0%)
Income from operations	36,052	26,685	9,367	35.1%
Other (income) expense	(135)	1,553	1,688	108.7%
Interest expense, net	46,674	44,600	(2,074)	(4.7%)
Loss before income taxes	(10,487)	(19,468)	8,981	46.1%
Benefit from income taxes	(6,838)	(142)	6,696	4,715.5%
Net loss	(3,649)	(19,326)	15,677	81.1%
Net income attributable to noncontrolling interests	(4,643)	(3,504)	(1,139)	(32.5%)
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(8,292)	$(22,830)	$14,538	63.7%

Net revenue.  Net revenue increased for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.  The year-over-year changes in net revenue were primarily driven by revenue earned for facilitating certain distribution arrangements included in 2018, increased revenues for GAIAM,  Ellen Tracy,  AND1,  Avia and Joe’s Jeans offset by decreases in revenue for Nevados, William Rast, Caribbean Joe and Jessica Simpson, decreases in Martha Stewart due to the expiration of legacy contracts and the absence of FUL and Revo revenue in the second and third quarters 2018 due to the sale of the trademarks in 2018.  The year-to-date impact of ASC 606 in 2018 resulted in lower revenue across all brands of $2.5 million.

Operating expenses. Operating expenses increased $2.6 million for the nine months ended September 30, 2018 to $60.0 million compared to $57.4 million for the nine months ended September 30, 2017.  This increase was primarily driven by increased advertising costs of $4.6 million, increased amendment fees of $3.9 million related to a $4.2 million settlement with a licensee as part of a strategic shift to a direct-to-retail license in the third quarter of 2018, legal costs of $1.2 million, third-party fees related to debt refinancing of $1.1 million expensed in accordance with ASC 470 – Debt, offset by the absence of $6.7 million severance costs in connection with the Company’s CEO transition and $1.0 million of expenses related to Martha & Snoop’s Potluck Dinner Party show and decreased rent expense of $0.5 million.

Impairment charges.  During the nine months ended September 30, 2018, the Company recorded non-cash impairment charges of $17.9 million for indefinite-lived intangible assets related to the trademarks of two of the Company’s non-core brands: Caribbean Joe and Ellen Tracy.  Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows. The impairments arose due to reduced growth expectations and the impact of licensee transitions for these brands.    During the nine months ended September 30, 2017, the Company recorded non-cash impairment charges of $36.5 million for indefinite-lived intangible assets related to the trademarks of five of the Company’s non-core brands: Caribbean Joe,  Revo,  Franklin Mint,  Nevados, and FUL.  Fair value for each trademark was determined based on estimates of future discounted cash flows.  The impairments arose due to reduced contractual minimums or reduced sales forecasts in key distribution channels for these brands.

Loss on sale of assets.  During the nine months ended September 30, 2018, the Company recorded a loss on sale of assets of $7.1 million related to the sale of the Revo trademark on April 19, 2018, recognized during the first quarter of 2018, and the FUL trademark on May 30, 2018, recognized during the second quarter of 2018.

Other (income) expense.  Other (income) during the nine months ended September 30, 2018 consists of immaterial items.  Other expense during the nine months ended September 30, 2017 consists of a $1.9 million realized loss recorded in connection with the sale of available-for-sale securities and other immaterial items offset by MSLO pre-acquisition sales tax refunds of $0.1 million.

Interest expense, net.  The period-over-period increase in interest expense, net of $2.1 million is primarily due to an increase in interest incurred under our loan agreements and the expensing of $0.1 million of deferred financing costs as a result of a partial extinguishment of the Amended BoA Credit Agreement in accordance with ASC 470 – Debt in connection with the Company’s entry into the New Amended BoA Credit Agreement.  Interest expense, net during the nine months ended September 30, 2018 includes interest incurred under our loan agreements of $42.9 million, non-cash interest related to the amortization of deferred financing costs of $3.1 million and non-cash interest of $0.6 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions and certain other payment arrangements.  Interest expense, net during the nine months ended September 30, 2017 includes interest incurred under our loan agreements of $41.0 million, non-cash interest related to the amortization of deferred financing costs of $2.9 million and non-cash interest of $0.7 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions.

Income taxes.  The benefit for income taxes for the nine months ended September 30, 2018 differs from the statutory rate primarily for additional tax benefit attributable to noncontrolling interest offset by state, local and foreign jurisdiction taxes, non-deductible officer’s compensation, and discrete provisions related to vested restricted stock and cancelled stock options.    The benefit from income taxes for the nine months ended September 30, 2017 represents a non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes and taxes for state, local and foreign jurisdictions offset by a tax benefit, discrete to the third quarter, representing a reduction in deferred tax liabilities resulting from the impairment related to acquired trademarks.

Noncontrolling interest.  Noncontrolling interest for the nine months ended September 30, 2018 represents net income allocations of $4.9 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson), $0.5 million to Elan Polo International, Inc., a member of DVS LLC, and net loss allocation of $0.7 million to JALP.  Noncontrolling interest for the nine months ended September 30, 2017 represents net income allocations of $5.5 million to With You, Inc., a member of With You LLC and $0.4 million to Elan Polo International, Inc., a member of DVS LLC and a noncontrolling interest loss allocation of $2.4 million to JALP, LLC, a member of FUL IP Holdings, LLC.

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

As of September 30, 2018, we had cash on hand, including restricted cash, of $14.1 million and a net working capital balance (defined below) of $32.9 million.  Additionally, we had outstanding debt obligations under our loan agreements of $641.9 million, which is presented net of $25.4 million of deferred financing fees in the condensed consolidated balance sheets.  As of December 31, 2017, we had cash on hand, including restricted cash, of $20.4 million and a net working capital balance (defined below) of $32.1 million.  Additionally, we had outstanding debt obligations under our loan agreements of $644.7 million, which is presented net of $14.1 million of deferred financing fees in the condensed consolidated balance sheets.  Net working capital is defined as current assets minus current liabilities, excluding restricted cash.  Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity.  See Note 7 to our condensed consolidated financial statements for a description of certain financing transactions consummated by us.  There are no material capital expenditure commitments as of September 30, 2018.

We believe cash on hand and cash from operations will be sufficient to meet our capital requirements for the twelve months following the filing of this report.  We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity or debt securities.  The extent of our future capital requirements will depend on many factors, including our results of operations and growth through the acquisition of additional brands, and we cannot be certain that we will be able to obtain additional financing in sufficient amounts or on acceptable terms in the near future, if at all.

Cash Flows from Operations

Cash flows from operations for operating, financing and investing activities for the nine months ended September 30, 2018 and 2017 are summarized in the following table:

	Nine Months Ended September 30,
	2018	2017

	(in thousands)

Operating activities	$20,110	$19,260
Investing activities	93	4,296
Financing activities	(26,557)	(30,168)
Net decrease in cash and restricted cash	$(6,354)	$(6,612)

Operating Activities

Net cash provided by operating activities increased $0.8 million to $20.1 million for the nine months ended September 30, 2018 as compared to $19.3 million for the nine months ended September 30, 2017.  The $0.8 million increase was primarily attributable to an increase in net income of $15.7 million, more favorable changes in deferred revenue of $3.3 million, accounts payable, accrued expenses, and other liabilities of $7.9 million and accounts receivable of $0.6 million, partially offset by less favorable changes in non-cash expenses of $21.3 million and in prepaid expenses and other assets of $5.4 million period-over-period.

Investing Activities

Net cash provided by investing activities decreased $4.2 million to $0.1 million for the nine months ended September 30, 2018 compared to $4.3 million for the nine months ended September 30, 2017.  This decrease is driven primarily by $4.1 million of cash used for purchases of property and equipment during the nine months ended September 30, 2018 compared to $1.1 million during the nine months ended September 30, 2017.  The increase in cash used for purchases of property and equipment was primarily related to leasehold improvements as we reconfigured and reduced our office space at the Company’s headquarters.  During the nine months ended September 30, 2018, we sold the FUL and Revo trademarks and received cash proceeds of $4.4 million.  During the nine months ended September 30, 2017, we sold available-for-sale securities for $5.8 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2018 decreased $3.6 million to $26.6 million as compared to $30.2 million for the nine months ended September 30, 2017.  During the nine months ended September 30, 2018, we made principal payments of $21.8 million under our loan agreements in accordance with contractual terms and $5.3 million of distributions to certain noncontrolling interest partners.  In addition, we received loan proceeds as part of our debt refinancing of $107.6 million, made prepayments of $88.6 million under the Amended FS/KKR Credit Agreement, and paid $14.6 million of related lender and third-party fees during the nine months ended September 30, 2018.  During the nine months ended September 30, 2017, we made principal payments of $21.2 million under our loan agreements in accordance with contractual terms and $5.8 million of distributions to certain noncontrolling interest partners.  During the nine months ended September 30, 2018, we repurchased common stock from employees for tax withholding purposes related to the vesting of restricted stock of $2.4 million as compared to $1.1 million during the nine months ended September 30, 2017.

Debt

As of September 30, 2018, we were party to the First Amendment to the Third Amended and Restated First Lien Credit Agreement with Bank of America, N.A. as administrative and collateral agent (the “New Amended BoA Credit Agreement”) and the First Amendment to the Third Amended and Restated Credit Agreement with Wilmington Trust, National Association as administrative agent and collateral agent (the “New Amended FS/KKR Credit Agreement”), referred to as our loan agreements.  Refer to Note 7 to our condensed consolidated financial statements for a discussion of our borrowings and the terms of these debt facilities.  As of September 30, 2018 and December 31, 2017, our long-term debt, including current portion, was $641.9 million and $644.7 million, respectively, which is presented net of $25.4 million and $14.1 million of deferred financing fees, respectively, in the condensed consolidated balance sheets.  As of September 30, 2018 and December 31, 2017, we had $0.0 million and $5.5 million, respectively, of availability under the current revolving credit facility (the “Revolving Credit Facility”), subject to meeting certain leverage ratios.  We may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.80:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 3.00:1.00 and (b) with respect to any other increase, 2.90:1.00, subject to the satisfaction of certain conditions in the New Amended BoA Credit Agreement.  We may request one or more additional term loan facilities or the increase of term loan commitments under the New Amended FS/KKR Credit Agreement as would not cause the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, subject to the satisfaction of certain conditions in the New Amended FS/KKR Credit Agreement.  We made $21.8 million of principal repayments under our loan agreements during the nine months ended September 30, 2018.

Contractual Obligations

On February 21, 2017, we amended the lease of our corporate headquarters, which extended the lease through December 31, 2033 and effective in February 2018, lowered the rented square footage to approximately 63,000 square feet of corporate office space and 7,000 square feet of other rentable space.  On January 12, 2018, we further amended the lease of our corporate headquarters, effective in February 2018, to increase the rented square footage by approximately 12,300 square feet.  Our contractual obligation as of September 30, 2018 for the amended lease is summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)

Corporate Headquarters Lease	$85,785	$4,824	$11,001	$11,001	$58,959

Off-Balance Sheet Arrangements

At September 30, 2018 and December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our earnings may also be affected by changes in LIBOR interest rates as a result of our loan agreements.  As further discussed in Notes  3 and 7 to our accompanying unaudited condensed consolidated financial statements, we have entered into interest rate caps to mitigate the effects of a change in LIBOR interest rates.  An increase in LIBOR interest rates of one percent affecting the loan agreements would not have had a material effect on our results of operations during the three and nine months ended September  30, 2018 and 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September  30, 2018, the end of the period covered by this report.  Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September  30, 2018 such that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September  30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Cautionary Statements and Risk Factors

This Quarterly Report contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018.   There have been no material changes to such risk factors during the nine months ended September  30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities during the three months ended September  30, 2018.

During the three months ended September 30, 2018, we repurchased 202,696 shares of our common stock from employees for tax withholding purposes related to the vesting of restricted stock.  We do not currently have in place a repurchase program with respect to our common stock.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Jul 1 - 31	114,638	$ 2.11	N/A	N/A

Aug 1 - 31	88,058	$ 1.98	N/A	N/A

Sep 1 - 30	-	$ -	N/A	N/A

Total	202,696		-	-

(1) During the third quarter of 2018, 202,696 shares were purchased from employees for tax withholding purposes related to the vesting of restricted stock.  All shares were purchased other than through a repurchase plan or program.

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

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: November 9, 2018	/s/ Peter Lops
By: Peter Lops
Title: Chief Financial Officer (Principal Financial and Accounting Officer)