Form 10-K
period 2018-12-31
Sequential Brands Group, Inc.
filed 2019-03-14
CIK 1648428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.

Commission file number 001‑37656

SEQUENTIAL BRANDS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	47‑4452789
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

601 West 26th Street, 9th Floor

New York, New York 10001

(Address of principal executive offices) (Zip code)

(646) 564‑2577

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	Nasdaq Capital Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).

Yes ☐	No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter was $77,062,393 (based on the closing sales price of the registrant’s common stock on that date).

At February 28, 2019, the registrant had 64,462,765 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its annual meeting of stockholders to be held on June 7, 2019 are incorporated by reference in Items 10 through 14 of Part III of this Annual Report on Form 10‑K.

SEQUENTIAL BRANDS GROUP, INC.

PART I

Unless otherwise noted, references in this Annual Report on Form 10‑K to the “Sequential Brands Group,” “Company,” “our Company,” “we,” “us,” “our” or similar pronouns refer to Sequential Brands Group, Inc. and its subsidiaries. References to other companies may include their trademarks, which are the property of their respective owners.

This 2018 Annual Report on Form 10‑K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We use words such as “future,” “seek,” “could,” “can,” “predict,” “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to the following: (i) risks and uncertainties discussed in the reports that the Company has filed with the Securities and Exchange Commission (the “SEC”); (ii) general economic, market or business conditions; (iii) the Company’s ability to identify suitable targets for acquisitions and to obtain financing for such acquisitions on commercially reasonable terms; (iv) the Company’s ability to timely achieve the anticipated results of its acquisitions and any potential future acquisitions; (v) the Company’s ability to successfully integrate acquisitions into its ongoing business; (vi) the potential impact of the consummation of its acquisitions or any potential future acquisitions on the Company’s relationships, including with employees, licensees, customers and competitors; (vii) the Company’s ability to achieve and/or manage growth and to meet target metrics associated with such growth; (viii) the Company’s ability to successfully attract new brands and to identify suitable licensees for its existing and newly acquired brands; (ix) the Company’s substantial level of indebtedness, including the possibility that such indebtedness and related restrictive covenants may adversely affect the Company’s future cash flows, results of operations and financial condition and decrease its operating flexibility; (x) the Company’s ability to achieve its guidance; (xi) continued market acceptance of the Company’s brands; (xii) changes in the Company’s competitive position or competitive actions by other companies; (xiii) licensees’ ability to fulfill their financial obligations to the Company; (xiv) concentrations of the Company’s licensing revenues with a limited number of licensees and retail partners; and (xv) other circumstances beyond the Company’s control.

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

Item 1.  Business

Corporate Overview

We own a portfolio of consumer brands in the home, active and fashion categories, including Martha Stewart, Jessica Simpson,  AND1, Avia,  Joe’s and GAIAM. We aim to maximize the value of our brands by promoting, marketing and licensing the brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories. Our core strategy is to enhance and monetize the global reach of our existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify our portfolio of brands.

Our business is designed to maximize the value of our brands through license agreements with partners that are responsible for manufacturing and distributing our licensed products and, with the exception of our Martha Stewart brand, primarily responsible for the design of such licensed products. Our brands are licensed for a broad range of product categories, including apparel, footwear, fashion accessories and home goods, as well as, with respect to our Martha Stewart brand, food, wine and a variety of media related assets, such as magazines, books and other print and digital content. We seek to select licensees who have demonstrated the ability to produce and sell quality products in their respective licensed categories and have the capability to meet or exceed the minimum sales thresholds and guaranteed minimum royalty payments that we generally require.

We license our brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of December 31, 2018, we had approximately one-hundred fifty licensees, with wholesale licensees comprising a significant majority.

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

Licensing Relationships

Our license agreements typically require a licensee to pay us royalties based upon net sales and, in most cases, contain guaranteed minimum royalties. Our license agreements also require licensees to support the brands by either paying or spending contractually guaranteed minimum amounts for the marketing and advertising of the respective licensed brands. As of February 28, 2019, we had contractual rights to receive an aggregate of $317.9 million in minimum royalty and marketing and advertising revenue from our licensees through the balance of the current terms of such licenses, excluding any renewals.

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

Our licensing revenues are concentrated with certain licensees and retail partners. During the year ended December 31, 2018, one licensee represented at least 10% of net revenue, accounting for 13% of the Company’s net revenue. For additional information, see “Risk Factors Risks Related to our Business - A substantial portion of our licensing revenue is concentrated with a limited number of licensees and retail partners, such that the loss of a licensee or retail partner could materially decrease our revenue and cash flows” in Item 1A.

Description of Our Brands

Martha Stewart

We own the Martha Stewart brand, which we acquired in 2015 through the acquisition of Martha Stewart Living Omnimedia (“MSLO”). MSLO was founded in 1997 by Martha Stewart, an Emmy Award-winning television show host, entrepreneur, bestselling author of over 90 books, and America’s most trusted lifestyle expert and teacher. Millions of people rely on Martha Stewart as a source of useful "how-to" information for all aspects of everyday living - cooking, entertaining, gardening, home renovating, collecting, organizing, crafting, holidays, healthy living and pets. The Martha Stewart brand reaches approximately 100 million consumers across all media and merchandising platforms each month. Her branded products are found in over 70 million households and have a growing retail presence in thousands of locations. We currently license the Martha Stewart brand to various licensees, including retailers such as Macy’s, Staples and Michaels. In 2018, the Martha Stewart brand launched the MarthaStewart.TV app available for Apple, Android, Amazon Fire+, Roku and Chromecast devices.  Additionally, the Martha Stewart brand launched a new floral subscription line in the fourth quarter of 2018. The Martha Stewart brand continued its relationship with QVC in multiple categories including apparel, skin care, garden, and food.

Jessica Simpson

We acquired a majority ownership interest in the Jessica Simpson brand, including the Jessica Simpson Collection master license and other rights, in 2015. Founded in 2005, the Jessica Simpson Collection is a signature lifestyle concept inspired by and designed in collaboration with Jessica Simpson. The growing brand offers multiple product categories including footwear, apparel, fragrance, fashion accessories, maternity apparel, girls’ clothing and home products. The brand is supported by best-in-class licensees and has strong department store and online distribution through Dillard’s, Macy’s, Belk, Nordstrom, Zappos.com, and DSW, among other independent retailers. We have a license agreement with Camuto Group to manufacture and distribute footwear under the Jessica Simpson Collection. The Jessica Simpson Collection is distributed worldwide.

AND1

We acquired the AND1 brand in 2014, which was founded in 1993 and prides itself on being the original street basketball brand focusing on the everyday player. Key licensees for the AND1 brand include E.S. Originals, Inc. (“ESO”) for footwear and High Life, LLC for apparel. In addition, the AND1 brand is licensed in product categories, such as hosiery, underwear, off-court/casual footwear and other accessories. The AND1 brand is offered through Wal-Mart stores, sporting goods retailers and related e-commerce sites in the United States and has a strong distribution network reaching over 20 countries. In 2018, AND1 announced a multi-year partnership with NBA legend Kevin Garnett as the creative director and global brand ambassador for AND1 as well as the development of a jointly created capsule collection.

Avia

We acquired the Avia brand in 2014, which was founded in 1979 and is best known for running and activewear products designed to unite performance and function for athletes of every level. Since we acquired Avia, we have expanded its licensed product categories to include wearable fitness accessories, hosiery, sports bags and various other accessory products. The Avia brand is primarily offered through Wal-Mart stores in the United States, with additional distribution through specialty retailers and related e-commerce sites, such as Modell’s Sporting Goods, as well as globally in numerous countries. In 2018, Avia continued to expand globally and initiated an international partnership in China.  In 2018, we announced our collaboration with Vanessa Hudgens to serve as the brand ambassador for the Avia brand as well as the development of a jointly created capsule collection.

GAIAM

We acquired the GAIAM brand in 2016. Founded in 1996 as an eco-living catalog company, GAIAM evolved into a yoga brand by producing and distributing yoga videos and related products through multiple channels of distribution. GAIAM has since expanded to include a full line of apparel, yoga mats, yoga mat bags, yoga blocks and straps, yoga and fitness props, balance balls, bags, active sitting products, including our balance ball chair, fitness kits and various other accessories. GAIAM is dedicated to making yoga, fitness and wellness accessible to all through a wide distribution network that consists of approximately 38,000 retail doors, 19,000 store-within-a-stores, 5,000 category management locations and e-commerce. We currently license the GAIAM brand to various licensees, including Fit For Life, LLC for yoga sporting goods and High Life, LLC for apparel. In 2018, Jessica Biel,  GAIAM’s brand ambassador, in collaboration with GAIAM launched their capsule collection.

Joe’s

We acquired the Joe’s brand in 2015. Founded in 2001, Joe’s is a casual chic global lifestyle brand synonymous with classic, modernized wardrobe staples ranging from premium denim to handcrafted collection pieces, and from contemporary accessories to footwear.  Joe’s has since expanded to include kid’s apparel, intimate apparel, hosiery, fragrance, men’s tailoring, tie, belts, small leather goods and bags.  Concurrently with the acquisition, we entered into a long-term license agreement for the brand’s core categories with Centric Brands, Inc. Joe’s branded products are available at better department stores and specialty boutiques in the United States and internationally. Joe’s marketing campaigns featured top model Sara Sampaio for the women’s business and Julian Edelman for the men’s business.

Ellen Tracy

We acquired the Ellen Tracy brand in 2013, which was founded in 1949 and is a leading fashion lifestyle brand focusing on polished and sophisticated style for modern women. The Ellen Tracy brand is known for quality tailoring, timeless silhouettes and classic signature prints. Product offerings currently include apparel, outerwear, sleepwear, intimate apparel, hosiery, eyewear, fragrance, fashion accessories, swimwear, handbags and luggage. Licensees for the Ellen Tracy brand include GBG USA Inc. for sportswear and dresses, Amerex for swimwear, and Komar for sleepwear and intimate apparel. In addition, the Ellen Tracy brand has been licensed for jewelry, bath and body gifts, cosmetics and home. The Ellen Tracy brand is offered in premium and regional department and specialty stores throughout the United States as well as globally. In 2018, Ellen Tracy continued its collaboration with top model Irina Shayk, featuring her in marketing campaigns and releasing a jointly created limited edition apparel collection.

Emeril Lagasse

We acquired the Emeril Lagasse brand in 2015. Emeril Lagasse is the chef/proprietor of 12 restaurants throughout the United States, and the best-selling author of 19 cookbooks. As a national TV personality, he has hosted more than 2,000 shows on the Food Network, is the food correspondent for ABC’s “Good Morning America” and appeared as a guest judge on Bravo’s hit food series, “Top Chef”.  Licensees for the Emeril Lagasse brand primarily include various food and kitchen preparation manufacturers for product categories such as cookware, cutlery and food and coffee products.  Emeril Lagasse branded products are available in department stores, club stores, supermarkets and specialty stores within the United States, as well as through QVC.

William Rast

The William Rast brand is a lifestyle fashion brand rounded in the iconography of biker culture with designs that embody the “new America” sensibility and deliver an edgy yet tailored collection of premium denim, ready to wear and outerwear for both men and women. Product offerings include denim, sportswear, outerwear and fragrance. Licensees for the William Rast brand include One Jeanswear for men’s and women’s apparel, Level 8 Apparel LLC for outerwear and Bellevue Brands Inc. for fragrance. Distribution includes several national retailers including Macy’s, Dillard’s, Belk, Lord & Taylor and Amazon.  In August 2018, William Rast launched its Fall 2018 men’s and women’s collection with a campaign featuring multi-platinum selling country music star Brett Young alongside supermodel Stella Maxwell.

Heelys

We acquired the Heelys brand in 2013, which was founded in 1999 and has been a breakout success in the world of action sports among children and teens with its innovative, patented dual-purpose wheeled footwear, featuring a stealth removable wheel in the heel. Heelys continues to grow into the ultimate kids’ active lifestyle brand. The primary licensee for the Heelys brand is BBC International LLC for wheeled footwear and related accessories. The Heelys brand is offered through department stores, sporting goods retailers, related e-commerce sites, as well as Heelys’ own e-commerce site in the United States and over 70 additional countries.

Caribbean Joe

We acquired the Caribbean Joe brand in 2013, which was founded in 1999 and is a casual, island inspired, lifestyle brand. Originally rooted in apparel, Caribbean Joe’s product offerings have expanded to include swimwear, accessories, and home textiles. The Caribbean Joe brand is distributed in the United States through mid-tier department stores, specialty stores, e-commerce sites and off-price retailers as well as internationally through specialty retailers and distributors.

DVS

We own a 65% interest in the DVS brand through a joint venture with Elan Polo International, Inc. (“Elan Polo”), a global organization which designs, sources and delivers men’s, women’s and children’s shoes to retailers around the world. The DVS brand is a footwear brand dedicated to inspiring youth to have fun and always push forward and is best known for its great style, technical features and input of some of the best action sports athletes in the world.  Product offerings for the brand currently include footwear, backpacks and accessories. The primary licensee for the DVS brand is Elan Polo for footwear, with distribution through specialty street skating and other specialty stores in the United States and internationally.

The Franklin Mint

We acquired The Franklin Mint brand in 2013, which was founded in 1964 and is a brand in the collectible and gift giving arena. The Franklin Mint brand has been licensed in multiple categories, including coins, models, jewelry, games, décor, giftables, seasonal, and co-branded products through license agreements.  The Franklin Mint brand is currently offered via the franklinmint.com website.

Linens N Things

We acquired the Linens N Things brand in 2014, which was founded in 1975 and is a home textiles, housewares and decorative home accessories brand.

SPRI

We acquired the SPRI brand in July 2016 as part of the GAIAM transaction. Founded in 1983 as the Sports Performance Rehabilitative Institute, SPRI pioneered a line of rubber resistance products in the fitness & training category. Over the past 30 years, SPRI has grown to be a leading exercise brand, offering a full line of fitness accessories, training tools and educational materials. The SPRI brand today focuses on distribution in both the commercial fitness (gyms, fitness clubs and hotels) and retail fitness channels. The SPRI brand continues to show growth through expansion at Target with the “Ignite” by SPRI collection.

Nevados

We acquired the Nevados brand in 2014, which was founded in 1990 and was inspired by the 17,000‑ foot Los Nevados National Natural Park in the Colombian Andes Mountains range. With a dedication to comfort and durability, Nevados offers hiking boots and outdoor shoes to make sure you see the great outdoors, and enjoy every step of the way. Today the brand is distributed through Amazon, as well as select specialty stores in the United States and internationally.

Business Segment

We have a single operating and reportable segment, as described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reportable Segment” in Item 7. See Item 6 of this Annual

Report on Form 10‑K for measures of our net revenues, consolidated net loss and total assets as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017 and 2016.

Corporate Organization/Information

We were formed in June 2015 in connection with a strategic combination resulting in our predecessors, Sequential Brands Group, Inc. (“Old Sequential”) and MSLO, becoming our wholly-owned subsidiaries (the “Mergers”).  Old Sequential was incorporated under the laws of the State of Delaware in 1982 as People’s Liberation, Inc. and changed its name to Sequential Brands Group, Inc. in 2012.  Old Sequential's common stock began trading on the Nasdaq Capital Market (“Nasdaq”) under the ticker “SQBG” on September 24, 2013, and we succeeded to Old Sequential’s listing on December 7, 2015.

Competition

We operate in a highly competitive market, both for our individual brands and for the Company as a whole.

Our brands are subject to extensive competition from various domestic and foreign brands. Each of our brands has a number of competitors within its specific product categories and distribution channels that compete with the product categories and distribution channels in which our brands’ products are sold. Our brands also compete within the retail stores and other distribution channels that carry such brand’s product lines with other products offered by these retail stores and distribution channel in the respective product categories, including with products sold under our partners’ private labels. We also compete with the e-commerce businesses of these stores and other websites that sell similar retail goods. Competitive factors include design, style, quality, price, name recognition, service and advertising.

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

Trademarks

Our trademarks and associated marks are registered or pending registration with the U.S. Patent and Trademark Office in block letter and/or logo formats, as well as in combination with a variety of ancillary marks for use with respect to a broad range of product categories, including footwear, apparel, fragrance, handbags, backpacks, watches, home goods and various other goods and services. We intend to renew these registrations as appropriate prior to their expiration. In addition, we register our trademarks in other countries and regions around the world. We also have domestic, foreign and international intellectual property coverage for the technology and designs for several brands including for Heelys wheeled footwear and certain Gaiam yoga-related products and SPRI products.  We own the rights to 44 U.S. issued patents and 49 foreign issued patents within 24 territories, along with several pending U.S. and foreign patent applications and industrial designs. Further, in connection with the acquisition of the Martha Stewart brand, we are also the owners of domestic and international design and utility patents covering certain Martha Stewart Crafts paper punches.

We monitor on an ongoing basis unauthorized use and filings of our trademarks and patents and rely primarily upon a combination of federal, state and local laws, as well as contractual restrictions, to protect our intellectual property rights, both domestically and internationally.

Seasonality

Our business is affected by seasonality in the businesses of many of our licensees. Historically, this can result in higher revenues during our fourth quarter, which includes the holiday retail season in the United States. We recognized 29% and 28% of our annual net revenues during the fourth quarter of 2018 and 2017, respectively. Our seasonality may change as we continue to grow our business.

Employees

As of February 28, 2019, we had a total of 129 employees and area-specific consultants working to support our operations. None of our employees are represented by a labor union. We consider our relationship with our employees to be satisfactory.

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

Our revenues are almost entirely dependent on royalty payments made to us pursuant to license agreements entered into with licensees of our brands. These license agreements often require that licensees advance payment to us of a portion of the sales royalty payments due thereunder and, in most cases, provide for guaranteed minimum royalty payments. The failure of our licensees to satisfy their financial obligations under these agreements, or their inability to operate successfully or at all, could result in a breach of an agreement, early termination of an agreement, non-renewal of an agreement or an amendment of an agreement to reduce the guaranteed minimum royalty payments or sales royalties due thereunder, each of which could eliminate some or all of that revenue stream. A decrease or elimination of revenue could have a material adverse effect on our financial condition, results of operations and cash flows.

During the term of a license agreement, our revenues and the value of our brands substantially depend upon our licensees’ ability to maintain the quality and marketability and market acceptance of the branded products licensed to such licensee and their failure to do so could negatively affect consumer perception of our brands and harm our future growth and prospects. Further, the failure of our licensees to meet their production, manufacturing and distribution requirements, or a weak economy or softness in the retail, apparel or home goods sectors, could cause our licensees to default on their obligations to make guaranteed minimum royalty payments to us or cause a decline in their sales and potentially decrease the amount of royalty payments in excess of guaranteed minimum royalty payments due to us. In addition, our licensees’ inability to maintain market acceptance of our brands or our failure to monitor our licensees’ compliance with their license agreements or take appropriate corrective action when necessary may subject our intellectual property assets to cancellation, loss of rights or devaluation and any devaluation of our trademarks or other intellectual property could cause a material impairment in the carrying value of such intellectual property, potentially resulting in a charge as an expense to our results of operations. If such developments occur or our licensees are otherwise not successful, the value and recognition of our brands, as well as our business, financial condition and results of operations, could be materially adversely affected.

Our business depends on continued market acceptance of our brands and the products bearing these brands.

The retail industry is highly susceptible to changes in consumer preferences and continued market acceptance of our brands and our licensees’ products, as well as market acceptance of any future products bearing our brands and is subject to a high degree of uncertainty. In order to generate revenues and profits, our licensees must develop product offerings that appeal to consumers. We retain rights to monitor the products our licensees’ design and produce and may retain the right to preview and approve such products, we cannot assure you that licensees will develop, market and sell products that appeal to consumers. Any significant changes in consumer preferences or any inability on our licensees’ part to anticipate or react to such changes could reduce demand for our branded products and erode the competitiveness of such products, which would negatively affect our financial condition, results of operations and cash flows.

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

As of December 31, 2018, we had outstanding net indebtedness of $610.8 million, as described more fully in Note 10 to our consolidated financial statements.

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

Our outstanding debt is generally guaranteed jointly and severally by each of our domestic subsidiaries. Our and our subsidiaries’ obligations under the August 2018 Debt Facilities (as defined in Note 10 to our consolidated financial statements) and the associated guarantees are secured, in each case, by first priority liens (subject, in the case of the New Amended KKR Credit Agreement, to the liens under the New Amended BoA Credit Agreement on, and security interests in, substantially all of the present and after acquired assets of us and each of our subsidiaries, subject to certain customary exceptions). The August 2018 Debt Facilities contain a number of restrictive covenants, representations and warranties, including representations relating to the intellectual property owned by us and our subsidiaries and the status of our material license agreements. In addition, the August 2018 Debt Facilities include covenants and events of default, including, in the case of the New Amended BoA Credit Agreement, requirements that we (i) maintain a positive net income (as defined), (ii) satisfy a maximum loan to value ratio (as calculated pursuant to the New Amended BoA Credit Agreement) and (iii) satisfy a maximum consolidated first lien leverage ratio (as calculated pursuant to the New Amended BoA Credit Amendment), and, in the case of the New Amended KKR Credit Agreement, to satisfy (i) a maximum consolidated total leverage ratio (as calculated pursuant to the New Amended KKR Credit Agreement) and (ii) a maximum consolidated first lien leverage ratio (as calculated pursuant to the New Amended KKR Credit Agreement).

If our business, financial condition or results of operations are adversely affected by one or more of the risk factors described in this Annual Report on Form 10‑K or elsewhere in our filings with the SEC, we may be unable to maintain compliance with these financial covenants. If we fail to comply with such covenants, our lenders could demand immediate payment of amounts outstanding. Under such circumstances, we would need to seek alternative financing sources to fund our ongoing operations and to repay amounts outstanding and satisfy our other obligations under our existing borrowing and financing arrangements. Such financing may not be available on favorable terms, or at all. Consequently, we may be restricted in how we fund ongoing operations and strategic initiatives and deploy capital and in our ability to make acquisitions. As a result, our business, financial condition and results of operations may be further adversely affected if we are unable to maintain compliance with our debt covenants.

We or our licensees may not be able to continue to compete successfully because of intense competition within our licensees’ markets, the strength of some of their competitors or other factors.

Our trademark licenses are for products primarily in the apparel, footwear, fashion and home accessories markets, in which our licensees face intense competition. Competitive factors in these markets include design, quality, price, style, name recognition, service and advertising. Changing customer preferences and the limited availability of shelf space can adversely affect the competitive position of our licensees’ products. Many of our licensees’ competitors have greater financial, distribution, marketing and other resources than our licensees and have achieved significant name recognition for their brands. Our licensees may be unable to successfully compete in the markets for their products, which would adversely affect our revenues and cash flows, and we may not be able to continue to compete successfully with respect to our licensing arrangements.

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

Our licensing revenues are concentrated with a limited number of licensees and retail partners. During the year ended December 31, 2018, one licensee represented at least 10% of net revenue, accounting for 13% of the Company’s net revenue. During the year ended December 31, 2017, three licensees represented at least 10% of net revenue, each accounting for 11% of the Company’s net revenue. Our revenue and cash flows would be materially and adversely affected if any of them were to have financial difficulties affecting their ability to make payments, elected not to renew or extend any existing license agreements or arrangements with us or significantly reduced their sales of these licensed products under any of these license agreements or arrangements, and we were not able to replace the revenue generated by such licensees.

We may not be able to adequately protect our intellectual property rights, which could compromise our competitive position and decrease the value of our brands.

We own, through our subsidiaries, U.S. federal trademark registrations and foreign trademark registrations for our brands that are vital to the success and further growth of our business. In addition, we own domestic, foreign and international intellectual property registrations for the technology and designs incorporated into Martha Stewart Crafts paper punches, Heelys wheeled footwear and Gaiam yoga products. The loss of or inability to enforce our proprietary rights could materially and adversely affect our business and financial condition. For instance, if any third party independently develops similar products to those marketed and distributed by our licensees or manufactures knock-offs of such products, it may harm the reputation of our brands, decrease their value or cause a decline in our licensees’ sales and thus our revenues. Additionally, the laws of foreign countries may provide inadequate protection for intellectual property rights, making it difficult to enforce such rights in those countries.

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

Our success is largely dependent upon the expertise and knowledge of our Chief Executive Officer, Ms. Karen Murray, and other key members of the executive team, whom we rely upon to formulate our business strategies. Our key executives’ leadership and experience in the licensing industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering our key executives, with the exception of Ms. Martha Stewart. The loss of the services of our key executives could have a material adverse effect on our business prospects, financial condition, results of operations and cash flows.

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

We have in the past experienced substantial variations in our revenue and results of operations from quarter to quarter, and we expect to continue to experience such substantial variations. This variability is affected by numerous factors, including:

•	the timing of the introduction of new licensed products by our licensees;
•	the level of consumer acceptance of our brands and licensed products;
•	seasonality resulting in higher revenues in the second half of the year;
•	general economic and industry conditions that affect consumer spending and retailer purchasing;
•	the availability of viable licensees that meet our brand criteria; and
•	the timing of marketing expenditures.

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

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also retailers and distributors, who license our brands. Consumer spending has fluctuated significantly and may become depressed or be subject to deterioration in the near future. The worldwide apparel and consumer products industries are heavily influenced by general economic cycles. Purchases of apparel, footwear and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines. During periods of recession or economic uncertainty, our licensees may not be able to maintain or increase sales of our branded products to existing customers, make sales to new customers, open or operate new retail stores or maintain sales levels at existing stores as consumers may shift discretionary income spending to other areas other than our licensee’s products. As a result, our results of operations may be adversely and materially affected by downward trends in the United States or global economy.

The market price of our common stock has declined significantly and may be volatile, which could reduce the demand for our common stock.

The publicly traded shares of our common stock have experienced, and may continue to experience, significant price fluctuations, ranging between $5.20 and $0.69 during our last two fiscal years. Due to the continued, sustained decline in our stock price during 2017, we recorded a goodwill impairment charge of $304.1 million in the fourth quarter of 2017. See Note 9 to our consolidated financial statements for further information on our goodwill impairment. Future decreases or volatility in our stock price could reduce demand for our common stock, regardless of our operating performance. The trading price of our common stock could also change significantly over short periods of time in response to write-downs or actual or anticipated variations in our quarterly results of operations, announcements by us, our licensees or our respective competitors, factors affecting our licensees’ markets generally or changes in national or regional economic conditions.

Our largest stockholders control a significant percentage of our common stock and are represented on our board of directors, which may enable such stockholders, alone or together with our other significant stockholders, to exert influence over corporate transactions and other matters affecting the rights of our stockholders.

As of February 28, 2019, Tengram Capital Partners Gen2 Fund, L.P. (“Tengram”) beneficially owns approximately 11.8%, Carlyle Galaxy Holdings, L.P. (“Carlyle”) beneficially owns approximately 9.9% and Ms. Martha Stewart beneficially owns approximately 12.8% of our outstanding shares of common stock. Mr. William Sweedler, chairman of our board of directors, is a principal of Tengram, Mr. Rodney Cohen is a director and managing director of Carlyle, and Ms. Martha Stewart became a director in connection with the closing of the Mergers. As a result, each of Tengram, Carlyle and Ms. Martha Stewart, individually or collectively, are able to exercise substantial influence over our board of directors and matters requiring stockholder approval, including the election of directors and approval of significant corporate actions, such as mergers and other business combination transactions.

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

As of December 31, 2018, intangible assets represented $964.9 million, or 89.5% of our total consolidated assets. Under current accounting principles generally accepted in the United States (“GAAP”), indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. Our trademarks are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any write-down of intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material. We recorded non-cash impairment charges of $17.9 million for indefinite-lived intangible assets for certain brands in the third quarter of 2018; the impairments arose due to reduced growth expectations and the impact of licensee transitions for these brands. Due to the continued, sustained decline in our stock price, we recorded a goodwill impairment charge of $304.1 million in the fourth quarter of 2017. See Note 8 and Note 9 to our consolidated financial statements for further information on these impairment charges.

Our use of certain tax attributes may be limited.

We have significant net operating losses (“NOLs”). A valuation allowance has been provided as of December 31, 2018 which primarily relates to state net operating losses and capital loss carryforwards. As of December 31, 2018, we have federal NOLs available to carryforward to future periods of $188.9 million which begin expiring in 2024 and we have state NOLs available to carryforward to future periods of $208.2 million which begin expiring in 2019. We have foreign tax credits available to carryforward to future periods of $0.6 million as of December 31, 2018 which begin expiring in 2019. We have experienced several changes of ownership under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) which place various limitations on the use of NOLs. The limitation on NOLs is based upon a formula provided under Section 382 of the Code that utilizes the fair market value of us and prevailing interest rates at the time of the ownership change. An “ownership change” is generally a 50% increase in ownership over a three-year period by stockholders who directly or indirectly own at least five percent of a company’s stock. The limitations on the use of the NOLs under Section 382 could affect our ability to offset future taxable income.

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

Our common stock may be delisted from the NASDAQ

On January 16, 2019, we received a letter from the Nasdaq notifying us that we were not in compliance with Nasdaq’s requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2), because for a period of 30 consecutive business days the bid price of our common stock had not closed at or above the minimum of $1.00 per share.  On February 14, 2019, we received a letter from Nasdaq indicating that we had regained compliance with the rule because the closing bid price of our common stock was at or above $1.00 per share for a minimum of 10 consecutive business days.  However, we cannot assure you that the trading price of our common stock will exceed Nasdaq’s minimum bid price in the future.  If our stock price again falls below $1.00 for 30 consecutive business days, we will receive a new notice from Nasdaq.  If we fail to meet the minimum bid price and do not or cannot otherwise regain compliance, our common stock may be delisted from Nasdaq.

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

A key component of our growth strategy is the acquisition of additional brands. In 2016, we acquired GAIAM, and in 2015, we acquired Jessica Simpson,  Joe’s,  Martha Stewart and Emeril Lagasse and are continually exploring new acquisition opportunities. However, we face extensive competition for new brand acquisitions, both from other brand management companies as well as traditional consumer brand companies, retailers and private equity groups, which could increase the price of the acquisitions and make it more difficult for us to find suitable acquisition targets. In addition, even if we successfully acquire additional brands or the rights to use additional brands, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands.

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

We may not realize all of the anticipated benefits of our acquisitions or those benefits may take longer to realize than expected.

Our ability to realize the anticipated benefits of our acquisitions depends, to a large extent, on our ability to implement changes to acquired businesses in a manner that facilitates growth opportunities and realizes anticipated synergies. We will be required to devote significant management attention, resources and costs to realigning the business practices and operations of acquired businesses to our brand management model. We generally expect to benefit from operational synergies from our acquisitions resulting from the consolidation of capabilities and elimination of redundancies, as well as greater efficiencies from increased scale and market integration. However, this process may preclude or impede realization of the benefits expected from acquisitions and could adversely affect current revenues and investments in future growth, which could adversely affect our results of operations. We cannot be certain that we will not be required to implement further realignment activities, make additions or other changes to our workforce based on other cost reduction measures or changes in the markets and industry in which we compete. In addition, future business conditions and events may impact our ability to continue to realize any benefits of these initiatives. If we are not able to successfully achieve these objectives, the anticipated benefits of our acquisitions may not be realized fully or at all or may take longer to realize than expected.

The failure to successfully integrate new businesses and operations as a result of acquisitions may adversely affect our future results.

Businesses that we have acquired or may acquire in the future have operated historically as independent companies. We may face significant challenges in consolidating certain businesses and functions of these businesses, integrating their organizations, procedures, policies and operations, addressing differences in the business cultures and retaining key personnel. The integration process and other disruptions resulting from the business combinations mentioned above may also disrupt each company’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with employees, business partners, customers and others with whom we have business or other dealings, or limit our ability to achieve the anticipated benefits of the acquisitions. In addition, difficulties in integrating the businesses mentioned above could harm our reputation.

If we are not able to successfully combine our businesses in an efficient, effective and timely manner, the anticipated benefits and cost savings of the acquisitions may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be affected adversely.

Our success depends in part on the continued success of our celebrity based brands and the reputation and popularity of those celebrities. Any adverse reactions to publicity relating to those celebrities, or the loss of their services, could adversely affect our revenues and results of operations as well as our ability to maintain or generate a consumer base.

We believe that maintaining and enhancing our celebrity based brands is important to our business, financial condition and results of operations. Our celebrity based brands may be negatively impacted by a number of factors, including the reputation of its content and products, the uniqueness and relevance of celebrity branded content, and the reputation and popularity of those celebrities. If we fail to maintain and enhance these brands, or if excessive expenses are incurred in an effort to do so, our business, financial condition and results of operations could be materially and adversely affected.

Moreover, we believe our celebrities’ image, reputation, popularity and talent are material to the success of their brand.  Any repeated or sustained negative shifts in public or industry perceptions of such celebrities could have a material adverse effect on these brands and, consequently, our business.

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

We expect to incur transaction costs in connection with our acquisitions.

We have incurred and expect to continue to incur significant costs and expenses in connection with past and future acquisitions, including financial advisory, legal, accounting, consulting and other advisory fees and expenses, reorganization and restructuring costs, litigation defense costs, severance/employee benefit-related expenses, filing fees, printing expenses and other related charges. There are also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with our acquisitions. There are many factors beyond our control that could affect the total amount or timing of the integration and implementation expenses. These costs and expenses could reduce the benefits and income we expect to achieve from our acquisitions.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our principal offices are located at 601 West 26th Street, 9th Floor - Suite 900, New York, New York 10001, and our telephone number is (646) 564‑2577.

We lease the following properties as of December 31, 2018:

		Square Footage
Location	Type	(Approximate)	Expiration Date
New York, NY	Corporate Headquarters	82,300	December 31, 2033
New York, NY	Office and Showroom	10,900	September 12, 2024
Los Angeles, CA	Office	4,724	July 31, 2020

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

With respect to our outstanding legal matters, based on our current knowledge, we believe that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. Further, regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.  See Note 13 of this Form 10-K for further information.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Trading

Our common stock trades on the Nasdaq Stock Market under the symbol “SQBG”.  As of February 28, 2019,  there were approximately 1,223 holders of record of our common stock.

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

Equity Compensation Plan

The table below sets forth the information regarding our equity compensation plans as of December 31, 2018:

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	249,501	$12.70	—
Equity compensation plans not approved by security holders (2)	—	N/A	N/A
Total	249,501		—

(1)

Consists of options to purchase our common stock issued under our 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”) and the Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan (the "2013 Stock Incentive Plan"). The 2005 Stock Incentive Plan was replaced by the 2013 Stock Incentive Plan. No new grants were granted under the 2005 Stock Incentive Plan since August 2013, when the 2013 Stock Incentive Plan came into effect. For a description of our 2013 Stock Incentive Plan, see Note 15 to our consolidated financial statements.

(2)	Consists of warrants to purchase our common stock issued outside of the equity compensation plans in connection with certain completed financings and acquisitions.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the period covered by this Annual Report on Form 10‑K that were not previously disclosed in a Quarterly Report on Form 10‑Q or a Current Report on Form 8‑K.

Common Stock Repurchase Programs

During the quarter ended December 31, 2018, we repurchased 5,380 shares of our common stock from employees for income tax withholdings related to the vesting of restricted stock. We do not currently have in place a repurchase program with respect to our common stock.

(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number of		Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	(b) Average Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share (or Unit)	Plans or Programs	Plans or Programs
October 1 - 31	5,380	$1.69	N/A	N/A
November 1 - 30	—	$—	N/A	N/A
December 1 - 31	—	$—	N/A	N/A
Total	5,380		—	—

(1)	During the fourth quarter of 2018, 5,380 shares were purchased from employees for tax withholding purposes related to the vesting of restricted stock and restricted stock units.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the period beginning on December 31, 2013 and ending on December 31, 2018 with the cumulative total return on the Standard & Poor’s 500 Composite Index (“S&P 500”) and a Custom Peer Group, which includes Carter’s Inc., Cherokee, Inc., Columbia Sportswear Company, Guess ? Inc., Hanesbrands, Inc., Iconix Brand Group Inc., PVH Corp. and Xcel Brands Inc. The comparison assumes that $100 was invested on December 31, 2013 in our common stock, S&P 500 and Custom Peer Group. The stock performance shown on the graph should not be considered indicative of future performance.

Item 6.  Selected Financial Data

The following table presents our selected historical financial data for the periods indicated. The selected historical financial data has been derived from our audited consolidated financial statements referred to under Item 8 of this Annual Report on Form 10‑K. The following selected historical financial data should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10‑K and in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 of this Annual Report on Form 10‑K. The historical consolidated financial statements for Old Sequential for periods prior to the Mergers are considered to be the historical financial statements of Sequential Brands Group, Inc. and thus, our consolidated financial statements for fiscal 2015 reflect Old Sequential’s consolidated financial statements for the period from January 1, 2015 through December 4, 2015 and for the fiscal year 2014 and Sequential Brand Group Inc.’s thereafter. We have not declared dividends during the periods presented below.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net revenue	$169,956	$167,464	$155,528	$88,262	$41,837
Operating expenses	87,767	79,443	85,392	58,611	29,806
Impairment charges	17,899	340,628	-	-	-
Loss on sale of assets	7,117	-	-	-	-
Income (loss) from operations	57,173	(252,607)	70,136	29,651	12,031
Net (loss) income	(4,978)	(181,546)	6,631	2,416	(646)
Net income attributable to noncontrolling interest	(5,506)	(4,172)	(7,452)	(5,287)	(422)
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(10,484)	$(185,718)	$(821)	$(2,871)	$(1,068)

Basic and diluted loss per share:
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$(0.16)	$(2.95)	$(0.01)	$(0.07)	$(0.04)

Basic and diluted weighted average common shares outstanding	63,700,081	62,861,743	61,912,410	41,177,523	29,964,604

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$14,106	$18,902	$19,133	$41,560	$22,521
Working capital (as defined)	28,010	32,111	26,778	49,594	23,584
Intangible assets, net	964,911	995,170	1,030,212	872,277	303,039
Total assets	1,078,668	1,097,211	1,434,863	1,289,837	526,363
Long-term debt, including current portion	610,787	630,597	645,035	542,065	175,500
Total equity	344,644	353,538	537,568	525,649	264,900

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10‑K, as well as the disclosures about forward-looking statements in Item 1 and the section “Risk Factors” contained in Item 1A. This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and cash flows for the fiscal year ended December 31, 2018. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

Licensing and Brand Management Business

We own a portfolio of consumer brands in the home, active and fashion categories, including Martha Stewart, Jessica Simpson,  AND1, Avia, Joe’s and GAIAM. We aim to maximize the value of our brands by promoting, marketing and licensing the brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories. Our core strategy is to enhance and monetize the global reach of our existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify our portfolio of brands.

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

Our business is designed to maximize the value of our brands through license agreements with partners that are responsible for manufacturing and distributing our licensed products and, with the exception of our Martha Stewart brand, primarily responsible for the design of such licensed products. Our brands are licensed for a broad range of product categories, including apparel, footwear, fashion accessories and home goods, as well as, with respect to our Martha Stewart brand, food, wine, and a variety of media related assets, such as magazines, books and other print and digital content. We seek to select licensees who have demonstrated the ability to produce and sell quality products in their respective licensed categories and have the capability to meet or exceed the minimum sales thresholds and guaranteed minimum royalty payments that we generally require.

We license our brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of December 31, 2018, we had approximately one-hundred fifty licensees, with wholesale licensees comprising a significant majority.

Our license agreements typically require a licensee to pay us royalties based upon net sales and, in most cases, contain guaranteed minimum royalties. Our license agreements also require licensees to support the brands by either paying or spending contractually guaranteed minimum amounts for the marketing and advertising of the respective licensed brands. As of February 28, 2019, we had contractual rights to receive an aggregate of $317.9 million in minimum royalty and marketing and advertising revenue from our licensees through the balance of the current terms of such licenses, excluding any renewals.

Items Affecting Comparability of Periods Presented

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) on a modified retrospective basis for all open contracts as of January 1, 2018.  Under the modified retrospective basis, results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605, Revenue Recognition (“ASC 605”).  For further discussion refer to Note 2 and 5 of Notes to Consolidated Financial Statements included in this Form 10-K.

Recently Issued Accounting Standards

Refer to “Recently Issued Accounting Standards” in Note 2 of Notes to Consolidated Financial Statements included in this Form 10‑K.

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

A description of significant accounting policies that require us to make estimates and assumptions in the preparation of our consolidated financial statements is as follows:

Revenue Recognition. We recognize revenue in accordance with ASC 606, which became effective as of January 1, 2018 (See Note 2 and 5 in the Form 10-K for impact of adoption and other related disclosures).   ASC 606 requires a five-step approach to determine the appropriate method of revenue recognition for each contractual arrangement:

Step 1: Identify the Contract(s) with a Customer

Step 2: Identify the Performance Obligation(s) in the Contract

Step 3: Determine the Transaction Price

Step 4: Allocate the Transaction Price to the Performance Obligation(s) in the Contract

Step 5: Recognize Revenue when (or as) the Entity Satisfies a Performance Obligation

We have entered into various license agreements for our owned trademarks.  Under ASC 606, our agreements are generally considered symbolic licenses, which contain the characteristics of a right-to-access license since the customer is simultaneously receiving the intellectual property (“IP”) and benefiting from it throughout the license period.  We assess each license agreement at inception and determine the performance obligation(s) and appropriate revenue recognition method. As part of this process, we apply judgments based on historical trends when estimating future revenues and the period over which to recognize revenue.

We generally recognize revenue for license agreements under the following methods:

1.

Licenses with guaranteed minimum royalties (“GMRs”):  Generally, guaranteed minimum royalty payments (fixed revenue) are recognized on a straight-line basis over the term of the contract, as defined in each license agreement.

2.

Licenses with both GMRs (fixed revenue) and earned royalties (variable revenue):  Earned royalties in excess of fixed revenue are only recognized when we are reasonably certain that the guaranteed minimum payments for the period, as defined in each license agreement, will be exceeded. Additionally, we have categorized certain contracts as variable when there is a history and future expectation of exceeding GMRs.  We recognize income for these contracts during the period corresponding to the licensee’s sales.

3.	Licenses that are sales-based only or earned royalties: Earned royalties (variable revenue) are recognized as income during the period corresponding to the licensee’s sales.

Payments received as consideration for the grant of a license or advanced royalty payments are recorded as deferred revenue at the time payment is received and recognized into revenue under the methods described above.

Contract assets represent unbilled receivables and are presented within accounts receivable, net on the consolidated balance sheets. Contract liabilities represent unearned revenues and are presented within the current portion of deferred revenue on the consolidated balance sheets.

We disaggregate revenue into two categories: licensing agreements and other, which is comprised of revenue from sources such as editorial content for books, television, sales commissions and vendor placement commissions.

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

We entered into a transaction with a media company for which we receive advertising credits as part of the consideration exchanged.  These transactions are recorded at the estimated fair value of the advertising credits received, as their fair value is deemed more readily determinable than the fair value of the trademark licensing right provided by us, in accordance with ASC 845, Nonmonetary Transactions. The fair value of the advertising credits are recorded as revenue and in other assets when earned, and expensed when the advertising credits are utilized.   We recorded revenue of $3.7 million for each year ended December 31, 2018 and 2017 related to the advertising credits.  We recorded $1.3 million of expense related to the advertising credits utilized for the year ended December 31, 2018.  We did not record any expense related to the advertising credits for the year ended December 31, 2017 as they had not yet been utilized.

Goodwill and Intangible Assets. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (on October 1st) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considered its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. In evaluating goodwill for impairment, we first assessed qualitative factors to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. Qualitative factors considered included, for example, macroeconomic and industry conditions, overall financial performance, and other relevant entity-specific events. If we bypassed the qualitative assessment, or concluded that it was more likely than not that the fair value of a reporting unit was less than its carrying value, we then performed a quantitative goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any. If the carrying value of the reporting unit’s goodwill exceeded the implied fair value of the goodwill, an impairment loss was recognized in the amount of that excess, not to exceed the carrying amount of goodwill. See

Note 2 – Summary of Significant Accounting Policies in Notes to our Consolidated Financial Statements for further information.

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

When conducting our impairment assessment of indefinite-lived intangible assets, we initially perform a qualitative evaluation of whether it is more likely than not that the asset is impaired. If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, we then test the asset for recoverability. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to its future discounted net cash flows. If the carrying amount of such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Assumptions used in our fair value estimates are as follows: (i) discount rates; (ii) projected annual revenue growth rates; and (iii) projected long-term growth rates. Our estimates also factor in economic conditions and expectations of management which may change in the future based on period-specific facts and circumstances.

Due to the identification of impairment indicators during the quarter ended September 30, 2018, specifically the impairment of certain tradenames due to reduced growth expectations and the impact of licensee transitions for these brands,  we performed impairment testing of our indefinite-lived assets at September 30, 2018, which replaced our October 1st annual test. As a result of our testing, we recorded a non-cash impairment charge of $17.9 million relating to our indefinite-lived intangible assets during the quarter ended September 30, 2018.

Due to the identification of impairment indicators during the quarter ended September 30, 2017, specifically the impairment of certain tradenames due to reduced contractual minimums or reduced sales forecasts in key distribution channels, we performed impairment testing of our goodwill and indefinite-lived assets at September 30, 2017, which replaced our October 1st annual test. As a result of our testing, we recorded a non-cash impairment charge of $36.5 million relating to our indefinite-lived intangible assets during the quarter ended September 30, 2017.

Due to the identification of impairment indicators during the year ended December 31, 2017, we performed impairment testing of our goodwill and indefinite-lived assets during the fourth quarter of 2017. As a result of our testing, we recorded a non-cash goodwill impairment charge of $304.1 million during the fourth quarter of 2017.

Income Taxes. Current income taxes are based on the respective periods’ taxable income for federal, foreign and state income tax reporting purposes. Deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using statutory tax rates in effect for the year in which the differences are expected to reverse. In accordance with ASU No. 2015‑17 “Balance Sheet Classification of Deferred Taxes”, all deferred income taxes are reported and classified as non-current. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items and tax provisions under the Tax Act, primarily the new limitation on interest expense deductions, management had determined that enough certainty existed to warrant the release of the valuation allowance recorded against substantially all of the Company’s deferred tax assets as of December 31, 2017. See Note 16 to our consolidated financial statements for further information on the release of our valuation allowance.

We apply the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the years ended December 31, 2018 and 2017, the Company did not have any reserves or accrued interest and penalties recorded through current income tax expense in accordance with ASC 740, Income Taxes (“ASC 740”). Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2015 through December 31, 2018.

Stock-Based Compensation. We account for stock-based compensation under ASC Topic 718, Compensation - Stock Compensation, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Compensation cost for restricted stock is measured using the quoted market price of our common stock at the date the common stock is granted. For restricted stock and restricted stock units, for which restrictions lapse with the passage of time (“time-based restricted stock”), compensation cost is recognized on a straight-line basis over the period between the issue date and the date that restrictions lapse. Time-based restricted stock is included in total shares of common stock outstanding upon the lapse of applicable restrictions. For restricted stock, for which restrictions are based on performance measures (“performance stock units” or “PSUs”), restrictions lapse when those performance measures have been deemed achieved. Compensation cost for PSUs is recognized on a straight-line basis during the period from the date on which the likelihood of the PSUs being earned is deemed probable and (x) the end of the fiscal year during which such PSUs are granted or (y) the date on which awards of such PSUs may be approved by the compensation committee of the Company’s board of directors (the “Compensation Committee”) on a discretionary basis, as applicable. PSUs are included in total common stock outstanding upon the lapse of applicable restrictions. PSUs are included in total diluted common stock outstanding when the performance measures have been deemed achieved but the PSUs have not yet been issued.

At each subsequent reporting period prior to the lapse of restrictions on warrants, time-based restricted stock and PSUs granted to non-employees, the Company remeasures the aggregate compensation cost of such grants using the Company’s fair value at the end of such reporting period and revises the straight-line recognition of compensation cost in line with such remeasured amount.

Reportable Segment. An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker (the “CODM”) to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. Our CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of making operating decisions and assessing financial performance. Accordingly, we have determined that we have a single operating and reportable segment. In addition, we have no foreign operations or any assets in foreign locations. Nearly all of our operations consist of a single revenue stream, which is the licensing of our trademark portfolio, with additional revenues derived from television, book, café operations and certain commissions.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years indicated and is derived from our consolidated financial statements:

	Year Ended December 31,		Better/(Worse)
	2018	2017	(Dollars)	(Percentage)
	(in thousands, except percentages)
Net revenue	$169,956	$167,464	$2,492	1.5%
Operating expenses	87,767	79,443	(8,324)	(10.5)%
Impairment charges	17,899	340,628	322,729	94.7%
Loss on sale of assets	7,117	-	(7,117)	(100.0)%
Income (loss) from operations	57,173	(252,607)	309,780	122.6%
Other expense	693	1,583	890	56.2%
Interest expense, net	62,152	59,891	(2,261)	(3.8)%
Loss before income taxes	(5,672)	(314,081)	308,409	98.2%
Benefit from income taxes	(694)	(132,535)	131,841	99.5%
Net loss	(4,978)	(181,546)	176,568	97.3%
Net income attributable to noncontrolling interests	(5,506)	(4,172)	(1,334)	(32.0)%
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(10,484)	$(185,718)	$175,234	94.4%

Net Revenue. The year-over-year changes in net revenue were primarily driven by revenue earned for facilitating certain distribution arrangements and rights transfer fees included in 2018, increased revenues for GAIAM,  Ellen Tracy and AND1 offset by decreases in revenue for Avia,  Nevados, William Rast, and Jessica Simpson, the expiration of legacy contracts for the Martha Stewart brand and the absence of FUL and Revo revenue due to the sale of the trademarks during the first half of 2018. The year-to-date impact of ASC 606 in 2018 resulted in lower revenue across all brands of $3.5 million.

Operating expenses. Operating expenses increased $8.3 million for the year ended December 31, 2018 to $87.7 million compared to $79.4 million for the year ended December 31, 2017. This increase was primarily driven by increased advertising costs of $7.0 million, increased settlement fees of $4.0 million related to a $4.2 million settlement with a licensee as part of a strategic shift to a direct-to-retail license in the third quarter of 2018, legal costs of $4.4 million related to a $3.2 million accrual for a legacy litigation settlement claim, third-party fees related to debt refinancing of $1.2 million expensed in accordance with ASC 470 – Debt, partially offset by the absence of $6.7 million severance costs in connection with the Company’s CEO transition, decreased production fees of $1.1 million driven by $1.0 million of expenses related to Martha & Snoop’s Potluck Dinner Party show and decreased rent expense of $0.5 million.

Impairment charges. During the year ended December 31, 2018, the Company recorded non-cash impairment charges of $17.9 million for indefinite-lived intangible assets related to the trademarks of two of the Company’s brands: Ellen Tracy and Caribbean Joe.  Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows.  The impairments arose due to reduced growth expectations and the impact of licensee transitions for these brands.  During the year ended December 31, 2017, we recorded non-cash impairment charges of $304.1 million related to our goodwill and $36.5 million for indefinite-lived intangible assets related to the trademarks of five of our non-core brands: Caribbean Joe,  Revo,  Franklin Mint,  Nevados, and FUL. Fair value for each trademark was determined based on estimates of future discounted cash flows. The trademark impairments arose due to reduced contractual minimums or reduced sales forecasts in key distribution channels for these brands. The goodwill impairment was triggered in the fourth quarter of 2017 by the continued decline of our stock price and the related decline in our market capitalization. During the fourth quarter of 2017, our stock price and market capitalization declined approximately 41%, consistent with the decline in market capitalization of similar companies in our sector.

Loss on sale of assets.  During the year ended December 31, 2018, the Company recorded a loss on sale of assets of $7.1 million related to the sale of the Revo trademark on April 19, 2018, recognized during the first quarter of 2018, and the FUL trademark on May 30, 2018, recognized during the second quarter of 2018.

Other expense. Other expense during the year ended December 31, 2018 consists of immaterial items.  Other expense during the year ended December 31, 2017 consisted of a $1.9 million loss recorded in connection with the sale of equity securities and other immaterial items partially offset by MSLO pre-acquisition sales tax refunds of $0.1 million and other immaterial items.

Interest expense, net. The year-over-year increase in net interest expense of $2.3 million is primarily due to an increase in interest incurred under our loan agreements. Interest expense, net during the year ended December 31, 2018 includes interest incurred under our loan agreements of $57.1 million, non-cash interest related to the amortization of deferred financing costs of $4.5 million, the expensing of $0.1 million of deferred financing costs as a result of a partial extinguishment of the Amended BoA Credit Agreement in accordance with ASC 470 – Debt in connection with the Company’s entry into the New Amended BoA Credit Agreement and non-cash interest of $0.5 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions and certain other payment arrangements. Interest expense, net during the year ended December 31, 2017 includes interest incurred under our loan agreements of $55.1 million, non-cash interest related to the amortization of deferred financing costs of $3.9 million and non-cash interest of $0.9 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions.

Income taxes. The benefit for income taxes for the year ended December 31, 2018 differs from the statutory rate primarily for additional tax benefit attributable to noncontrolling interest offset by non-deductible compensation and an increase in the valuation allowance on state tax attributes. The benefit from income taxes for the year ended December 31, 2017 primarily represents a tax benefit recognized due to the decrease in deferred tax liabilities as a result of the reduction in the future corporate tax rate from 35% to 21% and the release of the valuation allowance recorded against substantially all of the Company’s deferred tax assets prior to December 31, 2017, offset by the non-tax deductible goodwill impairment.

Noncontrolling interest. Noncontrolling interest for the year ended December 31, 2018 represents net income allocations of $5.6 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson), $0.6 million to Elan Polo International, Inc., a member of DVS LLC, and a noncontrolling interest loss allocation of $0.7 million to JALP, LLC, a member of FUL IP Holdings, LLC (“JALP, LLC”). Noncontrolling interest for the year ended December 31, 2017 represents net income allocations of $5.8 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson), $0.6 million to Elan Polo International, Inc., a member of DVS LLC, and a noncontrolling interest loss allocation of $2.2 million to JALP, LLC.

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the periods indicated and is derived from our consolidated financial statements:

	Year Ended December 31,		Better/(Worse)	Change
	2017	2016	(Dollars)	(Percentage)
	(in thousands, except percentages)
Net revenue	$167,464	$155,528	$11,936	7.7%
Operating expenses	79,443	85,392	5,949	7.0%
Impairment charges	340,628	-	(340,628)	(100.0)%
(Loss) income from operations	(252,607)	70,136	(322,743)	(460.2)%
Other expense	1,583	3,810	2,227	58.5%
Interest expense, net	59,891	50,538	(9,353)	(18.5)%
(Loss) income before income taxes	(314,081)	15,788	(329,869)	(2,089.4)%
(Benefit from) provision for income taxes	(132,535)	9,157	(141,692)	(1,547.4)%
Net (loss) income	(181,546)	6,631	(188,177)	(2,837.8)%
Net income attributable to noncontrolling interests	(4,172)	(7,452)	3,280	44.0%
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(185,718)	$(821)	$(184,897)	(22,521.0)%

Net Revenue. The increase in net revenue for the year ended December 31, 2017 as compared to the year ended December 31, 2016 is primarily attributable to the acquisition of GAIAM, Inc. during the third quarter of 2016 and increased revenues in the Avia,  Joe’s,  and Ellen Tracy brands offset by decreased revenues in the Martha Stewart brand.  Net revenue for the year ended December 31, 2017 consists primarily of licensing revenue earned from our license agreements relating to the Martha Stewart,  Jessica Simpson, GAIAM,  Avia, AND1,  Joe’s and Ellen Tracy brands. Net revenue for the year ended December 31, 2016 consists primarily of licensing revenue earned from our license agreements relating to the Martha Stewart,  Jessica Simpson, Avia, AND1,  GAIAM,  Ellen Tracy and Joe’s brands.

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

Impairment charges.  During the year ended December 31, 2017 we recorded non-cash impairment charges of $304.1 million related to our goodwill and $36.5 million for indefinite-lived intangible assets related to the trademarks of five of our non-core brands: Caribbean Joe,  Revo,  Franklin Mint,  Nevados, and FUL.  Fair value for each trademark was determined based on estimates of future discounted cash flows.  The trademark impairments arose due to reduced contractual minimums or reduced sales forecasts in key distribution channels for these brands. The goodwill impairment was triggered in the fourth quarter of 2017 by the continued decline of our stock price and the related decline in our market capitalization. During the fourth quarter of 2017, our stock price and market capitalization declined approximately 41%, consistent with the decline in market capitalization of similar companies in our sector.

Other expense. Other expense during the year ended December 31, 2017 consists of a $1.9 million loss recorded in connection with the sale of equity securities and other immaterial items partially offset by MSLO pre-acquisition sales tax refunds of $0.1 million and other immaterial items.  Other expense during the year ended December 31, 2016 consists of the impairment of our equity securities of $4.4 million partially offset by other immaterial items.

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

Noncontrolling interest. Noncontrolling interest for the year ended December 31, 2017 represents net income allocations of $5.8 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson), $0.6 million to Elan Polo International, Inc., a member of DVS LLC, and a noncontrolling interest loss allocation of $2.2 million to JALP, LLC, a member of FUL IP Holdings, LLC. Noncontrolling interest for the year ended December 31, 2016 represents net income allocations of $6.5 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson), $0.6 million to Elan Polo International, Inc., a member of DVS LLC, and $0.4 million to JALP, LLC, a member of FUL IP Holdings, LLC.

Liquidity and Capital Resources

Liquidity

As of December 31, 2018, we had cash on hand, including restricted cash, of $16.1 million and a net working capital balance (defined below) of $28.0 million. Additionally, we had outstanding debt obligations under our loan agreements of $634.9 million excluding $24.1 million of deferred financing fees. As of December 31, 2017, we had cash on hand, including restricted cash, of $20.4 million and a net working capital balance (defined below) of $32.1 million. Additionally, we had outstanding debt obligations under our loan agreements of $644.7 million excluding $14.1 million of deferred financing fees. Net working capital is defined as current assets minus current liabilities, excluding restricted cash and discontinued operations. We believe that cash from operations and our currently available cash (including available borrowings under our existing financing arrangements) will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future and at least twelve months from the date of filing this Form 10-K. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Note 10 of Notes to Consolidated Financial Statements included in this Form 10-K for a description of certain financing transactions consummated by us. There are no material capital expenditure commitments as of December 31, 2018.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the years ended December 31, 2018, 2017 and 2016 are summarized in the following table:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Operating activities	$32,900	$28,210	$43,038
Investing activities	(172)	2,863	(151,367)
Financing activities	(37,023)	(31,294)	87,423
Net decrease in cash and restricted cash	$(4,295)	$(221)	$(20,906)

Operating Activities

Net cash provided by operating activities from continuing operations increased $4.7 million to $32.9 million for the year ended December 31, 2018 as compared to net cash provided by operations of $28.2 million for the year ended December 31, 2017. The $4.7 million increase was primarily attributable to a decrease in net loss of $176.6 million, increases in accounts receivable of $6.2 million, other liabilities of $6.7 million and accounts payable and accrued expenses of $5.7 million, offset by decreases in non-cash items of $187.8 million, in prepaid expenses and other assets of $1.6 million, and in deferred revenue of $1.1 million on a year-over-year basis.

Investing Activities

Net cash used in investing activities decreased $3.1 million to $0.2 million for the year ended December 31, 2018 compared to net cash provided by investing activities of $2.9 million for the year ended December 31, 2017. This decrease is driven primarily by $4.2 million of cash used for purchases of property and equipment during the year ended December 31, 2018 compared to $3.1 million during the year ended December 31, 2017.  The increase in cash used for purchases of property and equipment was primarily related to leasehold improvements as we reconfigured and reduced our office space at the Company’s headquarters.  During the year ended December 31, 2018, we sold the FUL and Revo trademarks and received cash proceeds of $4.4 million.  During the year ended December 31, 2017, we sold equity securities for $5.8 million.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2018 amounted to $37.0 million compared to $31.3 million for the year ended December 31, 2017. During the year ended December 31, 2018, we made principal payments of $28.9 million under our loan agreements in accordance with contractual terms and $6.7 million of distributions to certain noncontrolling interest partners.  In addition, we received loan proceeds as part of our debt refinancing of $107.6 million, made prepayments of $88.6 million under the Amended FS/KKR Credit Agreement, and paid $14.6 million of related lender and third-party fees during the year ended December 31, 2018.  During the year ended December 31, 2017, we made principal payments of $28.3 million under our loan agreements in accordance with contractual terms and $7.4 million of distributions to certain noncontrolling interest partners.  During the year ended December 31, 2018, we repurchased common stock from employees for tax withholding purposes related to the vesting of restricted stock of $2.4 million as compared to $1.2 million during the year ended September 30, 2017.

Debt

As of December 31, 2018, we were party to the First Amendment to the Third Amended and Restated First Lien Credit Agreement with Bank of America, N.A. as administrative and collateral agent (the “New Amended BoA Credit Agreement”) and the First Amendment to the Third Amended and Restated Credit Agreement with Wilmington Trust, National Association as administrative agent and collateral agent (the “New Amended FS/KKR Credit Agreement”), referred to as our loan agreements. Refer to Note 10 of Notes to Consolidated Financial Statements in this Form 10-K for a discussion of our borrowings and the terms of these debt facilities. As of December 31, 2018 and 2017, our long-term debt, including current portion, was $634.9 million and $644.7 million, excluding $24.1 million and $14.1 million of deferred financing fees, respectively. As of December 31, 2018, we had no availability under the current revolving credit facility (the “Revolving Credit Facility”).  We may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.80:1.00 and (ii) the Tranche A‑1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 3.00:1.00 and (b) with respect to any other increase, 2.90:1.00, subject to the satisfaction of certain conditions in the New Amended BoA Credit Agreement. We may request one or more additional term loan facilities or the increase of term loan commitments under the New Amended FS/KKR Credit Agreement as would not cause the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, subject to the satisfaction of certain conditions in the New Amended FS/KKR Credit Agreement. We made $28.9 million of principal repayments under our loan agreements during the year ended December 31, 2018.

Contractual Obligations

Our material contractual obligations as of December 31, 2018 are summarized as follows:

	Payments Due by Period
		Less than 1			After 5
Contractual Obligations	Total	Year	1-3 Years	4-5 Years	Years
	(in thousands)
Operating leases	$89,292	$6,481	$12,647	$12,539	$57,626
Guaranteed payments in connection with acquisitions	4,202	3,000	1,202	-	-
Long-term debt obligations:
Term Loans	519,850	28,300	56,600	166,600	268,350
Revolving Loan	115,000	-	-	115,000	-
Total	$728,344	$37,781	$70,449	$294,139	$325,976

Future Capital Requirements

We believe cash on hand and cash from operations will be sufficient to meet our capital requirements for the twelve months following the filing of this Form 10-K. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity or debt securities. The extent of our future capital requirements will depend on many factors, including our results of operations and growth through the acquisition of additional brands, and we cannot be certain that we will be able to obtain additional financing in sufficient amounts or on acceptable terms in the near future, if at all.

Off-Balance Sheet Arrangements

At December 31, 2018 and 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our earnings may also be affected by changes in LIBOR interest rates as a result of our loan agreements. As further discussed in Note 10 to our consolidated financial statements, we have entered into interest rate swaps and interest rate caps to mitigate the effects of a change in LIBOR interest rates. An increase in LIBOR interest rates of one percent affecting the loan agreements would not have had a material effect on our results of operations during the years ended December 31, 2018, 2017 and 2016.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data required to be submitted in response to this Item 8 are set forth after Part IV, Item 15 of this Annual Report on Form 10‑K and are incorporated by reference into this Item 8.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act) as of December 31, 2018, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018 such that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, as issued in 2013. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2018, based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by CohnReznick LLP, an independent registered public accounting firm, as stated in their report provided below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sequential Brands Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Sequential Brands Group, Inc. and Subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss) income, changes in equity and cash flows and the financial statement schedule listed in the index appearing under Item 15(a) of the Company and our report dated March 14, 2019, expressed an unqualified opinion.

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

New York, New York

March 14, 2019

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained under the captions “Directors and Executive Officers” and “Corporate Governance” in the definitive proxy statement for the annual meeting of stockholders to be held on June 7, 2019 (the “Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2018, which information is incorporated herein by reference in response to this item.

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

601 West 26th Street, Suite 900

New York, New York 10001

Tel.: (646) 564‑2577

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

2.	Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts is required to be filed by Item 8 of the Annual Report on Form 10-K.

All other schedules are omitted because the information is inapplicable or presented in the Notes to the Consolidated Financial Statements.

3.	Exhibits. See Item 15(b) below.
(b)	Exhibits. See Exhibit Index, which is incorporated herein by reference.
(c)	Financial Statement Schedule. See Item 15(a) above.

EXHIBIT INDEX

Exhibit Number	Description

2.1

Membership Interest Purchase Agreement, dated as of June 10, 2016, between SBG-Gaiam Holdings, LLC (formerly known as Stretch & Bend Holdings, LLC), Sequential Brands Group, Inc. and GAIAM, Inc. Incorporated by reference to Exhibit 2.1 to Sequential Brands Group, Inc.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 16, 2016. *

3.1	Amended and Restated Certificate of Incorporation of Sequential Brands Group, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8‑K, filed as an 8‑K12B, on December 4, 2015.

3.2

Amended and Restated Bylaws of Sequential Brands Group, Inc., effective as of December 4, 2015. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8‑K, filed as an 8‑K12B, filed on December 4, 2015.

10.1	Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.12 to SQBG’s Registration Statement on Form SB‑2 (File No. 333‑130930) filed on January 9, 2006.

10.2

Preemptive Rights and Board Nominee Agreement by and between Sequential Brands Group, Inc. (as successor to SQBG) and Tennman WR-T, Inc. effective as of October 1, 2011. Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10‑Q of SQBG, Inc. (previously known as Sequential Brands Group, Inc.) (SEC File No. 001-36082) (“SQBG”) filed on November 21, 2011.

10.3	Sequential Brands Group, Inc. 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S‑8 (Registration No. 333‑208343) filed on December 4, 2015.†

10.4	2005 Stock Incentive Plan of People’s Liberation. Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S‑8 (Registration No. 333‑208343) filed on December 4, 2015 †

10.5

Registration Rights Agreement, dated as of August 15, 2014, by and between SQBG and Carlyle Equity Opportunity GP, L.P., as the representative of the former stockholders and optionholders of Galaxy Brand Holdings, Inc. Incorporated by reference to Exhibit 10.1 to SQBG’s Current Report on Form 8‑K filed on August 18, 2014.

10.6	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.5 to SQBG’s Current Report on Form 8‑K filed on August 18, 2014.

10.7

Registration Rights Agreement, dated as of June 22, 2015, by and among Sequential Brands Group, Inc., Martha Stewart, Martha Stewart Family Limited Partnership, Alexis Stewart, the Martha Stewart 1999 Family Trust, the Martha Stewart 2000 Family Trust and the Martha and Alexis Stewart Charitable Foundation. Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S‑4 (File No. 333‑205940) filed on July 30, 2015.

10.8	Employment Agreement, dated as of June 22, 2015, by and between the Company and Martha Stewart. Incorporated by reference to Exhibit 99.1 to SQBG’s Current Report on Form 8‑K filed on June 23, 2015. †

10.9

Amended and Restated Intellectual Property License and Preservation Agreement, dated as of June 22, 2015, by and between Martha Stewart and MSLO. Incorporated by reference to Exhibit 10.2 to Martha Stewart Living Omnimedia, Inc.’s Current Report on Form 8‑K filed on June 23, 2015. †

10.10

Amended and Restated Intangible Asset License Agreement, dated as of June 22, 2015, by and between Lifestyle Research Center, LLC and MSLO. Incorporated by reference to Exhibit 10.3 to Martha Stewart Living Omnimedia, Inc.’s Current Report on Form 8‑K filed on June 23, 2015. †

10.11

Assignment and Assumption Agreement, dated as of March 4, 2016, by and between SQBG, Inc. and Sequential Brands Group, Inc. Incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10‑K filed on March 14, 2016. †

10.12

Form of Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan Nonqualified Stock Option Award Agreement and form of related Notice. Incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10‑K filed on March 14, 2016. †

10.13

Form of Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan Restricted Stock Award Agreement and form of related Notice. Incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10‑K filed on March 14, 2016. †

10.14

Form of Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan Performance Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10‑K filed on March 14, 2016. †

10.15

Assignment and Assumption Agreement dated as of May 10, 2016, between SBG-Gaiam Holdings, LLC (formerly known as Stretch & Bend Holdings, LLC), Sequential Brands Group, Inc. and Fit for Life LLC. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 16, 2016.

10.16

Third Amended and Restated Credit Agreement, dated as of July 1, 2016, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8‑K filed with the Securities and Exchange Commission on July 7, 2016.

10.17

First Amendment, dated August 7, 2018, to the Third Amended and Restated Credit Agreement, dated as of July 1, 2016, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto.  Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2018.

10.18

Third Amended and Restated Credit Agreement, dated as of July 1, 2016, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8‑K filed with the Securities and Exchange Commission on July 7, 2016.

10.19

First Amendment, dated August 7, 2018, to the Third Amended and Restated Credit Agreement, dated as of July 1, 2016, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto.  Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2018.

10.20

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

10.21

Employment agreement, dated as of August 22, 2016, by and between Sequential Brands Group, Inc. and Andrew Cooper. Incorporated by reference to Exhibit 10.1 to Sequential Brands Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2016. †

10.22

Employment agreement, dated as of March 22, 2017, by and between Sequential Brands Group, Inc. and Karen Murray. Incorporated by reference to Exhibit 10.1 to Sequential Brands Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2017. †

10.23

Employment agreement, dated as of February 27, 2018, by and between Sequential Brands Group, Inc. and Peter Lops. Incorporated by reference to Exhibit 10.1 to Sequential Brands Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2018. †

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

Item 16. Form 10‑K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: March 14, 2019	/s/ Karen Murray
By: Karen Murray
Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Karen Murray	Chief Executive Officer, Director
Karen Murray	(Principal Executive Officer)	March 14, 2019

/s/ Peter Lops	Chief Financial Officer (Principal Financial and Accounting
Peter Lops	Officer)	March 14, 2019

/s/ William Sweedler	Chairman of the Board of Directors
William Sweedler		March 14, 2019

/s/ Rodney Cohen	Director
Rodney Cohen		March 14, 2019

/s/ Al Gossett	Director
Al Gossett		March 14, 2019

/s/ Aaron Hollander	Director
Aaron Hollander		March 14, 2019

/s/ Gary Johnson	Director
Gary Johnson		March 14, 2019

/s/ Stewart Leonard, Jr.	Director
Stewart Leonard, Jr.		March 14, 2019

/s/ Martha Stewart	Director
Martha Stewart		March 14, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sequential Brands Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sequential Brands Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and the financial statement schedule listed in the index appearing under Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2019, expressed an unqualified opinion.

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

New York, New York

March 14, 2019

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2018	2017

Assets
Current Assets:
Cash	$14,106	$18,902
Restricted cash	2,032	1,531
Accounts receivable, net	66,202	60,102
Prepaid expenses and other current assets	11,224	8,635
Total current assets	93,564	89,170

Property and equipment, net	8,971	7,035
Intangible assets, net	964,911	995,170
Other assets	11,222	5,836
Total assets	$1,078,668	$1,097,211

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$23,527	$19,126
Current portion of long-term debt	28,300	28,300
Current portion of deferred revenue	11,695	8,102
Total current liabilities	63,522	55,528

Long-term debt, net of current portion	582,487	602,297
Long-term deferred revenue, net of current portion	8,224	11,845
Deferred income taxes	67,002	67,799
Other long-term liabilities	12,789	6,204
Total liabilities	734,024	743,673

Commitments and Contingencies

Equity:
Preferred stock Series A, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at December 31, 2018 and 2017	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized; 65,990,179 and 63,652,721 shares issued at December 31, 2018 and 2017, respectively, and 64,327,582 and 63,227,727 shares outstanding at December 31, 2018 and 2017, respectively	657	635
Additional paid-in capital	513,764	508,444
Accumulated other comprehensive (loss) income	(1,554)	80
Accumulated deficit	(234,723)	(225,369)
Treasury stock, at cost; 1,662,597 and 424,994 shares at December 31, 2018 and 2017, respectively	(4,226)	(1,799)
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	273,918	281,991
Noncontrolling interests	70,726	71,547
Total equity	344,644	353,538
Total liabilities and equity	$1,078,668	$1,097,211

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016

Net revenue	$169,956	$167,464	$155,528
Operating expenses	87,767	79,443	85,392
Impairment charges	17,899	340,628	-
Loss on sale of assets	7,117	-	-
Income (loss) from operations	57,173	(252,607)	70,136
Other expense	693	1,583	3,810
Interest expense, net	62,152	59,891	50,538
(Loss) income before income taxes	(5,672)	(314,081)	15,788
(Benefit from) provision for income taxes	(694)	(132,535)	9,157
Net (loss) income	(4,978)	(181,546)	6,631
Net income attributable to noncontrolling interests	(5,506)	(4,172)	(7,452)
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(10,484)	$(185,718)	$(821)

Loss per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic and diluted	$(0.16)	$(2.95)	$(0.01)

Weighted-average common shares outstanding:
Basic and diluted	63,700,081	62,861,743	61,912,410

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net (loss) income	$(4,978)	$(181,546)	$6,631
Other comprehensive (loss) income:
Unrealized gain on equity securities	-	-	2,062
Reclassification adjustment related to impairment of equity securities	-	-	4,375
Unrealized (loss) gain on interest rate caps	(80)	224	(144)
Unrealized (loss) gain on interest rate swaps	(1,554)	-	29
Other comprehensive (loss) income	(1,634)	224	6,322
Comprehensive (loss) income	(6,612)	(181,322)	12,953

Comprehensive income attributable to noncontrolling interests	(5,506)	(4,172)	(7,452)
Comprehensive (loss) income attributable to Sequential Brands Group, Inc. and Subsidiaries	$(12,118)	$(185,494)	$5,501

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(in thousands, except share data)

										Total
										Sequential
										Brands
										Group, Inc.
						Accumulated				and
					Additional	Other				Subsidiaries
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity	Interests	Equity
Balance at January 1, 2016	—	$—	60,480,474	$605	$496,179	$(6,466)	$(38,830)	—	$—	$451,488	$74,161	$525,649
Stock-based compensation	—	—	746,567	5	6,399	—	—	—	—	6,404	—	6,404
Issuance of Galaxy Brand Holdings, Inc. holdback shares	—	—	1,375,000	14	(14)	—	—	—	—	—	—	—
Unrealized gain on interest rate hedging transactions	—	—	—	—	—	29	—	—	—	29	—	29
Unrealized gain and reclassification adjustment on equity securities	—	—	—	—	—	6,437	—	—	—	6,437	—	6,437
Unrealized loss on interest rate caps	—	—	—	—	—	(144)	—	—	—	(144)	—	(144)
Repurchase of common stock	—	—	—	—	—	—	—	(97,686)	(638)	(638)	—	(638)
Noncontrolling interest distribution	—	—	—	—	—	—	—	—	—	—	(6,800)	(6,800)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	7,452	7,452
Net loss attributable to common stockholders	—	—	—	—	—	—	(821)	—	—	(821)	—	(821)
Balance at December 31, 2016	—	—	62,602,041	624	502,564	(144)	(39,651)	(97,686)	(638)	462,755	74,813	537,568
Stock-based compensation	—	—	1,050,680	11	5,900	—	—	—	—	5,911	—	5,911
Shares issued under stock incentive plan	—	—	—	—	-	—	—	—	—	—	—	-
Stock registration costs	—	—	—	—	(20)	—	—	—	—	(20)	—	(20)
Unrealized gain on interest rate caps	—	—	—	—	—	224	—	—	—	224	—	224
Repurchase of common stock	—	—	—	—	—	—	—	(327,308)	(1,161)	(1,161)	—	(1,161)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	(7,438)	(7,438)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	4,172	4,172
Net loss attributable to common stockholders	—	—	—	—	—	—	(185,718)	—	—	(185,718)	—	(185,718)
Balance at December 31, 2017	—	—	63,652,721	635	508,444	80	(225,369)	(424,994)	(1,799)	281,991	71,547	353,538
Cumulative effect of revenue recognition accounting change	—	—	—	—	—	—	1,130	—	—	1,130	355	1,485
Stock-based compensation	—	—	1,493,972	14	3,828	—	—	—	—	3,842	—	3,842
Shares issued under stock incentive plan	—	—	843,486	8	1,492	—	—	—	—	1,500	—	1,500
Unrealized loss on interest rate caps	—	—	—	—	—	(80)	—	—	—	(80)	—	(80)
Unrealized loss on interest rate swaps	—	—	—	—	—	(1,554)	—	—	—	(1,554)	—	(1,554)
Repurchase of common stock	—	—	—	—	—	—	—	(1,237,603)	(2,427)	(2,427)	—	(2,427)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	(6,682)	(6,682)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	5,506	5,506
Net loss attributable to common stockholders	—	—	—	—	—	—	(10,484)	—	—	(10,484)	—	(10,484)
Balance at December 31, 2018	—	$—	65,990,179	$657	$513,764	$(1,554)	$(234,723)	(1,662,597)	$(4,226)	$273,918	$70,726	$344,644

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
			(Note 2)
Cash Flows From Operating Activities
Net (loss) income	$(4,978)	$(181,546)	$6,631
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for bad debts	1,618	689	295
Depreciation and amortization	3,366	4,788	4,765
Stock-based compensation	3,842	5,911	6,404
Impairment of equity securities	-	-	4,375
Amortization of deferred financing costs	4,481	3,862	3,111
Loss on debt extinguishment	148	-	-
Impairment charges	17,899	340,628	-
Income from equity method investment	(61)	(22)	(9)
Loss on disposal of property and equipment	131	2	447
Realized loss on sale of equity securities	-	1,916	-
Loss on sale of assets	7,117	-	-
Deferred income taxes	(1,260)	(132,669)	9,581
Changes in operating assets and liabilities:
Accounts receivable	(1,383)	(7,596)	(11,464)
Prepaid expenses and other assets	(7,994)	(6,350)	2,347
Accounts payable and accrued expenses	5,808	59	(5,132)
Deferred revenue	(4,415)	(3,336)	22,126
Other liabilities	8,581	1,874	125
Cash Provided By Operating Activities From Continuing Operations	32,900	28,210	43,602
Cash Used In Operating Activities From Discontinued Operations	-	-	(564)
Cash Provided By Operating Activities	32,900	28,210	43,038

Cash Flows From Investing Activities
Cash paid for acquisitions, net of cash acquired	-	-	(146,883)
Cash paid for equity method investment	-	-	(704)
Investments in intangible assets, including registration and renewal costs	(295)	(335)	(500)
Proceeds from sale of equity securities	-	5,757	-
Purchases of property and equipment	(4,233)	(3,061)	(3,325)
Proceeds from sale of property and equipment	-	2	45
Proceeds from sale of trademarks	4,356	500	-
Cash (Used In) Provided By Investing Activities	(172)	2,863	(151,367)

Cash Flows From Financing Activities
Proceeds from long-term debt	107,607	10,000	132,000
Stock registration costs	-	(20)	-
Payment of long-term debt	(117,456)	(28,300)	(19,000)
Purchase of interest rate caps	-	-	(1,248)
Guaranteed payments in connection with acquisitions	(3,475)	(4,375)	(3,750)
Deferred financing costs	(14,590)	-	(13,141)
Repurchases of common stock	(2,427)	(1,161)	(638)
Noncontrolling interest distributions	(6,682)	(7,438)	(6,800)
Cash (Used In) Provided By Financing Activities	(37,023)	(31,294)	87,423

Cash and Restricted Cash:
Net Decrease In Cash and Restricted Cash	(4,295)	(221)	(20,906)
Balance — Beginning of year	20,433	20,654	41,560
Balance — End of year	$16,138	$20,433	$20,654

Supplemental Disclosures Of Cash Flow Information
Cash paid for:
Interest	$58,681	$55,755	$45,308
Taxes	$90	$163	$178

Non-cash Investing And Financing Activities
Accrued purchases of property and equipment at year end	$18	$152	$10
Unrealized gain on equity securities during the year	$-	$-	$2,062
Unrealized (loss) gain on interest rate cap, net during the year	$(80)	$224	$(144)
Unrealized loss on interest rate swaps, net during the year	$(1,554)	$-	$-

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Overview

Sequential Brands Group, Inc. (the “Company”) owns a portfolio of consumer brands in the fashion, active and home categories. The Company aims to maximize the strategic value of its brands by promoting, marketing and licensing its global brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories. The Company’s core strategy is to enhance and monetize the global reach of its existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify its portfolio of brands. The Company licenses brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of December 31, 2018, the Company had approximately one-hundred fifty licensees, with wholesale licensees comprising a significant majority.

We were formed in June 2015 in connection with a strategic combination resulting in our predecessors, Sequential Brands Group, Inc. (“Old Sequential”) and Martha Stewart Living Omnimedia, Inc. (“MSLO”), becoming our wholly-owned subsidiaries (the “Mergers”).  Old Sequential was incorporated under the laws of the State of Delaware in 1982 as People’s Liberation, Inc. and changed its name to Sequential Brands Group, Inc. in 2012.  Old Sequential's common stock began trading on the Nasdaq Capital Market (“Nasdaq”) under the ticker “SQBG” on September 24, 2013, and we succeeded to Old Sequential’s listing on December 7, 2015.

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

As a result of the adoption of ASU 2016-18, the Company no longer shows the changes in restricted cash as investing activities on the statement of cash flows and reconciles to the total cash and restricted cash balance, which are presented separately on the consolidated balance sheets.

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
DECEMBER 31, 2018, 2017 AND 2016

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), which became effective for the Company as of January 1, 2018 (See Note 5 for impact of adoption and other related disclosures).   ASC 606 requires a five-step approach to determine the appropriate method of revenue recognition for each contractual arrangement:

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

The Company generally recognizes revenue for license agreements under the following methods:

1.

Licenses with guaranteed minimum royalties (“GMRs”):  Generally, guaranteed minimum royalty payments (fixed revenue) comprising the transaction price are recognized on a straight-line basis over the term of the contract, as defined in each license agreement.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

Contract assets represent unbilled receivables and are presented within accounts receivable, net on the consolidated balance sheets. Contract liabilities represent unearned revenues and are presented within the current portion of deferred revenue on the consolidated balance sheets.

The Company disaggregates its revenue into two categories: licensing agreements and other, which is comprised of revenue from sources such as editorial content for books, television, sales commissions and vendor placement commissions.

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

The Company entered into a transaction with a media company in 2017 for which it receives advertising credits as part of the consideration exchanged.  These transactions are recorded at the estimated fair value of the advertising credits received, as their fair value is deemed more readily determinable than the fair value of the trademark licensing right and other services provided by the Company, in accordance with ASC 845, Nonmonetary Transactions. The fair value of the advertising credits are recorded as revenue and in other assets when earned, and expensed when the advertising credits are utilized.   The Company recorded revenue of $3.7 million for each year ended December 31, 2018 and 2017 related to the advertising credits.  The Company recorded $1.3 million of expense related to the advertising credits utilized for the year ended December 31, 2018.  The Company did not record any expense related to the advertising credits for the year ended December 31, 2017 as they had not yet been utilized.

Restricted Cash

Restricted cash at December 31, 2018 consists of cash deposited with a financial institution required as collateral for the Company’s cash-collateralized letter of credit facilities.

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees and other customers and its evaluation of their creditworthiness, payment history and account aging. Accounts receivable balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $2.1 million and $0.6 million at December 31, 2018 and 2017, respectively.

The Company’s accounts receivable, net amounted to $66.2 million and $60.1 million as of December 31, 2018 and 2017, respectively. Three licensees accounted for approximately 44%  (19%,  13%, and 12%) of the Company’s total consolidated accounts receivable, net balance as of December 31, 2018 and three licensees accounted for approximately 53%  (25%,  15% and 13%) of the Company’s total consolidated accounts receivable, net balance as of December 31, 2017. The Company does not believe the accounts receivable balances from these licensees represents a significant collection risk based on past collection experience.

Investments

The Company accounts for equity securities under ASC 321, Investments – Equity Securities (“ASC 321”). Such securities are reported at fair value in the consolidated balance sheets and, at the time of purchase, are reported in the

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

consolidated statements of cash flows as an investing activity. Gains and losses on equity securities are recognized through net loss.  The Company recognized a loss on its equity securities for $0.9 million recorded in other expense on the consolidated statement of operations for the year ended December 31, 2018.

Prior to adoption of ASC 321 in 2018, the Company accounted for its equity securities under ASC 320, Investments – Debt and Equity Securities. During the second quarter of 2017, the Company sold equity securities for $5.8 million. The book cost basis of the equity securities was approximately $7.7 million, which was determined using the specific identification method. The sale resulted in a net realized loss of $1.9 million, which is recorded in other expense (income) in the consolidated statement of operations for the year ended December 31, 2017.  The Company did not hold any equity securities as of December 31, 2017.

Equity Method Investment

For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation, the Company uses the equity method of accounting. On July 1, 2016, the Company acquired a 49.9% noncontrolling interest in Gaiam Pty. Ltd. in connection with its acquisition of Gaiam Brand Holdco, LLC (see Note 6). The value of the Company’s equity method investment was $0.7 million and $0.8 million as of December 31, 2018 and 2017, respectively, and is included in other assets in the consolidated balance sheets. The Company’s share of earnings from its equity method investee, which was not material for the years ended December 31, 2018, 2017 and 2016, is included in other (income) expense in the consolidated statements of operations.

The Company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investment may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other-than-temporary.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting.  The Company does not have any goodwill reported on its consolidated balance sheet at December 31, 2018.

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

Due to the identification of impairment indicators during the quarter ended September 30, 2018, specifically the impairment of certain tradenames due to reduced growth expectations and the impact of licensee transitions for these brands, the Company performed impairment testing of its indefinite-lived assets at September 30, 2018, which replaced its October 1st annual test. As a result of its testing, the Company recorded a non-cash impairment charge of $17.9 million relating to its indefinite-lived intangible assets during the quarter ended September 30, 2018.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

Due to the identification of impairment indicators during the quarter ended December 31, 2017, the Company performed impairment testing of its goodwill and indefinite-lived assets at December 31, 2017. As a result of its testing, the Company recorded a non-cash goodwill impairment charge of $304.1 million during the quarter ended December 31, 2017. See Notes 3, 8 and 9 for further details.

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

Deferred Financing Costs

Deferred financing costs represent lender fees, legal and other third-party costs incurred in connection with issuing debt securities or obtaining debt or other credit arrangements. Deferred financing costs are recorded as a deduction of the carrying value of debt and are amortized as interest expense, using the effective interest method, over the term of the related debt. Debt discounts are amortized to interest expense over the term of the related debt.

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

The Company’s preferred stock does not feature any redemption rights within the holders’ control or conditional redemption features not solely within its control as of December 31, 2018 and 2017. Accordingly, all issuances of preferred stock are presented as a component of equity. The Company did not have any preferred stock outstanding as of December 31, 2018 and 2017.

Common Stock Purchase Warrants and Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other freestanding derivatives, if any, at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its outstanding common stock purchase warrants satisfied the criteria for classification as equity instruments at December 31, 2018 and 2017.

Advertising

Advertising costs related to media ads are charged to expense as of the first date the advertisements take place. Advertising costs related to campaign ads, such as production and talent, are expensed over the term of the related advertising campaign. Advertising expenses included in operating expenses approximated $13.9 million, $6.9 million and $9.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.  As of December 31, 2018, the Company had no capitalized advertising costs recorded on the consolidated balance sheet.  As of December 31, 2017, the Company had $0.4 million of capitalized advertising costs recorded on the consolidated balance sheet.

Stock-Based Compensation

Compensation cost for restricted stock is measured at fair value using the quoted market price of the Company’s common stock at the date the common stock is granted. For restricted stock and restricted stock units, for which restrictions lapse with the passage of time (“time-based restricted stock”), compensation cost is recognized on a straight-line basis over the period between the issue date and the date that restrictions lapse. Time-based restricted stock is included in total shares of common stock outstanding upon the lapse of applicable restrictions. For restricted stock, for which restrictions are based on performance measures (“performance stock units” or “PSUs”), restrictions lapse when those performance measures have been deemed achieved. Compensation cost for PSUs is recognized on a straight-line basis during the period from the date on which the likelihood of the PSUs being earned is deemed probable and (x) the end of the fiscal year during which such PSUs are granted or (y) the date on which awards of such PSUs may be approved by the compensation committee of the Company’s board of directors (the “Compensation Committee”) on a discretionary basis, as applicable. PSUs are included in total common stock outstanding upon the lapse of applicable restrictions. PSUs are included in total diluted common stock outstanding when the performance measures have been deemed achieved but the PSUs have not yet been issued.

Fair value for stock options and warrants is calculated using the Black-Scholes valuation model and is expensed on a straight-line basis over the requisite service period of the grant. In accordance with the provisions of ASU 2016‑09 “Simplifying the Accounting for Share-Based Payments” (“ASU 2016‑09”) compensation cost is reduced for actual forfeitures as they occur. Prior to the adoption to ASU 2016‑09, the Company’s estimated forfeiture rate utilized in calculating compensation cost was zero percent based on the Company’s limited historical forfeiture experience.

At each subsequent reporting period prior to the lapse of restrictions on warrants, time-based restricted stock and PSUs granted to non-employees, the Company remeasures the aggregate compensation cost of such grants using the Company’s stock price at the end of such reporting period and revises the straight-line recognition of compensation cost in line with such remeasured amount.

Income Taxes

Current income taxes are based on the respective periods’ taxable income for federal, foreign and state income tax reporting purposes. Deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using statutory tax rates in effect for the year in which the differences are expected to reverse. In accordance with ASU No. 2015‑17 “Balance Sheet Classification of Deferred Taxes”, all deferred income taxes are reported and classified as non-current. A valuation allowance is required if, based

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company applies the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the years ended December 31, 2018 and 2017, the Company did not have any reserves or interest and penalties to record through current income tax expense in accordance with ASC 740, Income Taxes (“ASC 740”). Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2015 through December 31, 2018.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net loss attributable to Sequential Brands Group, Inc. and Subsidiaries by the weighted-average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the reporting period, including stock options, PSUs and warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive. In periods when there is a net loss, diluted loss per share is equal to basic loss per share, since the effect of including any common stock equivalents would be anti-dilutive.  Basic weighted-average common shares outstanding is equivalent to diluted weighted-average common shares outstanding for the years ended December 31, 2018, 2017 and 2016.

The computation of diluted EPS for the years ended December 31, 2018, 2017 and 2016 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2018	2017	2016
Warrants	—	—	125,535
Acquisition hold back shares	—	—	172,814
Unvested restricted stock	1,233,703	166,607	122,167
Performance based restricted stock	58,275	65,087	407,303
Stock options	—	—	7,977
Total	1,291,978	231,694	835,796

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash, restricted cash, accounts receivable and equity securities. Cash is held to meet working capital needs and future acquisitions. Restricted cash is pledged as collateral for a comparable amount of irrevocable standby letters of credit for certain of the Company’s leased properties. Substantially all of the Company’s cash, restricted cash and equity securities are deposited with high quality financial institutions. At times, however, such cash, restricted cash and equity securities may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts as of December 31, 2018.

Concentration of credit risk with respect to accounts receivable is minimal due to the collection history and the nature of the Company’s revenue arrangements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

Customer Concentrations

The Company recorded net revenues of $170.0 million, $167.5 million and $155.5 million during the years ended December 31, 2018, 2017 and 2016, respectively. During the year ended December 31, 2018, one licensee represented at least 10% of net revenue, accounting for 13% of the Company’s net revenue. During the year ended December 31, 2017, three licensees represented at least 10% of net revenue, each accounting for 11% of the Company’s net revenue. During the year ended December 31, 2016, one licensee represented at least 10% of net revenue, accounting for 11% of the Company’s net revenue.

Loss Contingencies

The Company recognizes contingent losses that are both probable and estimable. In this context, probable means circumstances under which events are likely to occur. The Company records legal costs pertaining to contingencies as incurred.

Noncontrolling Interest

Noncontrolling interest recorded for the year ended December 31, 2018 represents income allocations to Elan Polo International, Inc., a member of DVS Footwear International, LLC (“DVS LLC”) and With You, Inc., a member of With You LLC (the partnership between the Company and Jessica Simpson) and a loss allocation to JALP, LLC (“JALP”), a member of FUL IP Holdings, LLC (“FUL IP”). Noncontrolling interest recorded for the year ended December 31, 2017 represents income allocations to DVS LLC, With You, Inc. and a loss allocation to JALP. Noncontrolling interest recorded for the year ended December 31, 2016 represents income allocations to DVS LLC, With You, Inc. and JALP. The following table sets forth the noncontrolling interest for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
With You LLC	$5,607	$5,816	$6,525
DVS LLC	614	581	564
FUL IP	(715)	(2,225)	363
Net income attributable to noncontrolling interests	$5,506	$4,172	$7,452

The following table sets forth the noncontrolling interest as of December 31, 2018 and 2017:

	DVS LLC	FUL IP	With You LLC	Total
	(in thousands)
Balance at January 1, 2017	$2,651	$4,774	$67,388	$74,813
Net income (loss) attributable to noncontrolling interests	581	(2,225)	5,816	4,172
Distributions	(564)	(363)	(6,511)	(7,438)
Balance at December 31, 2017	2,668	2,186	66,693	71,547
Net income (loss) attributable to noncontrolling interests	614	(715)	5,607	5,506
Impact of adoption of ASC 606	-	-	355	355
Distributions	(581)	(975)	(5,126)	(6,682)
Balance at December 31, 2018	$2,701	$496	$67,529	$70,726

During the year ended December 31, 2018, the Company recorded a loss on sale of assets of $2.0 million related to the sale of the FUL trademark.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

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

Recently Issued Accounting Standards

ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606”

In November 2018, the FASB issued ASU No. 2018-18 “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606” (“ASU 2018-18”).  ASU 2018-18 amends ASC 808,  Collaborative Arrangements (“ASC 808”) and ASC 606,  Revenue from Contracts with Customers (“ASC 606”) to clarify that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer.

ASU 2018-18 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted.  The Company does not expect the adoption of ASU 2018-18 to have a material impact on the Company’s consolidated financial statements.

ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”

In October 2018, the FASB issued ASU No. 2018-16 “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2018-16”).  ASU 2018-16 adds the overnight index swap rate based on the Secured Overnight Financing Rate to the list of US benchmark interest rates in ASC 815 that are eligible to be hedged.  Entities may now designate changes in this rate as the hedged risk in hedges of interest rate risk for fixed-rate financial instruments.

ASU 2018-16 is effective when an entity adopts the new hedging guidance in ASU No. 2017‑12, “Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017‑12”).  The Company early adopted the provisions of ASU 2017‑12 in December 2018.  The adoption of ASU 2017-12 and ASU 2018-16 did not have a material impact on the Company’s consolidated financial statements.

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

ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for the entire standard or for the provisions that eliminate or amend disclosure requirements.  The Company

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

does not expect the adoption of ASU 2018-13 to have a material impact on the Company’s consolidated financial statements.

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

ASU 2018-07 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted.  The Company does not expect the adoption of ASU 2018-02 to have a material impact on the Company’s consolidated financial statements.

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

ASU 2018-02 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company does not expect the adoption of ASU 2018-02 to have a material impact on the Company’s consolidated financial statements.

ASU No. 2017‑12, “Targeted Improvements to Accounting for Hedging Activities”

In August 2017, the FASB issued ASU No. 2017‑12, “Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”).  ASU 2017‑12 amends the hedge accounting recognition and presentation requirements in ASC 815, Derivatives and Hedging. The amendments in ASU 2017‑12 are intended to improve the transparency and understandability of information about an entity’s risk management activities and simplify the application of hedge accounting.

ASU 2017‑12 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company early adopted the provisions of ASU 2017‑12 in December 2018.  The adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2017‑04, “Simplifying the Test for Goodwill Impairment”

In January 2017, the FASB issued ASU No. 2017‑04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017‑04”). ASU 2017‑04 removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of Step 2 of the goodwill impairment test. As a result, under ASU 2017‑04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

ASU 2017‑04 is effective prospectively for annual and interim periods beginning on or after December 15, 2019, and early adoption is permitted on testing dates after January 1, 2017. The Company adopted the provisions of ASU 2017‑04 during the first quarter of 2017. The adoption of ASU 2017‑04 did not have a material impact on the Company’s consolidated financial statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

ASU No. 2016‑02, “Leases”

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). The core principle of ASU 2016-02 is that an entity should recognize on its balance sheet, assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease classification as a finance or operating lease.  In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”)  and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”) to improve certain aspects of ASU 2016-02.

ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company adopted the new standard as of January 1, 2019 using the modified retrospective method as of the period of adoption.  The Company elected the package of practical expedients upon transition where the Company did not reassess the lease classification and initial direct costs for leases that existed prior to adoption.  Additionally, the Company did not reassess contracts entered into prior to adoption to determine whether the arrangement was or contained a lease.  The Company elected to keep leases with an initial term of twelve months or less off the balance sheet.  The Company estimates the adoption of the standard will increase assets and lease liabilities on its consolidated balance sheet by approximately $57 million primarily related to its corporate headquarters lease and will not have a material impact on the Company’s statements of operations and cash flows.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820‑10, Fair Value Measurements and Disclosures (“ASC 820‑10”), defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. ASC 820‑10 applies to all other accounting pronouncements that require or permit fair value measurements.

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

Assets and liabilities typically recorded at fair value on a non-recurring basis to which ASC 820‑10 applies include:

•	non-financial assets and liabilities initially measured at fair value in an acquisition or business combination, and
•	long-lived assets measured at fair value due to an impairment assessment under ASC 360‑10‑15, Impairment or Disposal of Long-Lived Assets.

This topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820‑10 requires that assets and liabilities recorded at fair value be classified and disclosed in one of the following three categories:

•	Level 1 - inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

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

During the year ended December 31, 2018, the Company recorded non-cash impairment charges of $17.9 million for indefinite-lived intangible assets related to the trademarks of two of the Company’s brands: Ellen Tracy and Caribbean Joe.  The impairments arose due to reduced growth expectations and the impact of licensee transitions for these brands.  Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows, a Level 3 measurement within the fair value hierarchy.  The Company determined that certain trademarks which had been impaired during the year ended December 31, 2018 should no longer be classified as indefinite-lived intangible assets. The Company recorded $0.3 million in amortization during the year ended December 31, 2018 related to these trademarks. The following table shows the change in indefinite-lived intangible assets for the year ended December 31, 2018 (in thousands):

Balance at January 1, 2018	$990,677
Additions	272
Impairment charges	(17,899)
Reclassified to finite-lived intangible assets	(6,951)
Sale of trademarks	(11,170)
Ending balance at December 31, 2018	$954,929

During the year ended December 31, 2017, the Company recorded non-cash impairment charges of $36.5 million for indefinite-lived intangible assets related to the trademarks of five of the Company’s brands: Caribbean Joe,  Revo,  Franklin Mint,  Nevados, and FUL. Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows, a Level 3 measure within the fair value hierarchy. The impairments arose due to reduced contractual minimums or reduced sales forecasts in key distribution channels for these brands. When an intangible asset’s useful life is no longer considered to be indefinite, it must be amortized over the remaining period that it is expected to contribute to cash flows. The Company determined that certain trademarks which had been impaired during the year ended December 31, 2017 should no longer be classified as indefinite-lived intangible assets. The Company recorded less than $0.1 million in amortization during the year ended December 31, 2017 related to these trademarks. The following table shows the change in indefinite-lived assets for the year ended December 31, 2017:

Balance at January 1, 2017	$1,025,260
Additions	2,383
Impairment charges	(36,505)
Reclassified to finite-lived intangible assets	(461)
Ending balance at December 31, 2017	$990,677

During the year ended December 31, 2017, the Company recorded a non-cash goodwill impairment charge of $304.1 million. The quantitative evaluation of goodwill impairment included an assessment of fair value under the income

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

approach using estimates of future discounted cash flows, a Level 3 measure within the fair value hierarchy. See Note 9 for further details.

As of December 31, 2018 and 2017, there were no assets or liabilities that are required to be measured at fair value on a recurring basis, except for the Company’s equity securities (see Note 2), interest rate cap (see Note 10), interest rate swaps (see Note 10) and Legacy Payments (as defined below) for Ms. Martha Stewart. There was no change to fair value level hierarchy classification for the years ended December 31, 2018 and 2017.  The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at December 31, 2018 and 2017:

		Carrying Value		Fair Value
Financial Instrument	Level	12/31/2018	12/31/2017	12/31/2018	12/31/2017
	(in thousands)
Equity securities	1	$627	$-	$627	$-
Interest rate caps	2	$-	$1,239	$-	$1,239
Interest rate swaps - liability	2	$2,019	$-	$2,019	$-
Term Loans	2	$519,850	$551,913	$515,742	$542,655
Revolving Loan	2	$115,000	$92,787	$114,827	$92,389
Legacy Payments	3	$2,553	$2,256	$2,553	$2,256

The carrying amounts of the Company’s cash, restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.

On December 10, 2018, the Company entered into interest rate swap agreements related to its term loans (the “2018 Swap Agreements”) with certain financial institutions.  The Company recorded its interest rates swaps in accrued expense and other long-term liabilities on the consolidated balance sheets at fair value using Level 2 inputs.  The 2018 Swap Agreements have a $300 million notional value and $150 million matures on December 31, 2021 and $150 million matures on January 4, 2022.

The Company’s risk management objective and strategy with respect to the 2018 Swap Agreements is to reduce its exposure to variability in cash flows on a portion of the Company’s floating-rate debt.  The 2018 Swap Agreements protect the Company from increases in changes in its cash flows attributable to changes in a contractually specified interest rate on an amount of borrowing equal to the then outstanding swap notional.  The Company will periodically assess the effectiveness of the hedge (both prospective and retrospective) by performing a single regression analysis that was prepared at the inception of the hedging relationship.  To the extent the hedging relationship is highly effective, the gain or loss on the swap will be recorded in accumulated other comprehensive loss and reclassified into interest expense in the same period during which the hedged transactions affect earnings.

The components of the 2018 Swap Agreements as of December 31, 2018 are as follows:

	Notional Value	Derivative Asset	Derivative Liability
	(in thousands)
LIBOR based loans	$300,000	$—	$2,019

On November 30, 2016, the Company entered into interest rate cap agreements related to its 1‑month London Interbank Offered Rate (“LIBOR”) rates related to the Company’s loan agreements (the “2016 Cap Agreements”) with certain financial institutions. The 2016 Cap Agreements had a $500 million notional value, strike rate of 1.50% and matured on November 23, 2018. The Company recorded its interest rate caps on the consolidated balance sheets at fair value using Level 2 inputs. The valuation technique used to determine the fair value of the 2016 Cap Agreements approximated the net present value of future cash flows, taking into account current interest rates.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

The Company’s risk management objective and strategy with respect to the 2016 Cap Agreements was to reduce its exposure to variability in expected future cash outflows (forecasted interest payments) attributable to change in 1‑month LIBOR rates, the designated benchmark interest rate being hedged, relating to a portion of its outstanding floating-rate debt. The 2016 Cap Agreements protect the Company from increases in hedged cash flows on its floating-rate debt attributable to changes in 1‑month LIBOR rates above the strike rate. Should 1‑month LIBOR rates exceed 1.50% on a rate reset date during the terms of the 2016 Cap Agreements, the financial institutions would pay the Company for an amount equivalent to the excess interest over the strike rate. To the extent the hedging relationship was perfectly effective, changes in the fair value of the hedging instrument each period would be deferred in accumulated other comprehensive loss in the statement of changes in equity, and the upfront hedging instrument purchase price will be reclassified to Interest expense, net in the consolidated statements of operations according to its caplet values. If hedge ineffectiveness existed, accumulated other comprehensive loss would be adjusted to a balance that reflected the lesser of either the cumulative change in the fair value of the hedging or the cumulative change in the fair value of the hypothetically “perfect” derivative. The amount of ineffectiveness, if any, recorded in earnings would be equal to the excess of the cumulative change in the fair value of the hedging instrument over the cumulative change in the fair value of the hypothetical derivative.

For purposes of this fair value disclosure, the Company based its fair value estimate for the Term Loans and Revolving Loan (each, as defined in Note 10) on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the loan agreements based on interest rates as of December 31, 2018 and 2017 for debt with similar risk characteristics and maturities.

In connection with the acquisition of Martha Stewart Living Omnimedia (“MSLO”), beginning with calendar years commencing on or after January 1, 2026, the Company will pay Ms. Stewart three and one-half percent (3.5%) of Gross Licensing Revenues (as defined in Ms. Stewart’s employment agreement) for each such calendar year for the remainder of Ms. Stewart’s life (with a minimum of five (5) years of payments, to be made to Ms. Stewart’s estate if Ms. Stewart dies before December 31, 2030) (the “Legacy Payments”). The Company determined the acquisition date fair value of Legacy Payments due to Ms. Martha Stewart was $1.7 million.  The fair value of the Legacy Payments due to Ms. Martha Stewart was $2.6 million and $2.3 million at December 31, 2018 and 2017, respectively.  The Company recorded $0.3 million of accretion during the each of the years ended December 31, 2018, 2017 and 2016 related to the Legacy Payments and recorded the expense within interest expense, net in the consolidated statements of operations.

NOTE 4 – DISCONTINUED OPERATIONS OF WHOLESALE BUSINESS

During the year ended December 31, 2016, the Company released its $0.6 million reserve of certain unrecognized tax benefits through current income tax expense in accordance with ASC 740. In addition, the Company wrote off the remaining assets and liabilities, a net de minimis amount, within other expense (income) in the consolidated statements of operations.  There are no further transactions involving discontinued operations.

NOTE 5 – REVENUE

Adoption

On January 1, 2018, the Company adopted ASC 606 on a modified retrospective basis for all open contracts as of January 1, 2018.  The core principle of the new guidance is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services.  The new guidance defines a five-step approach to achieve this core principle and, in doing so, requires greater use of judgment and estimates and requires expanded disclosures related to the amounts of revenue recognized and judgements made.  Under the modified retrospective basis, results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605, Revenue Recognition (“ASC 605”).

In connection with the adoption of the new guidance, the Company recorded a net increase of $1.1 million to the opening balance of retained earnings (a reduction of the accumulated deficit).  The adjustments consisted of increases of

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

$6.3 million to accounts receivable (resulting in unbilled receivables) and $4.4 million to deferred revenue (contract liability) offset by a noncontrolling interests opening balance adjustment of $0.4 million and an income tax impact of $0.5 million.  The adjustments are recorded in the consolidated financial statements as the cumulative effect of revenue recognition accounting change.

Changes to the balances at January 1, 2018 resulting from the adoption of ASC 606 are as follows:

	December 31,	Impact of
	2017	Adoption of	January 1,
	(As Reported)	ASC 606	2018
	(in thousands)
Assets
Current Assets:
Accounts receivable, net	$60,102	$6,335	$66,437

Liabilities
Current Liabilities:
Current portion of deferred revenue	$8,102	$4,387	$12,489
Deferred income taxes	67,799	463	68,262

Equity
Accumulated deficit	$(225,369)	$1,130	$(224,239)
Noncontrolling interests	71,547	355	71,902

Deferred revenue will be recognized as the Company fulfills its performance obligations over periods of approximately one to five years.

The impact to revenue for the year ended December 31, 2018 was a decrease of $3.5 million due to the adoption of ASC 606.  The impact to the provision for income taxes for the year ended December 31, 2018 was a reduction of income tax expense of $0.9 million due to the adoption of ASC 606.  The tables below summarize the impact of the adoption on the consolidated statement of operations for the year ended December 31, 2018:

	Year Ended December 31,
	2018
	(in thousands, except share and per share data)
		Adjustments	Under previous
	As	due to	guidance
	Reported	ASC 606	(ASC 605)
Net revenue	$169,956	$(3,553)	$173,509
Operating expenses	87,767	226	87,541
Impairment charges	17,899	-	17,899
Loss on sale of assets	7,117	-	7,117
Income from operations	57,173	(3,779)	60,952
Other expense	693	-	693
Interest expense, net	62,152	-	62,152
Loss before income taxes	(5,672)	(3,779)	(1,893)
(Benefit from) provision for income taxes	(694)	(869)	175
Net loss	(4,978)	(2,910)	(2,068)
Net income attributable to noncontrolling interests	(5,506)	177	(5,683)
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(10,484)	$(2,733)	$(7,751)

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

Loss per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic and diluted	$(0.16)	$(0.04)	$(0.12)
Weighted-average common shares outstanding:
Basic and diluted	63,700,081	63,700,081	63,700,081

Disaggregated Revenue

The following table presents revenue disaggregated by source for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Licensing Agreements	$160,500	$161,703	$149,026
Other	9,456	5,761	6,502
Total	$169,956	$167,464	$155,528

The Company has entered into various license agreements that provide revenues in exchange for use of the Company’s IP.  Licensing agreements are the Company’s primary source of revenue.  The Company also derives revenue from other sources such as editorial content for books, television, commissions and vendor placement commissions.

Contract Balances

Contract assets represent unbilled receivables and are presented within accounts receivable, net on the consolidated balance sheets.  Contract liabilities represent unearned revenues and are presented within the current portion of deferred revenue on the consolidated balance sheets.

The below table summarizes the net change in contract assets and contract liabilities from the date of adoption to December 31, 2018:

	January 1,		December 31,
	2018	Changes	2018
	(in thousands)
Contract assets	$6,335	$(3,168)	$3,167
Contract liabilities	4,387	612	4,999

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company has reviewed its various revenue streams for its existing contracts under the five-step approach.  The Company has entered into various license agreements that provide revenues based on guaranteed minimum royalty payments with additional royalty revenues based on a percentage of defined sales.  Guaranteed minimum royalty payments (“fixed revenue”) are recognized on a straight-line basis over the term of the contract, as defined in each license agreement.  Earned royalties and earned royalties in excess of the fixed revenue (“variable revenue”) are recognized as income during the period corresponding to the licensee’s sales.  Earned royalties in excess of fixed revenue are only recognized when the Company is reasonably certain that the guaranteed minimums payments for the period, as defined in each license agreement, will be exceeded.

Licensing for trademarks is the Company’s largest revenue source.  Under ASC 606, the Company’s agreements are generally considered symbolic licenses which contain the characteristics of a right-to-access license since the customer is simultaneously receiving the IP and benefiting from it throughout the license period. As such, the Company primarily records revenue from licenses with fixed revenue on a straight-line basis over the license period as the performance

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

obligation is satisfied over time.  The Company applies its judgment based on historical trends when estimating future revenues and the period over which to recognize revenue when evaluating its licensing contracts.

The below table summarizes amounts related to future performance obligations under fixed contractual arrangements as of December 31, 2018 and the periods in which they are expected to be earned and recognized as revenue:

	2019	2020	2021	2022	2023	Thereafter
Future Performance Obligations	$73,561	$58,011	$42,300	$22,705	$18,148	$19,524

The Company does not disclose the amount attributable to unsatisfied or partially satisfied performance obligations for variable revenue contracts in accordance with the optional exemption allowed for under ASC 606.  The Company has categorized certain contracts as variable when there is a history and future expectation of exceeding guaranteed minimum royalties.

H

NOTE 6 – ACQUISITIONS

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
$—

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

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

Total revenues and income from continuing operations since the date of the acquisition of the GAIAM and SPRI brands, included in the consolidated statement of operations for the year ended December 31, 2016, are $12.0 million and $11.1 million, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31,
	2018	2017
	(in thousands)
Furniture and fixtures	$6,094	$6,164
Computer hardware/equipment	1,400	1,198
Leasehold improvements	9,860	5,937
Computer software	973	974
Websites	304	400
Automobiles and trucks	140	140
Property and equipment	18,771	14,813
Less accumulated depreciation and amortization	(9,800)	(7,778)
Property and equipment, net	$8,971	$7,035

As discussed in Note 19, in February 2016, the Company wrote-off $0.4 million of leasehold improvements due to moving its corporate headquarters. There were no impairments of property and equipment recorded in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016. Depreciation and amortization expense amounted to $2.2 million, $3.8 million and $3.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

NOTE 8 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

		Gross
	Useful Lives	Carrying	Accumulated	Net Carrying
December 31, 2018	(Years)	Amount	Amortization	Amount
		(in thousands)
Finite-lived intangible assets:
Trademarks	5 - 15	$12,438	$(2,689)	$9,749
Customer agreements	4	2,832	(2,639)	193
Patents	10	361	(321)	40
		$15,631	$(5,649)	9,982
Indefinite-lived intangible assets:
Trademarks				954,929
Intangible assets, net				$964,911

		Gross
	Useful Lives	Carrying	Accumulated	Net Carrying
December 31, 2017	(Years)	Amount	Amortization	Amount
		(in thousands)
Finite-lived intangible assets:
Trademarks	5 - 15	$5,462	$(1,913)	$3,549
Customer agreements	4	2,832	(2,257)	575
Patents	10	665	(296)	369
		$8,959	$(4,466)	4,493
Indefinite-lived intangible assets:
Trademarks				990,677
Intangible assets, net				$995,170

Future annual estimated amortization expense is summarized as follows:

Years Ended December 31,	(in thousands)
2019	$2,018
2020	1,831
2021	1,828
2022	1,806
2023	1,381
Thereafter	1,118
$9,982

Amortization expense amounted to $1.2 million, $0.9 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Finite-lived intangible assets represent trademarks, customer agreements and patents related to the Company’s brands. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. The carrying value of finite-lived intangible assets and other long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. As of December 31, 2018, the trademarks of Martha Stewart,  Jessica Simpson,  Avia,  AND1,  Joe’s,  GAIAM,  Emeril,  Caribbean Joe, and Ellen Tracy have been determined to have an indefinite useful life, and accordingly, consistent with ASC Topic

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

350, no amortization has been recorded in the Company’s consolidated statements of operations. Instead, each of these intangible assets are tested for impairment annually and as needed on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is performed as of October 1, the beginning of the Company’s fourth fiscal quarter.  Based on the Company’s annual evaluation, the Company determined that a certain trademark should no longer be classified as an indefinite-lived intangible asset and was reclassified in the fourth quarter of 2018 as a finite-lived intangible asset and amortized on a straight-line basis over the remaining estimated useful life of the trademark.

When conducting its impairment assessment of indefinite-lived intangible assets, the Company initially performs a qualitative evaluation of whether it is more likely than not that the asset is impaired. If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, the Company then tests the asset for recoverability. The Company tests its indefinite-lived intangible assets for recovery in accordance with ASC‑820‑10‑55‑3D. When the income approach is used, fair value measurement reflects current market expectations about those future amounts. The income approach is based on the present value of future earnings expected to be generated by a business or asset. Income projections for a future period are discounted at a rate commensurate with the degree of risk associated with future proceeds. A residual or terminal value is also added to the present value of the income to quantify the value of the business beyond the projection period. As such, recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to its expected future discounted net cash flows. If the carrying amount of such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the recoverability of the assets. Assumptions used in our estimates are as follows: (i) discount rates; (ii) projected annual revenue growth rates; and (iii) projected long-term growth rates. Our estimates also factor in economic conditions and expectations of management which may change in the future based on period-specific facts and circumstances. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the year ended December 31, 2018, the Company recorded non-cash impairment charges of $17.9 million for indefinite-lived intangible assets related to the trademarks of two of the Company’s brands: Caribbean Joe and Ellen Tracy.  The impairments arose due to reduced growth expectations and the impact of licensee transitions for these brands identified during the annual budget process which began at the end of the third quarter 2018.  Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows.  These charges are included in impairment charges in the consolidated statements of operations.

Due to the identification of impairment indicators during the quarter ended September 30, 2017, the Company performed impairment testing of its goodwill and indefinite-lived assets at September 30, 2017, which replaced its October 1st annual test. As a result of its testing, during the quarter ended September 30, 2017, the Company recorded a non-cash impairment charge of $36.5 million relating to its indefinite-lived intangible assets related to the trademarks of Caribbean Joe,  Revo,  Franklin Mint,  Nevados, and FUL. The impairments arose due to reduced contractual minimums or reduced sales forecasts in key distribution channels for these brands. In addition, in connection with its goodwill impairment testing performed at December 31, 2017, the Company performed impairment testing of its indefinite-lived assets at December 31, 2017, noting no additional impairment of its indefinite-lived intangible assets. See Note 9 – Goodwill for further details. When an intangible asset’s useful life is no longer considered to be indefinite, it must be amortized over the remaining period that it is expected to contribute to cash flows. The Company determined that certain trademarks which had been impaired during the year ended December 31, 2017 should no longer be classified as indefinite-lived intangible assets. The Company recorded less than $0.1 million in amortization during the year ended December 31, 2017 related to these trademarks. There was no impairment of intangible assets or other long-lived assets recognized during the year ended December 31, 2016.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

During the year ended December 31, 2018, the Company sold both the Revo and FUL trademarks and incurred a loss on the sale of the assets of $7.1 million.  The following table shows the change in indefinite-lived intangible assets for the year ended December 31, 2018 (in thousands):

Balance at January 1, 2018	$995,170
Impairment of trademarks	(17,899)
Sale of trademarks	(11,473)
Amortization	(1,182)
Additions	295
Balance at December 31, 2018	$964,911

NOTE 9 – GOODWILL

Previous changes in goodwill are summarized as follows (in thousands):

Balance at January 1, 2017	$307,744
Adjustment for acquisition of Gaiam Brand Holdco, LLC (a)	(3,621)
Impairment charges	(304,123)
Ending balance at December 31, 2017	$-

(a)	Goodwill from the acquisition of Gaiam Brand Holdco, LLC represented the excess of the purchase price over the fair value of net assets acquired under the acquisition method of accounting.

Goodwill is tested for impairment at the reporting unit level (the Company has determined that it has a single reporting unit) on an annual basis (October 1st) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As discussed below, during 2017, due to impairment indicators noted in between annual tests, the Company performed impairment testing at September 30, 2017, which replaced its October 1st annual test. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. Qualitative factors considered include, for example, macroeconomic and industry conditions, overall financial performance and other relevant entity-specific events. If the Company bypasses the qualitative assessment, or concludes that it is more likely than not that the fair value of its reporting unit is less than its carrying value, it then performs a quantitative impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in the amount of that excess, not to exceed the carrying amount of goodwill.

Due to impairment indicators noted during the third quarter of 2017, specifically the impairment of certain tradenames due to reduced contractual minimums or reduced sales forecasts in key distribution channels, the Company, with the assistance of a third party valuation specialist, performed a quantitative assessment at September 30, 2017, which replaced its October 1st annual test. Fair value for the quantitative assessment was determined under an income approach using estimates of discounted future cash flows.  The income approach relies on assumptions such as the Company’s projected future earnings and appropriate discount rates.

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
DECEMBER 31, 2018, 2017 AND 2016

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

NOTE 10 – LONG-TERM DEBT

The components of long-term debt are as follows:

	December 31,
	2018	2017
	(in thousands)
Secured Term Loans	$519,850	$551,913
Revolving Credit Facility	115,000	92,787
Unamortized deferred financing costs	(24,063)	(14,103)
Total long-term debt, net of unamortized deferred financing costs	610,787	630,597
Less: current portion of long-term debt	28,300	28,300
Long-term debt	$582,487	$602,297

August 2018 Debt Facilities

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
DECEMBER 31, 2018, 2017 AND 2016

Company under the New Amended BoA Credit Agreement to prepay loans under the Amended FS/KKR Credit Agreement.

During 2018, the Company incurred $14.6 million in lender and certain third-party fees associated with debt refinancing, which was recorded as deferred financing costs in accordance with ASC 470 – Debt and included in Long-term debt, net of current portion in the consolidated balance sheet at December 31, 2018.  These fees are being amortized using the effective interest rate method over the terms of the New Amended BoA Credit Agreement and New Amended FS/KKR Credit Agreement. The Company expensed $0.1 million of deferred financing costs, included in Interest Expense, net in the consolidated statement of operations, as a result of a partial extinguishment of the Amended BoA Credit Agreement in accordance with ASC 470 – Debt in connection with the Company’s entry into the New Amended BoA Credit Agreement.

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

The New Amended BoA Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the BoA Facility Loan Parties and their subsidiaries. Moreover, the New Amended BoA Credit Agreement contains financial covenants that require the BoA Facility Loan Parties and their subsidiaries to (i) maintain a positive net income (as defined in the New Amended BoA Credit Agreement) (ii) satisfy a maximum loan to value ratio initially set at 50.0% (applicable to the Amended Revolving Loans and Amended Tranche A Loans) decreasing over the term of the New Amended BoA Credit Agreement until reaching a final maximum loan to value ratio of 42.5% and (iii) satisfy a maximum consolidated first lien leverage ratio, initially set at 3.875:1.00, decreasing over the term of the New Amended BoA Credit Agreement until reaching a final maximum ratio of 2.875:1.00 for the fiscal quarter ending September 30, 2022 and thereafter.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

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

The Company may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.80:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 3.00:1.00 and (b) with respect to any other increase, 2.90:1.00, subject to the satisfaction of certain conditions in the New Amended BoA Credit Agreement.  At December 31, 2018, the Company is in compliance with the covenants included in the New Amended BoA Credit Agreement.

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

The New Amended FS/KKR Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the FS/KKR Facility Loan Parties and their subsidiaries. Moreover, the New Amended FS/KKR Credit Agreement contains financial covenants that require the FS/KKR Facility Loan Parties and their subsidiaries to satisfy (i) a maximum consolidated total leverage ratio, initially set at 7.25:1.00, decreasing over the term of the New Amended FS/KKR Credit Agreement until reaching a final maximum ratio of 6.25:1.00 for the fiscal quarter ending September 30, 2022 and thereafter and (ii) a maximum consolidated first lien leverage ratio, initially set at 3.875:1.00, decreasing over the term of the New Amended FS/KKR Credit Agreement until reaching a final maximum ratio of 2.875:1.00 for the fiscal quarter ending September 30, 2022 and thereafter.  At December 31, 2018, the Company is in compliance with the covenants included in the New Amended FS/KKR Credit Agreement.

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
DECEMBER 31, 2018, 2017 AND 2016

determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, subject to the satisfaction of certain conditions in the New Amended FS/KKR Credit Agreement.

July 2016 Debt Facilities

On July 1, 2016 (the “Closing Date”), the Company and certain of its subsidiaries entered into (i) the Third Amended and Restated First Lien Credit Agreement (the “Amended BoA Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto (the “BoA Facility Loan Parties”) and (ii) the Third Amended and Restated Credit Agreement (the “Amended FS/KKR Credit Agreement”) with Wilmington Trust, National Association, as administrative agent and collateral agent (the “FS/KKR Agent”) and the lenders party thereto. Such agreements amended, restated and replaced the December 2015 debt facilities. The Company used a portion of the proceeds of the $287.5 million loans made to the Company under the Amended BoA Credit Agreement and the $415.0 million loans made to the Company under the Amended GSO Credit Agreement to fund the payment of the purchase price with respect to the acquisition of the Gaiam Brand Holdco, LLC and costs and expenses incurred in connection with such acquisition and related transactions.

The Amended BoA Credit Agreement provided for several five-year credit facilities, consisting of (i) Tranche A Term Loans in an aggregate principal amount of $133.0 million (the “Tranche A Loans”), (ii) Tranche A‑1 Term Loans in an aggregate principal amount of $44.5 million (the “Tranche A‑1 Loans” and, together with the Tranche A Loans, the “BoA Term Loans”) and (iii) revolving credit commitments in the aggregate principal amount of $110.0 million (the “Revolving Credit Facility” and, the loans under the Revolving Credit Facility, the “Revolving Loans”). On the Closing Date, the total amount outstanding under the Amended BoA Credit Agreement was $258.0 million, including (i) $133.0 million of Tranche A Loans, (ii) $44.5 million of Tranche A‑1 Loans and (iii) $80.5 million of borrowing under the Revolving Loans.

The loans under the Amended BoA Credit Agreement bore interest, at the Company’s option, at a rate equal to (i) with respect to the Revolving Loans and the Tranche A Loans (a) the LIBOR rate plus 3.50% per annum or (b) the base rate plus 2.50% per annum and (ii) with respect to the Tranche A‑1 Loans (a) the LIBOR rate plus 7.00% per annum or (b) the base rate plus 6.00% per annum. The undrawn portions of the commitments under the Revolving Credit Facility were subject to a commitment fee of 0.375% per annum.

The Company could have made voluntary prepayments of the loans outstanding under the Amended BoA Credit Agreement, subject to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and, in certain cases, to the prepayment premium set forth in the Amended BoA Credit Agreement. Additionally, the Company was mandated to make prepayments (without payment of a premium or penalty) under the Amended BoA Credit Agreement amounting to: (i) the loans outstanding under the Amended BoA Credit Agreement plus, (a) where intellectual property was disposed, 50.0% of the disposed intellectual property’s orderly liquidation value, and (b) where any other assets constituting collateral are disposed or upon the receipt of certain insurance proceeds, 100% of the net proceeds thereof, subject to certain reinvestment rights; and (ii) the Tranche A‑1 Loans to the extent that the outstanding principal amount thereof exceeds 10.0% of the orderly liquidation value of the registered trademarks owned by the BoA Facility Loan Parties. On September 30, 2016, the BoA Term Loans commenced amortization in quarterly installments of $5.0 million.

The Amended BoA Credit Agreement contained customary representations and warranties and customary affirmative and negative covenants applicable to the BoA Facility Loan Parties and their subsidiaries. Moreover, the Amended BoA Credit Agreement contained financial covenants that required the BoA Facility Loan Parties and their subsidiaries to (i) maintain a positive net income (as defined), (ii) satisfy a maximum loan to value ratio set at 50.0% (applicable to the Revolving Loans and Tranche A Loans) and (iii) satisfy a maximum consolidated first lien leverage ratio, initially set at 2.80:1.00, decreasing over the term of the Amended BoA Credit Agreement until reaching the final maximum ratio of 2.50:1.00 for the fiscal quarter ending September 30, 2018 and thereafter

The Amended BoA Credit Agreement contained certain customary events of default, including a change of control. If an event of default occurred and was not cured within any applicable grace period or not waived, the Bank of

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

America Agent, at the request of the lenders under the Amended BoA Credit Agreement, must take various actions, including, without limitation, the acceleration of amounts due under the Amended BoA Credit Agreement.

The Company could have requested an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not have caused the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.33:1.00 and (ii) the Tranche A-1 Loans, as would not have caused the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 2.50:100 and (b) with respect to any other increase, 2.40:1.00, subject to the satisfaction of certain conditions in the Amended BoA Credit Agreement.

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

The Company could have made voluntary prepayments of the loans outstanding under the Amended FS/KKR Credit Agreement, subject to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and, in certain cases, to the prepayment premium set forth in the Amended FS/KKR Credit Agreement. The Company was mandated to make prepayments (without payment of a premium or penalty) of loans outstanding under the Amended FS/KKR Credit Agreement amounting to: (i) where intellectual property was disposed, 50.0% of the disposed intellectual property’s orderly liquidation value, (ii) where any other asset constituting collateral was disposed or upon the receipt of certain insurance proceeds, 100% of the net proceeds thereof, subject to certain reinvestment rights, and (iii) any consolidated excess cash flow, in an amount equal to (a) in the event the consolidated total leverage ratio was at least 4.00:1.00, 75% thereof, (b) in the event the consolidated total leverage ratio was less than 4.00:1.00 but at least 3.00:1.00, 50% thereof and (c) in the event the consolidated total leverage ratio was less than 3.00:1.00, 0% thereof. On March 31, 2018, the Loans under the Amended FS/KKR Credit Agreement commenced amortization in quarterly installments, equal to 2.00% per annum of the original aggregate principal amount thereof.

The Amended FS/KKR Credit Agreement contained customary representations and warranties and customary affirmative and negative covenants applicable to the FS/KKR Facility Loan Parties and their subsidiaries. Moreover, the Amended FS/KKR Credit Agreement contained financial covenants that require the GSO Facility Loan Parties and their subsidiaries to satisfy (i) a maximum consolidated total leverage ratio, initially set at 7.25:1.00, decreasing over the term of the Amended FS/KKR Credit Agreement until reaching the final maximum ratio of 6.50:1.00 for the fiscal quarter ending September 30, 2018 and thereafter and (ii) a maximum consolidated first lien leverage ratio, initially set at 2.80:1.00, decreasing over the term of the Amended FS/KKR Credit Agreement until reaching the final maximum ratio of 2.50:1.00 for the fiscal quarter ending September 30, 2018 and thereafter.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

Interest Expense

Interest expense during the year ended December 31, 2018 includes interest incurred under our loan agreements, interest rate caps and interest rate swaps of $57.1 million, non-cash interest related to the amortization of deferred financing costs of $4.5 million and $0.1 million of deferred financing costs as a result of a partial extinguishment of the Amended BoA Credit Agreement in accordance with ASC 470 – Debt in connection with the Company’s entry into the New Amended BoA Credit Agreement.  Additionally, we expensed non-cash interest of $0.5 million related to the accretion of the present value of guaranteed contractual payments and Legacy Payments assumed through certain of the Company’s acquisitions in 2015 and certain other payment arrangements.

Interest expense during the year ended December 31, 2017 includes interest incurred under our loan agreements and interest rate caps of $55.1 million and non-cash interest related to the amortization of deferred financing costs of $3.9 million. Additionally, we expensed non-cash interest of $0.9 million related to the accretion of the present value of guaranteed contractual payments and Legacy Payments assumed through certain of the Company’s acquisitions in 2015.

Interest expense during the year ended December 31, 2016 includes interest incurred under our loan agreements and interest rate caps of $46.2 million, non-cash interest related to the amortization of deferred financing costs of $2.8 million and the write-off of $0.3 million of deferred financing costs as a result of an extinguishment a portion of the BoA Credit Agreement in accordance with ASC 470 – Debt in connection with the Company’s entry into the Amended BoA Credit Agreement. Additionally, we expensed non-cash interest of $1.2 million related to the accretion of the present value of guaranteed contractual payments and Legacy Payments assumed through certain of the Company’s acquisitions in 2015.

Interest Rate Swaps

On December 10, 2018, the Company entered into interest rate swap agreements related to its term loans (the “2018 Swap Agreements”) with certain financial institutions.  The Company recorded its interest rate swaps in accrued expense and other long-term liabilities on the consolidated balance sheets at fair value using Level 2 inputs.  The 2018 Swap Agreements have a $300 million notional value, and $150 million matures on December 31, 2021 and $150 million matures on January 4, 2022.

The Company’s risk management objective and strategy with respect to the 2018 Swap Agreements is to reduce its exposure to variability in cash flows on a portion of the Company’s floating-rate debt.  The 2018 Swap Agreements protect the Company from changes in its cash flows attributable to changes in a contractually specified interest rate on an amount of borrowing equal to the then outstanding swap notional.  The Company will periodically assess the effectiveness of the hedge (both prospective and retrospective) by performing a single regression analysis that was prepared at the inception of the hedging relationship.  To the extent the hedging relationship is highly effective, the gain or loss on the swap will be recorded in accumulated other comprehensive loss and reclassified into interest expense in the same period during which the hedged transactions affect earnings.

During 2015, the Company entered into an interest rate swap agreement related to term loans (the “2015 Swap Agreement”). The Company recorded its interest rate swap on the consolidated balance sheets at fair value using Level 2 inputs. The 2015 Swap Agreement ended on December 30, 2016.

The objective of the swap agreement was to reduce the variability in cash flows for interest payments associated with the loan agreements, which are based on the 1‑month LIBOR rates. The Company formally documented the swap agreement as a cash flow hedge of the Company’s exposure to 1‑month LIBOR. Because the critical terms of the swap agreement and the hedged items coincided at inception (e.g., notional amount, interest rate reset dates, interest rate payment dates, maturity/expiration date and underlying index), the hedge was expected to completely offset changes in expected cash flows due to fluctuations in the 1‑month LIBOR rate over the term of the hedge. The effectiveness of the hedge relationship was periodically assessed during the life of the hedge by comparing the current terms of the swap agreement and the loan agreements to assure they continue to coincide and through an evaluation of the continued ability of the

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

respective counterparties to honor their obligations under the 2015 Swap Agreement. When the key terms no longer match exactly, hedge effectiveness (both prospective and retrospective) is assessed by evaluating the cumulative dollar offset for the actual hedging instrument relative to a hypothetical derivative whose terms exactly match the terms of the hedged item. Because the notional amounts of the Company’s swap agreement no longer matched the notional amounts of the loan agreements exactly, the Company assessed the ineffectiveness of the swap agreement and determined that differences were immaterial during the year ended December 31, 2016.

Interest Rate Caps

On November 30, 2016, the Company entered into interest rate cap agreements related to its 1‑month LIBOR rates related to the 2016 Cap Agreements with certain financial institutions. The 2016 Cap Agreements had a $500 million notional value, strike rate of 1.5% and matured on November 23, 2018. The Company recorded its interest rate caps on the consolidated balance sheets at fair value using Level 2 inputs. The valuation technique used to determine the fair value of the 2016 Cap Agreements approximated the net present value of future cash flows, taking into account current interest rates.

The Company’s risk management objective and strategy with respect to the 2016 Cap Agreements was to reduce its exposure to variability in expected future cash outflows (forecasted interest payments) attributable to change in 1‑month LIBOR rates, the designated benchmark interest rate being hedged, relating to a portion of its outstanding floating-rate debt. The 2016 Cap Agreements protected the Company from increases in hedged cash flows on its floating-rate debt attributable to changes in 1‑month LIBOR rates above the strike rate. Should 1‑month LIBOR rates exceed 1.50% on a rate reset date during the terms of the 2016 Cap Agreements, the financial institutions would have paid the Company for an amount equivalent to the excess interest over the strike rate. To the extent the hedging relationship is perfectly effective, changes in the fair value of the hedging instrument each period would be deferred in accumulated other comprehensive loss in the statement of changes in equity, and the upfront hedging instrument purchase price would be reclassified to interest expense, net in the consolidated statements of operations according to its caplet values. If hedge ineffectiveness exists, accumulated other comprehensive loss would be adjusted to a balance that reflects the lesser of either the cumulative change in the fair value of the hedging or the cumulative change in the fair value of the hypothetically “perfect” derivative. The amount of ineffectiveness, if any, recorded in earnings would be equal to the excess of the cumulative change in the fair value of the hedging instrument over the cumulative change in the fair value of the hypothetical derivative.

Debt Maturities

As of December 31, 2018, the Company’s debt maturities for the next five years and thereafter on a calendar year basis are as follows:

	Total	2019	2020	2021	2022	2023	Thereafter
	(in thousands)
Term Loans	$519,850	$28,300	$28,300	$28,300	$28,300	$138,300	$268,350
Revolving Loan	115,000	-	-	-	-	115,000	-
Total	$634,850	$28,300	$28,300	$28,300	$28,300	$253,300	$268,350

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

NOTE 11 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2018	2017
	(in thousands)
Accounts payable	$4,207	$1,627
Accrued expenses
Guaranteed payments in connection with acquisitions - current	2,828	3,295
Interest	2,401	3,215
Compensation	3,365	4,928
Marketing and commissions	1,330	2,804
Professional services fees	1,986	424
Legal settlement payable - current	3,200	-
Licensee settlement payable - current	1,883	-
Other accrued expenses	2,327	2,833
Total accounts payable and accrued expenses	$23,527	$19,126

NOTE 12 – LEASES

Operating Leases

The Company leases the following spaces as of December 31, 2018:

		Square Footage
Location	Type	(Approximate)	Expiration Date
New York, NY	Corporate Headquarters	82,300	December 31, 2033
New York, NY	Office and Showroom	10,900	September 12, 2024
Los Angeles, CA	Office	4,724	July 31, 2020

On February 21, 2017, the Company amended the lease of its corporate headquarters, which extended the lease through December 31, 2033 and effective in February 2018, lowered the rented square footage to approximately 63,000 square feet of corporate office space and 7,000 square feet of other rentable space. On January 12, 2018, the Company amended the lease of its corporate headquarters, effective in February 2018, increasing the rented square footage by approximately 12,300 square feet.

Total rent expense for the years ended December 31, 2018, 2017 and 2016 amounted to $5.7 million, $6.1 million and $8.1 million, respectively.

Future annual minimum payments due under the leases for the next five years and thereafter are summarized as follows:

Year Ended December 31,	(in thousands)
2019	$6,481
2020	6,400
2021	6,247
2022	6,262
2023	6,277
Thereafter	57,625
$89,292

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

Future sublease income due under sublease agreements is summarized as follows:

Year Ended December 31,	(in thousands)
2019	$443
2020	300
2021	300
2022	300
2023	300
Thereafter	600
$2,243

NOTE 13 – COMMITMENTS AND CONTINGENCIES

During the year ended December 31, 2018, the Company accrued $3.2 million related to a legacy litigation settlement claim.

General Legal Matters

From time to time, the Company is involved in legal matters arising in the ordinary course of business. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition, results of operations or cash flows. Contingent liabilities arising from potential litigation are assessed by management based on the individual analysis of these proceedings and on the opinion of the Company’s lawyers and legal consultants.

Guaranteed Payments

The Company has certain guaranteed payments in connection with acquisitions. Future payments of these guaranteed payments, less imputed interest, are as follows:

Year Ended December 31,	(in thousands)
2019	$2,828
2020	1,158
$3,986

NOTE 14 – PREFERRED STOCK

As of December 31, 2018 and 2017, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.01 per share, none of which were designated or issued and outstanding. The board of directors of the Company (the “BOD”) is authorized, with the limitations and restrictions set forth in the Company’s certificate of incorporation, to designate from time to time the terms of the preferred stock.

NOTE 15 – STOCK INCENTIVE PLAN, OPTIONS AND WARRANTS

Stock Options

2005 Stock Incentive Plan

On January 5, 2006, the Company adopted the 2005 Stock Incentive Plan, which authorized the granting of a variety of stock-based incentive awards. The 2005 Stock Incentive Plan was administered by the Company’s BOD, or a

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

committee appointed by the BOD, which determined the recipients and terms of the awards granted. The 2005 Stock Incentive Plan provided for the issuance of both incentive stock options (“ISOs”) and non-qualified stock options (“NQOs”). ISOs could only be granted to employees and NQOs could be granted to directors, officers, employees, consultants, independent contractors and advisors. The 2005 Stock Incentive Plan provided for a total of 366,667 shares of common stock to be reserved for issuance under the 2005 Stock Incentive Plan.

2013 Stock Incentive Plan

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

On December 4, 2015, the Company filed a registration statement, whereby the 2013 Stock Incentive Plan authorizes the issuance of not more than 2,500,000 shares of the Company’s common stock.

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

Stock-based Compensation Expense

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The risk free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies and the expected life is based on the estimated average of the life of options using the simplified method as prescribed by ASC 718, Compensation – stock compensation. The Company utilizes the simplified method to determine the expected life of the options due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

In accordance with the provisions of ASU 2016‑09, the Company reduces compensation cost for actual forfeitures as they occur. Prior to the adoption to ASU 2016‑09 during the fourth quarter of 2016, the Company’s estimated forfeiture rate utilized in calculating compensation cost was zero percent based on the Company’s limited historical forfeiture experience.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

The following table summarizes the Company’s stock option activity for the years ended December 31, 2018, 2017 and 2016:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual Life	Aggregate
	Options	Exercise Price	(in Years)	Intrinsic Value
	(in thousands, except share and per share data)
Outstanding - January 1, 2016	129,501	$9.65	3.3	$148
Granted	—	—
Exercised	—	—
Forfeited or Canceled	—	—
Outstanding - January 1, 2017	129,501	$9.65	2.3	$—
Granted	—	—
Exercised	—	—
Forfeited or Canceled	(45,500)	(11.49)
Outstanding - January 1, 2018	84,001	$8.65	2.1	$—
Granted	—	—
Exercised	—	—
Forfeited or canceled	(34,500)	(6.41)
Outstanding at December 31, 2018	49,501	$10.22	2.3	$—
Exercisable - December 31, 2018	49,501	$10.22	2.3	$—

A summary of the changes in the Company’s unvested stock options is as follows:

Weighted-Average Grant Date
	Number of Options	Fair Value
Unvested - January 1, 2016	21,000	$2.71
Granted	—	—
Vested	(16,000)	(2.94)
Forfeited or Canceled	—	—
Unvested - January 1, 2017	5,000	$1.96
Granted	—	—
Vested	(5,000)	(1.96)
Forfeited or Canceled	—	—
Unvested - January 1, 2018	—	$—
Granted	—	—
Vested	—	—
Forfeited or Canceled	—	—
Unvested - December 31, 2018	—	$—

There was no compensation expense related to stock options for the year ended December 31, 2018.  Total compensation expense related to stock options for each of the years ended December 31, 2017 and 2016 was less than $0.1 million. At December 31, 2018, there is no unrecognized compensation expense related to stock options.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

Warrants

The following table summarizes the Company’s outstanding warrants:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual Life	Aggregate
	Warrants	Exercise Price	(in Years)	Intrinsic Value
	(in thousands, except share and per share data)
Outstanding - January 1, 2016	801,760	$7.87	4.1	$1,377
Granted	—	—
Exercised	—	—
Forfeited or Canceled	—	—
Outstanding - January 1, 2017	801,760	$7.87	3.1	$51
Granted	—	—
Exercised	—	—
Forfeited or Canceled	(31,600)	—
Outstanding - January 1, 2018	770,160	$7.95	2.2	$—
Granted	—	—
Exercised	—	—
Forfeited or canceled	(570,160)	6.07
Outstanding at December 31, 2018	200,000	$13.32	6.4	$—
Exercisable - December 31, 2018	200,000	$13.32	6.4	$—

A summary of the changes in the Company’s unvested warrants is as follows:

Weighted-Average Grant Date
	Number of Warrants	Fair Value
Unvested - January 1, 2016	150,000	$6.32
Granted	—	—
Vested	(100,000)	6.32
Forfeited or Canceled	—	—
Unvested - January 1, 2017	50,000	$6.32
Granted	—	—
Vested	(50,000)	6.32
Forfeited or Canceled	—	—
Unvested - January 1, 2018	—	$—
Granted	—	—
Vested	—	—
Forfeited or Canceled	—	—
Unvested - December 31, 2018	—	$—

There was no compensation expense related to warrants for the year ended December 31, 2018. Total compensation expense related to warrants for the years ended December 31, 2017 and 2016 was less than $0.1 million and $0.2 million, respectively. At December 31, 2018 there is no unrecognized compensation expense related to warrants.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

Restricted Stock

A summary of the time-based restricted stock activity for the years ended December 31, 2018, 2017 and 2016 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
		Grant Date Fair	Contractual Life
	Number of Shares	Value	(in Years)

Unvested - January 1, 2016	410,653	$8.81	1.8
Granted	80,903	5.57
Vested	(232,769)	8.08
Unvested - January 1, 2017	258,787	$8.45	2.1
Granted	111,112	3.60
Vested	(174,363)	(6.73)
Unvested - January 1, 2018	195,536	$7.23	1.8
Granted	235,296	1.70
Vested	(137,843)	5.25
Unvested - December 31, 2018	292,989	$3.72	0.9

During the year ended December 31, 2018, the Company granted 235,296 shares of time-based restricted stock to members of the Company’s board of directors.  These shares had a grant date fair value of $0.4 million and vest over a period of one year.  The Company recorded $0.3 million during the year ended December 31, 2018 as compensation expense pertaining to these grants.

During the year ended December 31, 2017, the Company granted 111,112 shares of time-based restricted stock to members of the Company’s board of directors. These shares had a grant date fair value of $0.4 million and vest over a period of one year. The Company recorded $0.1 million and $0.3 million during the years ended December 31, 2018 and 2017, respectively, as compensation expense pertaining to these grants.

During the year ended December 31, 2016, the Company accelerated the vesting of 32,500 shares of time-based restricted stock in connection with restructuring activities. The Company recorded $0.2 million during the year ended December 31, 2016 as compensation expense pertaining to these restructuring activities.

During the year ended December 31, 2016, the Company granted (i) 70,548 shares of time-based restricted stock to members of the Company’s BOD and (ii) 10,355 shares of time-based restricted stock to a non-employee pursuant to a partnership agreement. These shares had a grant date fair value of $0.5 million and vest over a period of one to five years. The Company recorded less than $0.1 million, $0.1 million and $0.3 million during the years ended December 31, 2018, 2017 and 2016, respectively, as compensation expense pertaining to these grants.

Total compensation expense related to time-based restricted stock grants for the year ended December 31, 2018, 2017 and 2016 was $0.5 million, $0.6 million, and $1.6 million, respectively. Total unrecognized compensation expense related to time-based restricted stock grants at December 31, 2018 amounted to $0.2 million and is expected to be recognized over a weighted average period of 0.9 years.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

Restricted Stock Units

A summary of the time-based restricted stock unit activity for the years ended December 31, 2018, 2017 and 2016 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
		Grant Date Fair	Contractual Life
	Number of Shares	Value	(in Years)

Unvested - January 1, 2016	100,000	$14.33	3.0
Granted	260,000	7.03
Vested	(33,333)	(14.33)
Unvested - January 1, 2017	326,667	$8.52	2.5
Granted	688,836	3.18
Vested	(219,103)	(8.29)
Forfeited or canceled	(60,000)	(4.89)
Unvested - January 1, 2018	736,400	$3.89	2.2
Granted	2,678,743	1.77
Vested	(1,732,523)	(2.18)
Forfeited or canceled	(66,667)	(3.20)
Unvested - December 31, 2018	1,615,953	$2.24	2.2

During the year ended December 31, 2018, the Company granted 1,835,257 time-based restricted stock units, respectively, to certain employees and consultants for future services.  These shares of time-based restricted stock units had a grant date fair value of $3.2 million and vest immediately to over a period of five years.  The Company recorded $1.4 million during the year ended December 31, 2018 as compensation expense pertaining to these grants.  The Company marks-to-market the expense for the restricted stock units granted to the consultants.

During the year ended December 31, 2018, the Company issued 843,486 time-based restricted stock units to an employee for a 2017 performance-based bonus pursuant to their employment agreement.  The bonus was paid in restricted stock in the first quarter of 2018, based on the average closing stock price for the 30 days preceding March 1, 2018.  Compensation expense of $1.5 million was fully recognized in 2017 related to this grant.

During the year ended December 31, 2017, the Company granted 52,083 time-based restricted stock units to a consultant for future services. These shares of time-based restricted stock units had a grant date fair value of $0.1 million and vest over a period of six months. The Company recorded less than $0.1 million during the years ended December 31, 2018 and 2017 as compensation expense pertaining to these grants.

During the year ended December 31, 2017, the Company accelerated the vesting of 16,667 shares of time-based restricted stock units for an employee pursuant to their termination agreement. Total compensation expense related to these shares of $0.1 million was recorded as operating expenses in the consolidated statement of operations for the year ended December 31, 2017.

During the year ended December 31, 2017, the Company granted 200,000 time-based restricted stock units to certain employees for future services and 276,753 time-based restricted stock units to a consultant for future services. These shares of time-based restricted stock units had a grant date fair value of $1.4 million and vest over a period of three years. The Company recorded $0.4 million and $0.2 million during the years ended December 31, 2018 and 2017, respectively, as compensation expense pertaining to these grants.

During the year ended December 31, 2017, the Company granted 100,000 time-based restricted stock units to the Company’s Chief Executive Officer pursuant to an employment agreement, dated April 3, 2017. These shares of time-

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

based restricted stock units had a grant date fair value of $0.4 million and vest over a period of three years. The Company recorded $0.1 million during each of the years ended December 31, 2018 and 2017, respectively, as compensation expense pertaining to this grant.

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

During the year ended December 31, 2016, the Company granted 260,000 shares of time-based restricted stock units to employees for future services. These shares of time-based restricted stock had a grant date fair value of $1.8 million and vest over a period of three years. The Company recorded $0.5 million, $0.7 million and $0.2 million during the years ended December 31, 2018, 2017 and 2016, respectively, as compensation expense pertaining to this grant.

Total compensation expense related to time-based restricted stock units grants for the years ended December 31, 2018, 2017 and 2016 was $2.4 million, $1.8 million and $0.6 million, respectively. Total accrued compensation expense related to performance-based restricted stock units for the year ended December 31, 2017 was $1.5 million. Total unrecognized compensation expense related to time-based restricted stock units grants at December 31, 2018 amounted to $1.9 million and is expected to be recognized over a weighted average period of 2.2 years.

Performance Stock Units

A summary of the PSUs activity for the years ended December 31, 2018, 2017 and 2016 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
		Grant Date Fair	Contractual Life
	Number of Shares	Value	(in Years)

Unvested - January 1, 2016	1,308,500	$10.98	1.4
Granted	2,134,100	7.23
Vested	(317,833)	(9.58)
Forfeited or Cancelled	(321,400)	(11.89)
Unvested - January 1, 2017	2,803,367	$8.18	2.4
Granted	716,600	3.17
Vested	(701,233)	(10.97)
Forfeited or Cancelled	(773,100)	(7.22)
Unvested - January 1, 2018	2,045,634	$5.83	2.0
Granted	785,000	1.98
Vested	(350,408)	(4.71)
Forfeited or canceled	(260,408)	(7.32)
Unvested - December 31, 2018	2,219,818	$4.47	0.8

During the year ended December 31, 2018, the Company granted 135,000 PSUs to employees pursuant to their employment agreements.  These PSUs had a grant date fair value of $0.3 million, vest over a period of one to two years

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

and require achievement of certain performance metrics within each fiscal year for such PSUs to be earned.  The Company issued 83,250 PSUs to an employee related to this grant.  The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the performance metric was communicated to the employee.  The Company recorded $0.2 million in compensation expense during the year ended December 31, 2018 as operating expenses in the consolidated statements of operations.

During the year ended December 31, 2018, the Company granted 200,000 PSUs to an employee upon their commencement of employment with the Company.  These PSUs had a grant date fair value of $0.4 million, vest over a period of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned.  The Company did not record any compensation expense during the year ended December 31, 2018 as the likelihood of these PSUs being earned was not considered probable.

During the year ended December 31, 2018, the Company granted 200,000 PSUs to an employee upon their commencement of employment with the Company.  These PSUs had a grant date fair value of $0.5 million, vest over a period of two years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned.  The Company did not record any compensation expense during the year ended December 31, 2018 as the likelihood of these PSUs being earned was not considered probable.

During the year ended December 31, 2018, the Company granted 250,000 PSUs to a consultant pursuant to their endorsement agreement.  The PSUs had a grant date fair value of $0.5 million, vest over a period of five years and require achievement of certain sales targets within each fiscal year for such PSUs to be earned.  The Company did not record any compensation expense during the year ended December 31, 2018 as the likelihood of these PSUs being earned was not considered probable.

On February 20, 2018, the Compensation Committee voted to approve, on a discretionary basis, vesting of 208,883 PSUs to employees and consultants previously granted during the years ended December 31, 2016 and 2017 subject to achievement of certain of the Company’s performance metrics within each fiscal year.  The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants.  Total compensation expense related to these PSUs of $0.5 million was recorded as operating expenses in the consolidated statements of operations for the year ended December 31, 2018.

During the year ended December 31, 2017, the Company granted 200,000 PSUs to an employee upon their commencement of employment with the Company. These PSUs had a grant date fair value of $0.7 million and vest over a period of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned. The Company recorded expense related to this award for the year ended December 31, 2018 as part of the discretionary vesting approved by the Compensation Committee on February 20, 2018.  No additional expense was recorded during the year ended December 31, 2018 as the likelihood of these PSUs being earned was not probable. The Company did not record any compensation expense during the year ended December 31, 2017 as the likelihood of these PSUs being earned was not probable.

On July 25, 2017, the Compensation Committee voted to approve, on a discretionary basis, an award of 41,600 PSUs to employees and consultants. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants. The Company recorded expense related to this award for the year ended December 31, 2018 as part of the discretionary vesting approved by the Compensation Committee on February 20, 2018.  No additional expense was recorded during the year ended December 31, 2018 as the likelihood of these PSUs being earned was not probable. The Company did not record any compensation expense during the year ended December 31, 2017 as the likelihood of these PSUs being earned was not probable.

During the year ended December 31, 2017, the Company granted 300,000 PSUs to the Company’s Chief Executive Officer. These PSUs had a grant date fair value of $0.8 million and vest over a period of three years and require

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned. The Company recorded expense related to this award for the year ended December 31, 2018 as part of the discretionary vesting approved by the Compensation Committee on February 20, 2018.  No additional expense was recorded during the year ended December 31, 2018 as the likelihood of these PSUs being earned was not probable. The Company did not record any compensation expense during the year ended December 31, 2017 as the likelihood of these PSUs being earned was not probable.

During the year ended December 31, 2017, the Company granted 175,000 PSUs to the Company’s Chief Executive Officer pursuant to an employment agreement, dated April 3, 2017. These PSUs had a grant date fair value of $0.7 million and vest over a period of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned. The Company recorded $0.2 million in compensation expense during the year ended December 31, 2018 as the performance metrics were achieved pursuant to fiscal year end results. The Company recorded $0.1 million in compensation expense during the year ended December 31, 2018, respectively, as the likelihood of these PSUs being earned was considered probable for the current fiscal year.

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

Total compensation expense related to the PSUs for the years ended December 31, 2018, 2017 and 2016 was $0.9 million, $3.5 million and $4.0 million, respectively.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

NOTE 16 – INCOME TAXES

The provision for (benefit from) income taxes consists of the following:

	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Federal:
Current provision	$-	$-	$(111)
Deferred provision	(1,512)	(131,344)	10,145
	(1,512)	(131,344)	10,034
Foreign:
Current provision	84	134	206
Deferred provision	-	-	-
	84	134	206
State:
Current provision	19	-	(519)
Deferred provision	715	(1,325)	(564)
	734	(1,325)	(1,083)
(Benefit from) provision for income taxes	$(694)	$(132,535)	$9,157

The difference between the provision for (benefit from) income taxes and the expected income tax provision determined by applying the statutory federal and state income tax rates to pre-tax income are as follows:

	For the Year Ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State taxes, net of federal tax benefit	3.4	0.1	0.2
Goodwill impairment	—	(33.9)	—
Non-deductible transaction costs	—	—	0.7
Noncontrolling interest	20.4	0.6	(16.5)
Valuation allowance	(17.9)	29.5	43.2
Nondeductible compensation	(13.9)	(0.1)	2.2
Foreign taxes	(1.2)	(0.1)	1.3
Other	2.4	(0.7)	1.1
Tax Cuts and Jobs Act	—	11.8	—
Change in state tax rates	(2.0)	—	(5.5)
FIN 48 reversal	—	—	(3.7)
	12.2%	42.2%	58.0%

The Tax Cuts and Jobs Act

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”) that instituted fundamental changes to the taxation of multinational corporations. The Tax Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also includes a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction for interest expense. Furthermore, as part of the transition to the new tax system, a one-time transition tax is imposed on a U.S. shareholder’s historical undistributed earnings of foreign affiliates. Although the Tax Act was generally effective as of January 1, 2018, GAAP required recognition of the tax effects of new legislation during the reporting period that included the enactment date, which was December 22, 2017.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

In response to the Tax Act, the U.S. Securities and Exchange Commission (“SEC”) provided guidance by issuing Staff Accounting Bulletin No. 118 (“SAB 118”).  SAB 118 allowed companies to record provisional amounts during a measurement period with respect to the impacts of the Tax Act for which the accounting requirements under ASC Topic 740 are not complete, but a reasonable estimate has been determined.  The measurement period ends when a company has obtained, prepared and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740, but cannot exceed one year.

As of December 31, 2018, the Company has completed the accounting for the effects of the Tax Act and determined that no further adjustments were required.

The components of the Company’s consolidated deferred income tax balances as of December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred income tax assets
Net operating loss carryforwards	$51,042	$54,909
Capital loss carryforwards	4,417	1,885
Intangible assets - finite life	3,261	6,809
Stock-based compensation	439	716
Property and equipment	3,649	3,587
Deferred rent	799	(64)
Credits carryforward	1,281	2,274
Deferred revenue	2,755	2,973
Deferred interest expense	8,644	-
Deferred compensation	1,053	1,772
Other	3,585	1,187
	80,925	76,048
Deferred income tax liability - long-term
Intangible assets - Indefinite-lived	(130,818)	(126,443)
	(130,818)	(126,443)
Less: Valuation Allowance	(17,109)	(17,404)
Net deferred income tax liability - long-term	$(67,002)	$(67,799)

Deferred income taxes arise principally from net operating loss (“NOL”) carryforwards and intangible asset deferred tax assets and liabilities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items and new tax provisions under the Tax Act, primarily the new limitation on interest expense deductions, management determined that enough certainty existed to warrant the release of the valuation allowance recorded against substantially all the Company’s deferred tax assets as of December 31, 2017.  As of December 31, 2018 and 2017, a valuation allowance of $17.1 million and $17.4 million, respectively, has been recognized for deferred income taxes that may not be realized by the Company in future periods. The valuation allowance at December 31, 2018 primarily relates to state net operating losses and capital loss carryforwards.

The Company has federal NOLs available to carryforward to future periods of $188.9 million as of December 31, 2018 which begin expiring in 2024. The Company has state NOLs available to carryforward to future periods of $208.2 million as of December 31, 2018 which begin expiring in 2019. The Company has foreign tax credits available to carryforward to future periods of $0.6 million as of December 31, 2018 which began expiring in 2019. The Company has

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

experienced several changes of ownership under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which places various limitations on the NOLs. The limitations on NOLs are based upon a formula provided under Section 382 of the Code that is based on the fair market value of the Company and prevailing interest rates at the time of the ownership change. An “ownership change” is generally a 50% increase in ownership over a three-year period by stockholders who directly or indirectly own at least five percent of a company’s stock. The limitations on the use of the NOLs under Section 382 could affect the Company’s ability to offset future taxable income.

The Company currently files U.S. federal tax returns and various state tax returns. Tax years that remain open for assessment for federal and state purposes include years ended December 31, 2015 through December 31, 2018.

The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision. The Company has no unrecognized tax benefits at December 31, 2018 and 2017.

NOTE 17 – RELATED PARTY TRANSACTIONS

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

The Company paid TCP $0.7 million, $0.9 million, and $0.9 million for services under the Amended TCP Agreement during the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are included in operating expenses in the Company’s consolidated financial statements. At December 31, 2018, there was $0.2 million due to TCP for services. At December 31, 2017, there were no amounts due to TCP for services. In connection with the consummation of the acquisition of MSLO, a $2.5 million transaction fee was paid to TCP during the year ended December 31, 2016.

Additionally, in July 2013, the Company entered into a consulting arrangement with an employee of TCP (the “TCP Employee”), pursuant to which the TCP Employee provides legal and other consulting services at the request of the Company from time to time. The TCP Employee was also issued 125,000 shares of restricted stock, vesting over a four-year period and 180,000 PSUs, vesting over three years in increments of 20% for 2014, 20% for 2015 and 60% for 2016. During the year ended December 31, 2016, the TCP employee was granted 200,000 PSUs, vesting over three years in increments of 33.3% for 2017, 33.3% for 2018 and 33.4% for 2019. During the year ended December 31, 2018, the TCP employee was granted 150,000 shares of time-based restricted stock units, vesting over a three year period and 300,000 shares of time-based restricted stock units, vesting over a three year period with 25% vesting immediately.  The Company paid the TCP Employee $0.3 million, $0.3 million and $0.4 million for services under the consulting arrangement during the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are included in operating expenses in

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

the Company’s consolidated financial statements. At December 31, 2018, less than $0.1 million was due to the TCP Employee. At December 31, 2017, there were no amounts due to the TCP Employee.

Transactions with Tommie Copper, Inc.

The Company entered into an agreement with Tommie Copper, Inc. (“TCI”), an affiliate of TCP, under which the Company received a vendor placement fee for facilitating certain distribution arrangements.  The Company recorded $3.1 million of revenue for the year ended December 31, 2018.  During the year ended December 31, 2018, the Company recorded non-cash interest income of $0.1 million related to the accretion of the present value of this fee.  At December 31, 2018, the Company recorded a current receivable of $1.0 million from TCI in other current assets and a long-term receivable of $2.1 million from TCI in other assets in the consolidated balance sheets.

Transactions with E.S. Originals, Inc.

A division president of the Company maintains a passive ownership interest in one of the Company’s licensees, E.S. Originals, Inc. (“ESO”). The Company receives royalties from ESO under license agreements for certain of the Company’s brands in the footwear category. The Company recorded $8.4 million, $18.1 million and $17.0 million of revenue for the years ended December 31, 2018, 2017 and 2016, respectively, for royalties, commissions and advertising revenue earned from ESO license agreements. At December 31, 2018 and 2017, the Company had $6.2 million and $8.0 million recorded as accounts receivable from ESO in the consolidated balance sheets, respectively.

The Company entered into an agreement with ESO under which the Company received a sales commission.  The Company recorded $3.0 million of revenue for the year ended December 31, 2018.  At December 31, 2018, the Company had $0.9 million recorded as accounts receivable from ESO and $1.2 million recorded as a long-term receivable in other assets in the consolidated balance sheets.

In addition, the Company entered into a license-back agreement with ESO under which the Company reacquired the rights to certain international territories in order to re-license these rights to an unrelated party. The Company recorded approximately $0.3 million in license-back expense for the year ended December 31, 2018.

Transactions with Centric Brands Inc. (f/k/a Differential Brands Group, Inc.)

During the fourth quarter of 2018, Centric Brands, Inc. (“Centric”) acquired a significant portion of Global Brands Group Holding Limited’s (“GBG”) North American licensing business.  The Company entered into an agreement with Centric, an affiliate of TCP, under which the Company received a rights transfer fee of $4.0  million related to the Joe’s license.  Additionally, during the fourth quarter of 2018 the Company recorded approximately $1.2 million for royalty revenue earned from the Centric license agreement.  At December 31, 2018, the Company had $0.8 million recorded as accounts receivable from Centric in the consolidated balance sheets.

Acquisition of FUL

On November 17, 2014, the Company made a strategic investment in FUL IP. FUL IP is a collaborative investment between the Company and JALP. FUL IP was formed for the purpose of licensing the FUL trademark to third parties in connection with the manufacturing, distribution, marketing and sale of FUL branded bags, backpacks, duffels, luggage and apparel accessories. JALP contributed the FUL trademark with a fair value of $8.9 million. In exchange for a 50.5% economic interest in FUL IP the Company paid JALP $4.5 million. JALP’s minority member interest in FUL IP has been reflected as noncontrolling interest on the Company’s consolidated balance sheets. One of the Company’s directors, Mr. Al Gossett, has a partial ownership interest in JALP. There was $0.7 million and $2.2 million of noncontrolling interest loss recorded during the years ended December 31, 2018 and 2017, respectively. No noncontrolling interest was recorded during the years ended December 31, 2016.  The Company sold the FUL trademark during the year ended December 31, 2018.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

Investment in Equity Securities

As further discussed in Note 2, in September 2015, the Company purchased equity securities of an unaffiliated third-party publicly traded company from Tengram Capital Partners, L.P., which is an affiliate of Tengram Capital Partners Gen2 Fund, L.P., one of the Company’s largest stockholders, for an aggregate purchase price of $12.0 million (plus related transaction expenses), which was the purchase price paid by Tengram Capital Partners, L.P. upon the acquisition of such equity securities in open market transactions. The Company did not pay a fee or any compensation to Tengram Capital Partners, L.P. in connection with the Company’s investment in the equity securities. During the year ended December 31, 2017, the Company sold its equity securities for $5.8 million.

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

The Intangible Asset Agreement has an initial term commencing at December 4, 2015 and ending on December 31, 2020, provided that the term will automatically be renewed for five additional calendar years ending December 31, 2025 (subject to earlier termination as provided in the employment agreement) if either the aggregate gross licensing revenues (as defined in the employment agreement) for calendar years 2018 through 2020 exceed $195 million or the gross licensing revenues for calendar year 2020 equal or exceed $65 million. During the term of the Intangible Asset Agreement with the Company, Lifestyle Research Center LLC will be entitled to receive a guaranteed annual payment of $1.7 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company plus reimbursable expenses. The Company has paid Lifestyle Research Center LLC $2.1 million and $3.3 million in connection with the guaranteed payment and other related services during the years ended December 31, 2018 and 2017, respectively.

During the term of the IP License Agreement with the Company, Ms. Stewart will be entitled to receive a guaranteed annual payment of $1.3 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company. During each year ended December 31, 2018 and 2017, the Company made payments of $1.3 million to Ms. Stewart in connection with the terms of the IP Licenses Agreement. The IP License Agreement is perpetual.

During the years ended December 31, 2018, 2017 and 2016, the Company expensed non-cash interest of $0.4 million, $0.6 million and $0.8 million, respectively, related to the accretion of the present value of these guaranteed contractual payments. At December 31, 2018, there was $3.9 million due under the IP Agreements of which $2.8 million is recorded in accounts payable and accrued expenses and $1.1 million is recorded in other long-term liabilities. At December 31, 2017, there was $6.4 million due under the IP Agreements of which $2.8 million is recorded in accounts payable and accrued expenses and $3.6 million is recorded in other long-term liabilities.

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
DECEMBER 31, 2018, 2017 AND 2016

reasonable expenses incident to such registrations generally are required to be borne by the Company. The Registration Rights Agreement became effective on December 4, 2015.

NOTE 18 – PROFIT SHARING PLAN

The Company has established a 401(k) profit-sharing plan for the benefit of eligible employees. The Company may make contributions to the plan as determined by the BOD. The Company accrued a matching contribution, net of forfeitures, of $0.1 million, $0.5 million and $0.5 million for the years ended December 31, 2018, 2017, and 2016, respectively.

NOTE 19 – RESTRUCTURING

The Company did not incur restructuring charges during the years ended December 31, 2018 and 2017.

During the year ended December 31, 2016, the Company recorded $3.2 million of restructuring charges in connection with headcount reductions and lease termination costs. The charges incurred during the year ended December 31, 2016 consisted of $1.7 million of severance and related benefits associated with headcount reductions, $0.8 million of professional fees, $0.3 million in contract termination fees and $0.4 million of leasehold improvement write-offs due to moving the corporate headquarters. These charges are included in operating expenses in the 2016 consolidated statement of operations.

On a cumulative basis, the Company has recorded $11.9 million of restructuring charges in connection with the acquisition of MSLO, headcount reductions and contract termination costs. The associated employee headcount reductions in connection with the reduction in workforce since inception were 65 employees. All restructuring charges incurred are included in operating expenses in the 2016 consolidated statement of operations.

There is no restructuring accrual as of December 31, 2018. The Company has paid $10.5 million in cash related to these initiatives as of December 31, 2018.  Changes in the restructuring accruals during fiscal 2017 were as follows:

	Contract
	Termination Costs	Total Accrual
	(in thousands)
Balance at January 1, 2017	$1,500	$1,500
Charges to expense	—	—
Amounts paid	(1,500)	(1,500)
Balance at December 31, 2017	$—	$—

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

NOTE 20 – QUARTERLY DATA (UNAUDITED)

Unaudited quarterly consolidated financial information for 2018 and 2017 is summarized as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(in thousands, except per share data)
2018
Net revenue	$38,104	$42,207	$40,771	$48,874	$169,956
Income (loss) from operations	14,912	21,783	(643)	21,121	57,173
(Loss) income before income taxes	(345)	6,105	(16,247)	4,815	(5,672)
Net (loss) income	(304)	4,689	(8,034)	(1,329)	(4,978)
Net income attributable to noncontrolling interests	(1,960)	(1,102)	(1,581)	(863)	(5,506)
Net (loss) income attributable to Sequential Brands Group, Inc. and Subsidiaries	(2,264)	3,587	(9,615)	(2,192)	(10,484)
Basic (loss) earnings per share:
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$(0.04)	$0.06	$(0.15)	$(0.03)
Diluted (loss) earnings per share:
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$(0.04)	$0.06	$(0.15)	$(0.03)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (1)	Full Year
	(in thousands, except per share data)
2017
Net revenue	$39,400	$42,144	$39,025	$46,895	$167,464
Income (loss) from operations	15,992	24,244	(13,551)	(279,292)	(252,607)
Income (loss) before income taxes	1,540	7,566	(28,574)	(294,613)	(314,081)
Net income (loss)	955	4,451	(24,732)	(162,220)	(181,546)
Net (income) loss attributable to noncontrolling interests	(2,135)	(1,921)	552	(668)	(4,172)
Net (loss) income attributable to Sequential Brands Group, Inc. and Subsidiaries	(1,180)	2,530	(24,180)	(162,888)	(185,718)
Basic (loss) earnings per share:
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$(0.02)	$0.04	$(0.38)	$(2.58)
Diluted (loss) earnings per share:
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$(0.02)	$0.04	$(0.38)	$(2.58)

(1) During the fourth quarter of 2017, the Company recorded a non-cash positive benefit of $132.4 million due to tax reform impact and non-cash impairment charges of $304.1 million related to the Company’s goodwill.

Schedule II – Valuation and Qualifying Accounts

Sequential Brands Group, Inc.

(in thousands)

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at End
Description	Period	Expenses	Deductions	of Period
Reserves and allowance deducted from asset accounts:
Accounts receivable (a):
Year Ended December 31, 2018	$577	$1,618	$(103)	$2,092
Year Ended December 31, 2017	$221	$689	$(333)	$577
Year Ended December 31, 2016	$271	$475	$(525)	$221

Valuation allowance on deferred tax assets (b):
Year Ended December 31, 2018	$17,404	$-	$(295)	$17,109
Year Ended December 31, 2017	$110,829	$-	$(93,425)	$17,404
Year Ended December 31, 2016	$104,182	$6,647	$-	$110,829

(a)	These amounts include reserves for doubtful accounts.
(b)	Changes are recognized in the provision for (benefit from) income taxes.