Form 10-Q
period 2019-03-31
Sequential Brands Group, Inc.
filed 2019-05-10
CIK 1648428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ◻ Accelerated filer ☒

Non-accelerated filer ◻	Smaller reporting company ◻	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ◻ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common stock, par value $0.01 per share	SQBG	NASDAQ Capital Market

As of May 2, 2019, the registrant had 64,653,294 shares of common stock, par value $0.01 per share, outstanding.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

Forward-Looking Statements

This quarterly report on Form 10‑Q (this “Quarterly Report”), including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We use words such as “future,” “seek,” “could,” “can,” “predict,” “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to the following: (i) risks and uncertainties discussed in the reports that the Company has filed with the Securities and Exchange Commission (the “SEC”); (ii) general economic, market or business conditions; (iii) the Company’s ability to identify suitable targets for acquisitions and to obtain financing for such acquisitions on commercially reasonable terms; (iv) the Company’s ability to timely achieve the anticipated results of recent acquisitions and any potential future acquisitions; (v) the Company’s ability to successfully integrate acquisitions into its ongoing business; (vi) the potential impact of the consummation of recent acquisitions or any potential future acquisitions on the Company’s relationships, including with employees, licensees, customers and competitors; (vii) the Company’s ability to achieve and/or manage growth and to meet target metrics associated with such growth; (viii) the Company’s ability to successfully attract new brands and to identify suitable licensees for its existing and newly acquired brands; (ix) the Company’s substantial level of indebtedness, including the possibility that such indebtedness and related restrictive covenants may adversely affect the Company’s future cash flows, results of operations and financial condition and decrease its operating flexibility; (x) the Company’s ability to achieve its guidance; (xi) continued market acceptance of the Company’s brands; (xii) changes in the Company’s competitive position or competitive actions by other companies; (xiii) licensees’ ability to fulfill their financial obligations to the Company; (xiv) concentrations of the Company’s licensing revenues with a limited number of licensees and retail partners; (xv) risks that the Martha sale may not be completed; (xvi) risks related to the effects of the Martha sale and (xvii) other circumstances beyond the Company’s control.

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

Where You Can Find Other Information

Our corporate website address is www.sequentialbrandsgroup.com. The information contained on our website is not part of this Quarterly Report. We file our annual, quarterly and current reports and other information with the SEC. These reports, and any amendments to these reports, are made available on our website and can be viewed and downloaded free of charge as soon as reasonably practicable after such reports are filed with or furnished to the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1‑800‑SEC‑0330. In addition, the SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, which is available at www.sec.gov.

Unless otherwise noted, references in this Quarterly Report to the “Sequential Brands Group,” “Company,” “our Company,” “we,” “us,” “our” or similar pronouns refer to Sequential Brands Group, Inc. and its subsidiaries. References to other companies may include their trademarks, which are the property of their respective owners.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)	(Note 2)
Assets
Current Assets:
Cash	$14,925	$14,106
Restricted cash	2,036	2,032
Accounts receivable, net	56,465	66,202
Prepaid expenses and other current assets	9,290	11,224
Total current assets	82,716	93,564

Property and equipment, net	8,528	8,971
Intangible assets, net	803,194	964,911
Right-of-use assets - operating leases	49,317	-
Other assets	12,953	11,222
Total assets	$956,708	$1,078,668

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$21,844	$23,527
Current portion of long-term debt	28,300	28,300
Current portion of deferred revenue	12,013	11,695
Current portion of lease liabilities - operating leases	2,761	-
Total current liabilities	64,918	63,522

Long-term debt, net of current portion	576,737	582,487
Long-term deferred revenue, net of current portion	7,319	8,224
Deferred income taxes	27,914	67,002
Lease liabilities - operating leases	53,623	-
Other long-term liabilities	7,376	12,789
Total liabilities	737,887	734,024

Commitments and Contingencies

Equity:
Preferred stock Series A, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at March 31, 2019 and 2018	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized; 66,447,913 and 65,990,179 shares issued at March 31, 2019 and December 31, 2018, respectively, and 64,650,477 and 64,327,582 shares outstanding at March 31, 2019 and December 31, 2018, respectively	662	657
Additional paid-in capital	514,485	513,764
Accumulated other comprehensive loss	(3,034)	(1,554)
Accumulated deficit	(360,068)	(234,723)
Treasury stock, at cost; 1,797,436 and 1,662,597 shares at March 31, 2019 and December 31, 2018, respectively	(4,396)	(4,226)
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	147,649	273,918
Noncontrolling interests	71,172	70,726
Total equity	218,821	344,644
Total liabilities and equity	$956,708	$1,078,668

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018

Net revenue	$36,913	$38,104
Operating expenses	22,770	18,050
Impairment charges	161,224	-
Loss on asset held for sale	-	5,142
(Loss) income from operations	(147,081)	14,912
Other income	(300)	(135)
Interest expense, net	15,654	15,392
Loss before income taxes	(162,435)	(345)
Benefit from income taxes	(38,629)	(41)
Net loss	(123,806)	(304)
Net income attributable to noncontrolling interests	(1,539)	(1,960)
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(125,345)	$(2,264)

Loss per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic and diluted	$(1.95)	$(0.04)

Weighted-average common shares outstanding:
Basic and diluted	64,221,687	63,232,138

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except share data)

										Total
										Sequential
										Brands
										Group, Inc.
						Accumulated				and
					Additional	Other				Subsidiaries
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity	Interests	Equity
Balance at January 1, 2018	—	$—	63,652,721	$635	$508,444	$80	$(225,369)	(424,994)	$(1,799)	$281,991	$71,547	$353,538
Cumulative effect of revenue recognition accounting change	—	—	—	—	—	—	1,130	—	—	1,130	355	1,485
Stock-based compensation	—	—	452,929	2	1,343	—	—	—	—	1,345	—	1,345
Shares issued under stock incentive plan	—	—	843,486	8	1,492	—	—	—	—	1,500	—	1,500
Unrealized gain on interest rate caps, net of tax	—	—	—	—	—	679	—	—	—	679	—	679
Repurchase of common stock	—	—	—	—	—	—	—	(986,858)	(1,919)	(1,919)	—	(1,919)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	(1,244)	(1,244)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	1,960	1,960
Net loss attributable to common stockholders	—	—	—	—	—	—	(2,264)	—	—	(2,264)	—	(2,264)
Balance at March 31, 2018	—	$—	64,949,136	$645	$511,279	$759	$(226,503)	(1,411,852)	$(3,718)	$282,462	$72,618	$355,080

Balance at January 1, 2019	—	$—	65,990,179	$657	$513,764	$(1,554)	$(234,723)	(1,662,597)	$(4,226)	$273,918	$70,726	$344,644
Stock-based compensation	—	—	457,734	5	721	—	—	—	—	726	—	726
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	(1,480)	—	—	—	(1,480)	—	(1,480)
Repurchase of common stock	—	—	—	—	—	—	—	(134,839)	(170)	(170)	—	(170)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	(1,093)	(1,093)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	1,539	1,539
Net loss attributable to common stockholders	—	—	—	—	—	—	(125,345)	—	—	(125,345)	—	(125,345)
Balance at March 31, 2019	—	$—	66,447,913	$662	$514,485	$(3,034)	$(360,068)	(1,797,436)	$(4,396)	$147,649	$71,172	$218,821

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities
Net loss	$(123,806)	$(304)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debts	80	-
Depreciation and amortization	1,011	906
Stock-based compensation	726	2,845
Amortization of deferred financing costs	1,325	944
Impairment charges	161,224	-
Gain on equity securities	328	-
Amortization of operating leases	1,544	-
Loss on sale of assets	-	5,142
Deferred income taxes	(39,088)	(53)
Changes in operating assets and liabilities:
Accounts receivable	9,657	10,528
Prepaid expenses and other assets	246	(1,231)
Accounts payable and accrued expenses	(1,683)	(2,165)
Deferred revenue	(587)	(154)
Other liabilities	(1,416)	1,202
Cash provided by operating activities	9,561	17,660

Cash flows from investing activities
Investments in intangible assets, including registration and renewal costs	(42)	(47)
Purchases of property and equipment	(33)	(1,792)
Cash used in investing activities	(75)	(1,839)

Cash flows from financing activities
Payment of long-term debt	(7,075)	(7,075)
Guaranteed payments in connection with acquisitions	(325)	(650)
Repurchases of common stock	(170)	(1,919)
Noncontrolling interest distributions	(1,093)	(1,244)
Cash used in financing activities	(8,663)	(10,888)

Cash and restricted cash:
Net increase in cash and restricted cash	823	4,933
Balance — Beginning of period	16,138	20,433
Balance — End of period	$16,961	$25,366

Reconciliation to amounts on condensed consolidated balance sheets
Cash	14,925	23,337
Restricted Cash	2,036	2,029
Total cash and restricted cash	$16,961	$25,366

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$14,420	$14,513
Taxes	$2	$-

Non-cash investing and financing activities
Accrued purchases of property and equipment at period end	$-	$1,114
Unrealized gain on interest rate cap, net during the period	$-	$679
Unrealized loss on interest rate swaps, net during the period	$(1,480)	$-

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(UNAUDITED)

1.           Organization and Nature of Operations

Overview

Sequential Brands Group, Inc. (the “Company”) owns a portfolio of consumer brands in the fashion, active and home categories. The Company aims to maximize the strategic value of its brands by promoting, marketing and licensing its global brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories. The Company’s core strategy is to enhance and monetize the global reach of its existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify its portfolio of brands. The Company licenses brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of March 31, 2019, the Company had approximately one-hundred forty licensees, with wholesale licensees comprising a significant majority.  Refer to Note 11 for discussion regarding the sale of Martha Stewart Living Omnimedia, Inc. (“MSLO”) subsequent to March 31, 2019.

2.           Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to Form 10‑Q  and Rule 10‑01 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations or cash flows. It is the Company’s opinion, however, that the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018, as filed with the SEC on March 14, 2019, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2018, 2017 and 2016. The financial information as of December 31, 2018 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), which became effective for the Company as of January 1, 2018.  ASC 606 requires a five-step approach to determine the appropriate method of revenue recognition for each contractual arrangement:

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

March 31, 2019

(UNAUDITED)

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

The Company entered into a transaction with a media company for which it receives advertising credits as part of the consideration exchanged. These transactions are recorded at the estimated fair value of the advertising credits received, as their fair value is deemed more readily determinable than the fair value of the trademark licensing right provided by the Company, in accordance with ASC 845, Nonmonetary Transactions. The fair value of the advertising credits are recorded as revenue and in other assets when earned, and expensed when the advertising credits are utilized.  No revenue was recorded for the three months ended March 31, 2019 and 2018 related to the advertising credits. The Company recorded $0.9 million and less than $0.1 million of expense related to the advertising credits utilized for the three months ended March 31, 2019 and 2018, respectively.

Restricted Cash

Restricted cash consists of cash deposited with a financial institution required as collateral for the Company’s cash-collateralized letter of credit facilities.

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees and other customers and its evaluation of their creditworthiness, payment history and account aging. Accounts receivable balances deemed to be uncollectible are written off after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $1.8 million and $2.1 million as of March 31, 2019 and December 31, 2018, respectively.

The Company’s accounts receivable, net amounted to $56.5 million and $66.2 million as of March 31, 2019 and December 31, 2018, respectively. Two licensees accounted for approximately 35% (22% and 13%) of the Company’s total consolidated accounts receivable balance as of March 31, 2019 and three licensees accounted for approximately 44% (19%, 13% and 12%) of the Company’s total consolidated accounts receivable balance as of December 31, 2018. The Company does not believe the accounts receivable balance from these licensees represents a significant collection risk based on past collection experience.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(UNAUDITED)

Investments

The Company accounts for equity securities under ASC 321, Investments – Equity Securities (“ASC 321”). Such securities are reported at fair value in the consolidated balance sheets and, at the time of purchase, are reported in the consolidated statements of cash flows as an investing activity. Gains and losses on equity securities are recognized through net loss.  The Company recognized a gain on its equity securities of $0.3 million recorded in other income on the condensed consolidated statement of operations for the three months ended March 31, 2019.

Equity Method Investment

For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation, the Company uses the equity method of accounting. On July 1, 2016, the Company acquired a 49.9% noncontrolling interest in Gaiam Pty. Ltd. in connection with its acquisition of Gaiam Brand Holdco, LLC, which is included in other assets in the condensed consolidated balance sheets. The Company’s share of earnings from its equity method investee, which was not material for the three months ended March 31, 2019 and 2018, is included in other income in the unaudited condensed consolidated statements of operations.

The Company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investment may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other-than-temporary.

Intangible Assets

On an annual basis (October 1st) and as needed, the Company tests indefinite lived trademarks for impairment through the use of discounted cash flow models. Assumptions used in our discounted cash flow models include: (i) discount rates; (ii) projected average revenue growth rates; and (iii) projected long-term growth rates. Our estimates also factor in economic conditions and expectations of management, which may change in the future based on period-specific facts and circumstances.  Other intangibles with determinable lives, including certain trademarks, customer agreements and patents, are evaluated for the possibility of impairment when certain indicators are present, and are otherwise amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 2 to 15 years).

During the quarter ended March 31, 2019, the Company recorded non-cash impairment charges of $161.2 million for indefinite-lived intangible assets related to the Martha Stewart and Emeril trademarks.  The impairments arose as a result of the sale process for the Martha Stewart and Emeril Lagasse brands (as discussed in Note 11) due to the difference in the fair value as indicated by the sales price as compared to the carrying values of the intangible assets included in the transaction.  The sale of the Martha Stewart and Emeril Lagasse brands was approved by the Board of Directors on April 15, 2019, to allow the Company to achieve one of its top priorities in significantly reducing its debt.  Going forward the Company’s strategy is to focus on higher margin brands that are well suited for growing health, wellness and beauty categories. These charges are included in impairment charges in the unaudited condensed consolidated statements of operations.  See Note 3, Note 6 and Note 11 for further information.

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

March 31, 2019

(UNAUDITED)

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

Fair value for stock options and warrants is calculated using the Black-Scholes valuation model and is expensed on a straight-line basis over the requisite service period of the grant. Compensation cost is reduced for forfeitures as they occur in accordance with ASU 2016‑09 Simplifying the Accounting for Share-Based Payments (“ASU 2016‑09”).

The Company adopted ASU No. 2018-07 Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) as of January 1, 2019 on a modified retrospective basis.  In accordance with ASU 2018-07, the Company recognizes compensation cost for grants to non-employees on a straight-line basis over the period of the grant.  Prior periods have not been restated and were accounted for under the previous method where at each reporting period prior to the lapse of restrictions on warrants, time-based restricted stock and PSUs granted to non-employees, the Company remeasured the aggregate compensation cost of such grants using the Company’s fair value at the end of such reporting period and revised the straight-line recognition of compensation cost in line with such remeasured amount.

Leases

The Company has operating leases for certain properties for its offices and showrooms and for copiers. The Company adopted ASU No. 2016-02 Leases (“ASU 2016-02” or “ASC 842”) as of January 1, 2019 using the modified retrospective method as of the period of adoption.  The Company elected the package of practical expedients upon transition where the Company did not reassess the lease classification and initial direct costs for leases that existed prior to adoption.  Additionally, the Company did not reassess contracts entered into prior to adoption to determine whether the arrangement was or contained a lease.  In accordance with ASU 2016-02, for leases over twelve months the Company records a right-of-use asset and a lease liability representing the present value of future lease payments.  Rent expense is recognized on a straight-line basis over the term of the lease.  See Note 5 for further information.

Income Taxes

Current income taxes are based on the respective periods’ taxable income for federal, foreign and state income tax reporting purposes. Deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using statutory tax rates in effect for the year in which the differences are expected to reverse. In accordance with ASU No. 2015‑17 Balance Sheet Classification of Deferred Taxes, all deferred income taxes are reported and classified as non-current. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

March 31, 2019

(UNAUDITED)

tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2015 through December 31, 2018.

Earnings Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to Sequential Brands Group, Inc. and Subsidiaries by the weighted-average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the reporting period, including stock options, PSUs and warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive. Basic weighted-average common shares outstanding is equivalent to diluted weighted-average common shares outstanding for the quarters ended March 31, 2019 and 2018.

The computation of diluted EPS for the three months ended March 31, 2019 and 2018 would exclude the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Unvested restricted stock	492,619	502,283

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash, restricted cash and accounts receivable. Cash is held to meet working capital needs and future acquisitions. Restricted cash is pledged as collateral for a comparable amount of irrevocable standby letters of credit for certain of the Company’s leased properties. Substantially all of the Company’s cash and restricted cash are deposited with high quality financial institutions. At times, however, such cash and restricted cash may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts as of March 31, 2019.

Concentration of credit risk with respect to accounts receivable is minimal due to the collection history. The Company performs periodic credit evaluations of its customers’ financial condition. The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable.

Customer Concentrations

The Company recorded net revenues of $36.9 million and $38.1 million during the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, three licensees represented at least 10% of net revenue, accounting for 12%, 11% and 10% of the Company’s net revenue. During the three months ended March 31, 2018, two licensees represented at least 10% of net revenue, accounting for 11% and 10% of the Company’s net revenue.

Loss Contingencies

The Company recognizes contingent losses that are both probable and estimable. In this context, probable means circumstances under which events are likely to occur. The Company records legal costs pertaining to contingencies as incurred.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(UNAUDITED)

Noncontrolling Interest

Noncontrolling interest recorded for the three months ended March 31, 2019 and 2018 represents income allocations to Elan Polo International, Inc., a member of DVS Footwear International, LLC and With You, Inc., a member of With You LLC (the partnership between the Company and Jessica Simpson).

Reportable Segment

An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker (the “CODM”) to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. The Company’s CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has determined that it has a single operating and reportable segment. In addition, the Company has no foreign offices or any assets in foreign locations. The majority of the Company’s operations consist of a single revenue stream, which is the licensing of its trademark portfolio, with additional revenues derived from television, book, and certain commissions.

New Accounting Pronouncements

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

March 31, 2019

(UNAUDITED)

3.           Fair Value Measurement of Financial Instruments

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(UNAUDITED)

During the three months ended March 31, 2019, the Company recorded non-cash impairment charges of $161.2 million for indefinite-lived intangible assets related to the Martha Stewart and Emeril trademarks.  The impairments arose during the sale process for the Martha Stewart and Emeril Lagasse brands (as discussed in Notes 6 and 12) due to the difference in the fair value as indicated by the sales price as compared to the carrying values of the intangible assets included in the transaction.  The sale of the Martha Stewart and Emeril Lagasse brands was approved by the Board of Directors on April 15, 2019, to allow the Company to achieve one of its top priorities in significantly reducing its debt.  Going forward the Company’s strategy is to focus on higher margin brands that are well suited for growing health, wellness and beauty categories.  The following table shows the change in indefinite-lived intangible assets for the three months ended March 31, 2019 (in thousands):

Balance at January 1, 2019	$954,929
Additions	28
Impairment charges	(161,224)
Balance at March 31, 2019	$793,733

As of March 31, 2019 and December 31, 2018, there were no assets or liabilities that are required to be measured at fair value on a recurring basis, except for interest rate swaps and Legacy Payments (as defined below) to Ms. Martha Stewart. The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at March 31, 2019 and December 31, 2018:

		Carrying Value		Fair Value
Financial Instrument	Level	3/31/2019	12/31/2018	3/31/2019	12/31/2018
	(in thousands)
Equity securities	1	$955	$627	$955	$627
Interest rate swaps - liability	2	$3,941	$2,019	$3,941	$2,019
Term loans	2	$512,775	$519,850	$509,034	$515,742
Revolving loan	2	$115,000	$115,000	$114,855	$114,827
Legacy Payments	3	$2,629	$2,553	$2,629	$2,553

The carrying amounts of the Company’s cash, restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.

In December 2018, the Company entered into interest rate swap agreements related to its term loans (the “2018 Swap Agreements”) with certain financial institutions.  The Company recorded its interest rates swaps in accounts payable and accrued expenses and other long-term liabilities on the condensed consolidated balance sheets at fair value using Level 2 inputs.  The 2018 Swap Agreements have a $300 million notional value and $150 million matures on December 31, 2021 and $150 million matures on January 4, 2022.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(UNAUDITED)

The components of the 2018 Swap Agreements as of March 31, 2019 are as follows:

	Notional Value	Derivative Asset	Derivative Liability
	(in thousands)
LIBOR based loans	$300,000	$—	$3,941

For purposes of this fair value disclosure, the Company based its fair value estimate for the 2016 Term Loans and 2016 Revolving Loan (each, as defined in Note 7 – both under and prior to the amendment) on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the loan agreements based on interest rates as of March 31, 2019 and December 31, 2018 for debt with similar risk characteristics and maturities.

In connection with the acquisition of MSLO, beginning with calendar years commencing on or after January 1, 2026, the Company will pay Ms. Stewart three and one-half percent (3.5%) of Gross Licensing Revenues (as defined in Ms. Stewart’s employment agreement) for each such calendar year for the remainder of Ms. Stewart’s life (with a minimum of five (5) years of payments, to be made to Ms. Stewart’s estate if Ms. Stewart dies before December 31, 2030) (the “Legacy Payments”). The Company recorded $0.1 million and less than $0.1 million of accretion during the three months ended March 31, 2019 and 2018, respectively, related to the Legacy Payments and recorded the expense within interest expense, net in the unaudited condensed consolidated statements of operations.  Refer to Note 11 for discussion regarding the sale of MSLO subsequent to March 31, 2019.

4.           Revenues

The Company has entered into various license agreements that provide revenues in exchange for use of the Company’s IP. Licensing agreements are the Company’s primary source of revenue. The Company also derives revenue from other sources such as editorial content for books, television sponsorships, commissions and vendor placement commissions.

Disaggregated Revenue

The following table presents revenue disaggregated by source:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Licensing agreements	$35,162	$37,527
Other	1,751	577
Total	$36,913	$38,104

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(UNAUDITED)

The below table summarizes the Company’s contract assets and contract liabilities:

	March 31,	December 31,
	2019	2018
	(in thousands)
Contract assets	$3,458	$3,167
Contract liabilities	4,483	4,999

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

The below table summarizes amounts related to future performance obligations under fixed contractual arrangements as of March 31, 2019 and the periods in which they are expected to be earned and recognized as revenue:

	2019	2020	2021	2022	2023	Thereafter
Future Performance Obligations	$62,671	$64,610	$48,925	$23,577	$18,888	$16,464

The Company does not disclose the amount attributable to unsatisfied or partially satisfied performance obligations for variable revenue contracts in accordance with the optional exemption allowed for under ASC 606. The Company has categorized certain contracts as variable when there is a history and future expectation of exceeding guaranteed minimum royalties.

5.           Leases

The Company has operating leases for certain properties for its offices and showrooms and for copiers. The Company adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective method as of the period of adoption.  The Company elected the package of practical expedients upon transition where the Company did not reassess the lease classification and initial direct costs for leases that existed prior to adoption.  Additionally, the Company did not reassess contracts entered into prior to adoption to determine whether the arrangement was or contained a lease.  At January 1, 2019, the Company did not have any leases that had not yet commenced.  The Company also elected the practical expedient to not recognize right-of-use assets or lease liabilities for leases with a term of twelve months or less.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(UNAUDITED)

The Company determines if an arrangement contains a lease and the lease term at contract inception based on the terms of each arrangement.  The Company’s operating leases contain options to extend and early termination options.  The Company will evaluate the terms on a lease-by-lease basis and include options to extend or early termination options when it is reasonably certain that the Company will exercise the option.  For arrangements that are identified as leases and are over twelve months the Company records a right-of-use (“ROU”) asset and a lease liability representing the present value of future lease payments.  Under ASC 842, the present value of future lease payments must be discounted by using the interest rate implicit in the lease, or if not readily determinable, its incremental borrowing rate.  The Company used an average cost of debt of 6.76% as the discount rate for the leases as it is representative of the interest rate that would be charged to borrow an amount equal to the lease payments on a fully collateralized basis.

The operating lease assets and liabilities recorded on the balance sheet as of March 31, 2019 are summarized as follows:

		March 31,
	Classification on Balance Sheet	2019
Assets		(in thousands)
Non-current	Right-of-use assets - operating leases	$49,317

Liabilities
Current	Current portion of lease liabilities - operating leases	$2,761
Non-current	Lease liabilities - operating leases	53,623
Total operating lease liabilities		$56,384

Weighted average remaining lease term (in years)		14.1

Rent expense is recognized on a straight-line basis over the term of the lease.  Rent expense for operating leases was $1.6 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively.  Sublease income was immaterial for each of the three months ended March 31, 2019 and 2018.

As of March 31, 2019, the maturities of the Company’s lease liabilities were as follows (in thousands):

Operating Leases
2019 (remaining nine months)	$4,864
2020	6,404
2021	6,247
2022	6,262
2023	6,277
Thereafter	58,320
Total minimum lease payments	88,374
Less: imputed interest	31,990
Lease liabilities	$56,384

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(UNAUDITED)

6.           Intangible Assets

Intangible assets are summarized as follows:

		Gross
	Useful Lives	Carrying	Accumulated	Net Carrying
March 31, 2019	(Years)	Amount	Amortization	Amount
		(in thousands)
Finite-lived intangible assets:
Trademarks	5 - 15	$12,452	$(3,144)	$9,308
Customer agreements	4	2,832	(2,717)	115
Patents	10	361	(323)	38
		$15,645	$(6,184)	9,461
Indefinite-lived intangible assets:
Trademarks				793,733
Intangible assets, net				$803,194

		Gross
	Useful Lives	Carrying	Accumulated	Net Carrying
December 31, 2018	(Years)	Amount	Amortization	Amount
		(in thousands)
Finite-lived intangible assets:
Trademarks	5 - 15	$12,438	$(2,689)	$9,749
Customer agreements	4	2,832	(2,639)	193
Patents	10	361	(321)	40
		$15,631	$(5,649)	9,982
Indefinite-lived intangible assets:
Trademarks				954,929
Intangible assets, net				$964,911

Estimated future annual amortization expense for intangible assets in service as of March 31, 2019 is summarized as follows:

Years Ended December 31,	(in thousands)
2019	$1,485
2020	1,834
2021	1,831
2022	1,808
2023	1,383
Thereafter	1,120
$9,461

Amortization expense was approximately $0.5 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(UNAUDITED)

Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. As of March 31, 2019, the trademarks of Martha Stewart, Jessica Simpson, Avia, AND1, Joe’s, GAIAM, Emeril, Caribbean Joe, and Ellen Tracy have been determined to have indefinite useful lives, and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company’s unaudited condensed consolidated statements of operations. Instead, each of these intangible assets are tested for impairment annually and as needed on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is performed as of October 1, the beginning of the Company’s fourth fiscal quarter.

During the three months ended March 31, 2019, the Company recorded non-cash impairment charges of $161.2 million for indefinite-lived intangible assets related to the Martha Stewart and Emeril trademarks.  The impairments arose during the sale process for the Martha Stewart and Emeril Lagasse brands (as discussed in Note 11) due to the difference in the fair value as indicated by the sales price as compared to the carrying values of the intangible assets included in the transaction.  The sale of the Martha Stewart and Emeril Lagasse brands was approved by the Board of Directors on April 15, 2019, to allow the Company to achieve one of its top priorities in significantly reducing its debt.  Going forward the Company’s strategy is to focus on higher margin brands that are well suited for growing health, wellness and beauty categories.  The following table shows the change in intangible assets for the three months ended March 31, 2019 (in thousands):

Balance at January 1, 2019	$964,911
Impairment charges	(161,224)
Amortization	(535)
Additions	42
Balance at March 31, 2019	$803,194

On April 19, 2018, the Company sold the Revo trademark. The Company incurred a loss on the sale of the trademark of $5.1 million. As of March 31, 2018, the Company wrote down the value of the trademark to the sale price and reclassified the trademark from intangible assets to asset held for sale.

7.           Long-Term Debt

The components of long-term debt are as follows:

	March 31,	December 31,
	2019	2018
	(in thousands)
Secured Term Loans	$512,775	$519,850
Revolving Credit Facility	115,000	115,000
Unamortized deferred financing costs	(22,738)	(24,063)
Total long-term debt, net of unamortized deferred financing costs	605,037	610,787
Less: current portion of long-term debt	28,300	28,300
Long-term debt	$576,737	$582,487

August 2018 Debt Facilities

On August 7, 2018 (the “Closing Date”), the Company and certain of its subsidiaries amended its (i) Third Amended and Restated First Lien Credit Agreement (the “New Amended BoA Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto (the “BoA Facility Loan Parties”) and (ii) the Third Amended and Restated Credit Agreement (the “New Amended FS/KKR Credit Agreement”) with Wilmington Trust, National Association, as administrative agent and collateral agent (the “FS/KKR Agent”) and the lenders party

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(UNAUDITED)

thereto (the “FS/KKR Facility Loan Parties”). The Company used a portion of the proceeds of the $335.0 million loans made to the Company under the New Amended BoA Credit Agreement to prepay loans under the Amended FS/KKR Credit Agreement.

The New Amended BoA Credit Agreement provides for several five-year senior secured credit facilities, consisting of (i) Tranche A Term Loans in an aggregate principal amount of $150.0 million (the “Amended Tranche A Loans”), (ii) Tranche A‑1 Term Loans in an aggregate principal amount of $70.0 million (the “Amended Tranche A‑1 Loans” and, together with the Tranche A Loans, the “Amended BoA Term Loans”) and (iii) revolving credit commitments in the aggregate principal amount of $130.0 million (the “Amended Revolving Credit Commitments” and, the loans under the Revolving Credit Commitments, the “Amended Revolving Loans”). On the Closing Date, the total amount outstanding under the New Amended BoA Credit Agreement was $335.0 million, including (i) $150.0 million of Amended Tranche A Loans, (ii) $70.0 million of Amended Tranche A‑1 Loans and (iii) $115.0 million of Amended Revolving Loans.

The loans under the New Amended BoA Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) with respect to the Amended Revolving Loans and the Amended Tranche A Loans (a) the LIBOR rate plus 3.50% per annum or (b) the base rate plus 2.50% per annum and (ii) with respect to the Amended Tranche A‑1 Loans (a) the LIBOR rate plus 7.00% per annum or (b) the base rate plus 6.00% per annum. The loans under the New Amended BoA Credit Agreement provide for interest rate reductions if certain leverage ratios are achieved, with minimum interest rates equal to (i) with respect to the Amended Revolving Loans and the Amended Tranche A Loans (a) the LIBOR rate plus 3.00% per annum or (b) the base rate plus 2.00% per annum and (ii) with respect to the Amended Tranche A-1 Loans (a) the LIBOR rate plus 6.00% per annum or (b) the base rate plus 5.00% per annum.  The undrawn portions of the Revolving Credit Commitments are subject to a commitment fee of 0.375% per annum.

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

The New Amended BoA Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the BoA Facility Loan Parties and their subsidiaries. Moreover, the New Amended BoA Credit Agreement contains financial covenants that require the BoA Facility Loan Parties and their subsidiaries to (i) maintain a positive net income, (ii) satisfy a maximum loan to value ratio initially set at 50.0% (applicable to the Amended Revolving Loans and Amended Tranche A Loans) decreasing over the term of the New Amended BoA Credit Agreement until reaching a final maximum loan to value ratio of 42.5% and (iii) satisfy a maximum consolidated first lien leverage ratio, initially set at 3.875:1:00, decreasing over the term of the New Amended BoA Credit Agreement until reaching a final maximum ratio of 2.875:1.00 for the fiscal quarter ending September 30, 2022 and thereafter.

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

The Company may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(UNAUDITED)

exceed 2.80:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 3.00:1.00 and (b) with respect to any other increase, 2.90:1.00, subject to the satisfaction of certain conditions in the New Amended BoA Credit Agreement. At March 31, 2019, the Company is in compliance with the covenants included in the New Amended BoA Credit Agreement.

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

The New Amended FS/KKR Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the FS/KKR Facility Loan Parties and their subsidiaries. Moreover, the New Amended FS/KKR Credit Agreement contains financial covenants that require the FS/KKR Facility Loan Parties and their subsidiaries to satisfy (i) a maximum consolidated total leverage ratio, initially set at 7.25:1.00, decreasing over the term of the New Amended FS/KKR Credit Agreement until reaching a final maximum ratio of 6.25:1.00 for the fiscal quarter ending September 30, 2022 and thereafter and (ii) a maximum consolidated first lien leverage ratio, initially set at 3.875:1.00, decreasing over the term of the New Amended FS/KKR Credit Agreement until reaching a final maximum ratio of 2.875:1.00 for the fiscal quarter ending September 30, 2022 and thereafter. At March 31, 2019, the Company is in compliance with the covenants included in the New Amended FS/KKR Credit Agreement.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(UNAUDITED)

July 2016 Debt Facilities

On July 1, 2016, the Company and certain of its subsidiaries entered into (i) the Third Amended and Restated First Lien Credit Agreement (the “Amended BoA Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto and (ii) the Third Amended and Restated Credit Agreement (the “Amended FS/KKR Credit Agreement”) with Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto.  Such agreements amended, restated and replaced the Company’s previous debt facilities.  The Company used a portion of the proceeds of the $287.5 million loans made to the Company under the Amended BoA Credit Agreement and the $415.0 million loans made to the Company under the Amended FS/KKR Credit Agreement to fund the payment of the purchase price with respect to the acquisition of the Gaiam Brand Holdco, LLC and costs and expenses incurred in connection with such acquisition and related transactions.

The Amended BoA Credit Agreement provided for several five-year credit facilities, consisting of (i) Tranche A Term Loans in an aggregate principal amount of $133.0 million (the “Tranche A Loans”), (ii) Tranche A-1 Term Loans in an aggregate principal amount of $44.5 million (the “Tranche A-1 Loans” and, together with the Tranche A Loans, the “BoA Term Loans”) and (iii) revolving credit commitments in the aggregate principal amount of $110.0 million (the “Revolving Credit Facility” and, the loans under the Revolving Credit Facility, the “Revolving Loans”).  On July 1, 2016, the total amount outstanding under the Amended BoA Credit Agreement was $258.0 million, including (i) $133.0 million of Tranche A Loans, (ii) $44.5 million of Tranche A-1 Loans and (iii) $80.5 million of borrowing under the Revolving Loans.

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

March 31, 2019

(UNAUDITED)

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

March 31, 2019

(UNAUDITED)

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

9.           Stock-based Compensation

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2019:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual Life	Aggregate
	Options	Exercise Price	(in Years)	Intrinsic Value
	(in thousands, except share and per share data)
Outstanding - January 1, 2019	49,501	$10.22	2.3	$—
Granted	—	—
Exercised	—	—
Forfeited or canceled	—	—
Outstanding at March 31, 2019	49,501	$10.22	2.0	$—
Exercisable - March 31, 2019	49,501	$10.22	2.0	$—

There was no compensation expense related to stock options for the three months ended March 31, 2019 and 2018. At March 31, 2019, there is no unrecognized compensation expense related to stock options and no unvested stock options.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(UNAUDITED)

Warrants

The following table summarizes the Company’s outstanding warrants for the three months ended March 31, 2019:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual Life	Aggregate
	Warrants	Exercise Price	(in Years)	Intrinsic Value
	(in thousands, except share and per share data)
Outstanding - January 1, 2019	200,000	$13.32	6.4	$—
Granted	—	—
Exercised	—	—
Forfeited or canceled	—	—
Outstanding at March 31, 2019	200,000	$13.32	6.2	$—
Exercisable - March 31, 2019	200,000	$13.32	6.2	$—

There was no compensation expense related to warrants for the three months ended March 31, 2019 and 2018. At March 31, 2019, there is no unrecognized compensation expense related to warrants and no unvested warrants.

Restricted Stock

A summary of the time-based restricted stock activity for the three months ended March 31, 2019 is as follows:

Weighted-Average
		Weighted-Average	Remaining
		Grant Date Fair	Contractual Life
	Number of Shares	Value	(in Years)

Unvested - January 1, 2019	292,989	$3.72	0.9
Granted	—	—
Vested	—	—
Unvested - March 31, 2019	292,989	$3.72	0.6

The Company did not grant time-based restricted stock during the three months ended March 31, 2019 and 2018.

Total compensation expense related to time-based restricted stock grants for each of the three months ended March 31, 2019 and 2018 was $0.1 million. Total unrecognized compensation expense related to time-based restricted stock grants at March 31, 2019 amounted to $0.1 million and is expected to be recognized over a weighted-average period of 0.6  years.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(UNAUDITED)

Restricted Stock Units

A summary of the time-based restricted stock units activity for the three months ended March 31, 2019 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
		Grant Date Fair	Contractual Life
	Number of Shares	Value	(in Years)

Unvested - January 1, 2019	1,615,953	$2.24	2.2
Granted	—	—
Vested	(168,063)	(2.38)
Forfeited or canceled	(16,667)	(1.76)
Unvested - March 31, 2019	1,431,223	$2.23	1.9

The Company did not grant time-based restricted stock units during the three months ended March 31, 2019.

During the three months ended March 31, 2018, the Company granted 903,679 time-based restricted stock units to certain employees and consultants for future services. These shares of time-based restricted stock units had a grant date fair value of $1.6 million and vest immediately to over a period of five years. The Company recorded less than $0.1 million and $0.3 million during the three months ended March 31, 2019 and 2018, respectively, as compensation expense pertaining to these grants.

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

Total compensation expense related to time-based restricted stock unit grants for the three months ended March 31, 2019 and 2018 was $0.3 million and $0.6 million, respectively. Total unrecognized compensation expense related to time-based restricted stock unit grants at March 31, 2019 amounted to $1.5 million and is expected to be recognized over a weighted-average period of 1.9 years.

Performance Stock Units

A summary of the PSUs activity for the three months ended March 31, 2019 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
		Grant Date Fair	Contractual Life
	Number of Shares	Value	(in Years)

Unvested - January 1, 2019	2,219,818	$4.47	0.8
Granted	—	—
Vested	(289,671)	(4.68)
Forfeited or canceled	(26,179)	(5.14)
Unvested - March 31, 2019	1,903,968	$4.43	1.1

On March 27, 2019, the Compensation Committee voted to approve, on a discretionary basis, vesting of 231,396 PSUs to employees and consultants previously granted during the years ended December 31, 2016, 2017 and 2018 subject to achievement of certain of the Company’s performance metrics within each fiscal year. The fair value and expense

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(UNAUDITED)

recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants. Total compensation expense related to these PSUs of $0.3 million was recorded as operating expenses in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2019.

During the three months ended March 31, 2018, the Company granted 200,000 PSUs to an employee upon their commencement of employment with the Company. These PSUs had a grant date fair value of $0.5 million, vest over a period of two years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned. The Company did not record any compensation expense during the three months ended March 31, 2019 as the likelihood of these PSUs being earned was not considered probable.

During the three months ended March 31, 2018, the Company granted 250,000 PSUs to a consultant pursuant to their endorsement agreement. The PSUs had a grant date fair value of $0.5 million, vest over a period of five years and require achievement of certain sales targets within each fiscal year for such PSUs to be earned. The Company did not record any compensation expense during the three months ended March 31, 2019 as the likelihood of these PSUs being earned was not considered probable.

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

Total compensation expense related to the PSUs for the three months ended March 31, 2019 and 2018 was $0.3 million and $0.7 million, respectively.

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

The Company paid TCP $0.2 million for services under the Amended TCP Agreement during the three months ended March 31, 2019.  The Company did not pay any fees for services under the Amended TCP Agreement during the three months ended March 31, 2018.  At March 31, 2019 and December 31, 2018, there were $0.2 million due to TCP for services.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(UNAUDITED)

Additionally, in July 2013, the Company entered into a consulting arrangement with an employee of TCP (the “TCP Employee”), pursuant to which the TCP Employee provides legal and other consulting services at the request of the Company from time to time. The TCP Employee was also issued 125,000 shares of restricted stock, vesting over a four-year period and 180,000 PSUs, vesting over three years in increments of 20% for 2014, 20% for 2015 and 60% for 2016. In 2016, the TCP employee was granted 200,000 PSUs, vesting over three years in increments of 33.3% for 2017, 33.3% for 2018 and 33.4% for 2019. In 2018, the TCP employee was granted 150,000 shares of time-based restricted stock units, vesting over a three year period and 300,000 shares of time-based restricted stock units, vesting over a three year period with 25% vesting immediately. The Company paid the TCP Employee $0.1 million for services under the consulting arrangement during each of the three-month periods ended March 31, 2019 and 2018. These amounts are included in operating expenses in the Company’s unaudited condensed consolidated financial statements. At March 31, 2019 and December 31, 2018, less than $0.1 million was due to the TCP Employee.

Transactions with E.S. Originals, Inc.

A division president of the Company maintains a passive ownership interest in one of the Company’s licensees, E.S. Originals, Inc. (“ESO”). The Company receives royalties from ESO under license agreements for certain of the Company’s brands in the footwear category. The Company recorded $1.2 million and $1.6 million of revenue for the three months ended March 31, 2019 and 2018, respectively, for royalties, commission, and advertising revenue earned from ESO license agreements. At March 31, 2019 and December 31, 2018, the Company had $4.3 million and $6.2 million recorded as accounts receivable from ESO in the condensed consolidated balance sheets, respectively.

The Company entered into an agreement with ESO under which the Company received a sales commission.  At March 31, 2019, the Company had $0.9 million recorded as accounts receivable from ESO and $1.0 million recorded as other assets in the condensed consolidated balance sheet.  At December 31, 2018, the Company had $0.9 million recorded as accounts receivable from ESO and $1.2 million recorded as other assets in the condensed consolidated balance sheets.

In addition, the Company entered into a license-back agreement with ESO under which the Company reacquired the rights to certain international territories in order to re-license these rights to an unrelated party. The Company recorded less than $0.1 million in license-back expense for each of the three months ended March 31, 2019 and 2018.

Transactions with Centric Brands Inc. (f/k/a Differential Brands Group, Inc.)

During the fourth quarter of 2018, Centric Brands, Inc. (“Centric”), an affiliate of TCP, acquired a significant portion of Global Brands Group Holding Limited’s (“GBG”) North American licensing business.  The Company recorded approximately $1.7 million for royalty revenue earned from the Centric license agreement for the three months ended March 31, 2019.  At March 31, 2019 and December 31, 2018, the Company had $0.3 million and $0.8 million recorded as accounts receivable from Centric in the unaudited condensed consolidated balance sheets, respectively.  At March 31, 2019, the Company had accrued $0.5 million payable as accounts payable and accrued expenses to Centric in the unaudited condensed consolidated balance sheet.

Acquisition of FUL

On November 17, 2014, the Company made a strategic investment in FUL IP. FUL IP is a collaborative investment between the Company and JALP. FUL IP was formed for the purpose of licensing the FUL trademark to third parties in connection with the manufacturing, distribution, marketing and sale of FUL branded bags, backpacks, duffels, luggage and apparel accessories. JALP contributed the FUL trademark with a fair value of $8.9 million. In exchange for a 50.5% economic interest in FUL IP, the Company paid JALP $4.5 million. JALP’s minority member interest in FUL IP has been reflected as noncontrolling interest on the Company’s condensed consolidated balance sheets. One of the Company’s directors, Mr. Al Gossett, has a partial ownership interest in JALP. The Company sold the FUL trademark and incurred a loss on the sale of the trademark of $2.0 million during the year ended December 31, 2018. No noncontrolling interest was recorded during the three months ended March 31, 2019 and 2018.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(UNAUDITED)

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

The Intangible Asset Agreement has an initial term commencing at December 4, 2015 and ending on December 31, 2020, provided that the term will automatically be renewed for five additional calendar years ending December 31, 2025 (subject to earlier termination as provided in Ms. Stewart’s employment agreement) if either the aggregate gross licensing revenues (as defined in Ms. Stewart’s employment agreement) for calendar years 2018 through 2020 exceed $195 million or the gross licensing revenues for calendar year 2020 equal or exceed $65 million. During the term of the Intangible Asset Agreement with the Company, Lifestyle Research Center LLC will be entitled to receive a guaranteed annual payment of $1.7 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company plus reimbursable expenses. The Company has paid Lifestyle Research Center LLC $0.5 million and less than $0.1 million in connection with other related services during the three months ended March 31, 2019 and 2018, respectively.

During the term of the IP License Agreement with the Company, Ms. Stewart will be entitled to receive a guaranteed annual payment of $1.3 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company. During each of the three months ended March 31, 2019 and 2018, the Company made payments of $0.3 million to Ms. Stewart in connection with the terms of the IP License Agreement. The IP License Agreement is perpetual.

During each of the three-month periods ended March 31, 2019 and 2018, the Company expensed non-cash interest of $0.1 million related to the accretion of the present value of these guaranteed contractual payments. At March 31, 2019, there was $3.7 million due under the IP Agreements of which $2.9 million is recorded in accounts payable and accrued expenses and $0.8 million is recorded in other long-term liabilities. At December 31, 2018, there was $3.9 million due under the IP Agreements of which $2.8 million is recorded in accounts payable and accrued expenses and $1.1 million is recorded in other long-term liabilities.

11.         Subsequent Events

On April 16, 2019, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Marquee Brands LLC (the “Buyer”), pursuant to which Sequential has agreed, among other things, to sell to the Buyer 100% of the issued and outstanding equity interests of MSLO, a Delaware corporation and a wholly-owned subsidiary of the Company, for $167,000,000 in cash consideration at closing, plus additional amounts in respect of pre-closing accounts receivable that are received after the closing, subject to certain adjustments.  In addition, the Purchase Agreement provides for an earnout of up to $40,000,000 if certain performance targets are achieved during the three calendar years ending December 31, 2020, December 31, 2021 and December 31, 2022.  MSLO and its subsidiaries are engaged in the business of promoting, marketing and licensing the Martha Stewart and the Emeril Lagasse brands through various distribution channels.  In connection with the transactions contemplated by the Purchase Agreement, MSLO will undertake an internal reorganization to convert each of MSLO and its wholly-owned subsidiaries to a limited partnership prior to the closing.

During the quarter ended March 31, 2019, the Company recorded non-cash impairment charges of $161.2 million for indefinite-lived intangible assets related to the Martha Stewart and Emeril trademarks.  The impairments arose during the sale process for the Martha Stewart and Emeril Lagasse brands due to the difference in the fair value as indicated by the sales price as compared to the carrying values of the intangible assets included in the transaction.  The sale of the Martha Stewart and Emeril Lagasse brands was approved by the Board of Directors on April 15, 2019, to allow the

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(UNAUDITED)

Company to achieve one of its top priorities in significantly reducing its debt.  Going forward the Company’s strategy is to focus on higher margin brands that are well suited for growing health, wellness and beauty categories.  These charges are included in impairment charges in the unaudited condensed consolidated statements of operations.

The consummation of the transactions contemplated by the Purchase Agreement is subject to customary conditions, including the expiration or termination of any applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the absence of any government order or other legal restraint prohibiting the consummation of the transactions contemplated by the Purchase Agreement.  In addition, the obligation of the Buyer to consummate the transactions contemplated by the Purchase Agreement is subject to the absence of any event, change, occurrence or effect having occurred from the date of the Purchase Agreement that has had a Material Adverse Effect (as defined in the Purchase Agreement).

The Purchase Agreement contains provisions giving the Company and the Buyer rights to terminate the Purchase Agreement under specified circumstances, including if the closing has not occurred on or before December 31, 2019. The Purchase Agreement includes customary representations, warranties and covenants of the Company and the Buyer.  The Purchase Agreement also contains indemnification provisions pursuant to which the Company has agreed to indemnify the Buyer against certain losses, subject to the limitations set forth therein, including losses related to breaches of representations, warranties and covenants.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, or MD&A, should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and related notes and with the MD&A in our Annual Report on Form 10‑K for the year ended December 31, 2018. The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties. See the cautionary statement regarding forward-looking statements on page 3 of this Quarterly Report for a description of important factors that could cause actual results to differ from expected results.

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

We license our brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of March 31, 2019, we had approximately one-hundred forty licensees, with wholesale licensees comprising a significant majority.

Our license agreements typically require a licensee to pay us royalties based upon net sales and, in most cases, contain guaranteed minimum royalties. Our license agreements often require licensees to support the brands by either paying or spending contractually guaranteed minimum amounts for the marketing and advertising of the respective licensed brands. As of March 31, 2019, we had contractual rights to receive an aggregate of $329.1 million in minimum royalty and marketing and advertising revenue from our licensees through the balance of the current terms of such licenses, excluding any renewal option periods.  Refer to Note 11 for discussion regarding the sale of MSLO subsequent to March 31, 2019.

Fiscal Year

Our fiscal year ends on December 31. Each quarter of each fiscal year ends on March 31, June 30, September 30 and December 31.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and our disclosure of commitments and contingencies at the date of the financial statements. On an on-going basis, we evaluate our estimates and judgments. We base our estimates and judgments on a variety of factors, including our historical experience, knowledge of our business and industry and current and expected economic conditions, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary. While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

During the quarter ended March 31, 2019, the Company recorded non-cash impairment charges of $161.2 million for indefinite-lived intangible assets related to the Martha Stewart and Emeril trademarks.  The impairments arose during the sale process for the Martha Stewart and Emeril Lagasse brands due to the difference in the fair value as indicated by the sales price as compared to the carrying values of the intangible assets included in the transaction.  The sale of the Martha Stewart and Emeril Lagasse brands was approved by the Board of Directors on April 15, 2019, to allow the Company to achieve one of its top priorities in significantly reducing its debt.  Going forward the Company’s strategy is to focus on higher margin brands that are well suited for growing health, wellness and beauty categories.  These charges are included in impairment charges in the unaudited condensed consolidated statements of operations.  See Note 3, Note 6 and Note 11 for further information.

Please refer to our Annual Report on Form 10‑K for the year ended December 31, 2018, filed with the SEC on March 14, 2019, for a discussion of our critical accounting policies. During the three months ended March 31, 2019, there were no material changes to these policies, except for the adoption of ASC 842, Leases.  See Note 2 and Note 5 in this Form 10-Q for further information on our adoption of ASC 842.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Three Months Ended March 31,		Better/(Worse)
	2019	2018	(Dollars)
	(in thousands, except percentages)
Net revenue	$36,913	$38,104	$(1,191)
Operating expenses	22,770	18,050	(4,720)
Impairment charges	161,224	-	(161,224)
Loss on asset held for sale	-	5,142	5,142
(Loss) income from operations	(147,081)	14,912	(161,993)
Other income	(300)	(135)	165
Interest expense, net	15,654	15,392	(262)
Loss before income taxes	(162,435)	(345)	(162,090)
Benefit from income taxes	(38,629)	(41)	(38,588)
Net loss	(123,806)	(304)	(123,502)
Net income attributable to noncontrolling interests	(1,539)	(1,960)	421
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(125,345)	$(2,264)	$(123,081)

Net revenue.  Net revenue decreased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  The period-over-period changes in net revenue were primarily driven by decreases in revenue for Ellen Tracy, Heely’s, Jessica Simpson and the absence of FUL and Revo revenue due to the sale of the trademarks in 2018 offset by increases in Avia and Martha Stewart.

Operating expenses. Operating expenses increased $4.7 million for the three months ended March 31, 2019 to $22.7 million compared to $18.0 million for the three months ended March 31, 2018.  This increase was primarily driven by increased advertising costs of $1.5 million, legal costs of $1.2 million, production fees of $1.0 million and deal advisory costs of $1.0 million.

Impairment charges.  During the three months ended March 31, 2019, the Company recorded non-cash impairment charges of $161.2 million for indefinite-lived intangible assets related to the Martha Stewart and Emeril trademarks.  The impairments arose during the sale process for the Martha Stewart and Emeril Lagasse brands due to the difference in the fair value as indicated by the sales price as compared to the carrying values of the intangible assets to be included in the sale transaction.  The sale of the Martha Stewart and Emeril Lagasse brands was approved by the Board of Directors on April 15, 2019, to allow the Company to achieve one of its top priorities in significantly reducing its debt.  Going forward the Company’s strategy is to focus on higher margin brands that are well suited for growing health, wellness and beauty categories.

Loss on asset held for sale.  During the three months ended March 31, 2018, the Company recorded a loss on assets held for sale of $5.1 million related to the sale of the Revo trademark on April 19, 2018.

Other income.  Other income during the three months ended March 31, 2019 and 2018 consists of immaterial items.

Interest expense, net.  The period-over-period increase in interest expense, net of $0.3 million is primarily due to an increase in interest incurred under our loan agreements.  Interest expense during the three months ended March 31, 2019 includes interest incurred under our loan agreements of $14.4 million, non-cash interest related to the amortization of deferred financing costs of $1.3 million and non-cash interest of $0.1 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions offset by non-cash interest income of $0.2 million related to the accretion of the present value of certain other payment arrangements.  Interest expense during the three months ended March 31, 2018 includes interest incurred under our loan agreements of $14.3 million, non-cash interest related to the amortization of deferred financing costs of $0.9 million and non-cash interest of $0.2 million related to the accretion of the present value of guaranteed contractual payments assumed through certain of the Company’s acquisitions.

Income taxes.  The benefit from income taxes for the three months ended March 31, 2019 represents a reduction in deferred tax liabilities, discrete to the first quarter, resulting from the impairment related to acquired trademarks and also differs from the statutory rate primarily for additional tax benefit attributable to noncontrolling interest offset by state, local and foreign jurisdiction taxes and non-deductible officer’s compensation.  The benefit from income taxes for the three months ended March 31, 2018 differs from the statutory rate primarily for state, local and foreign jurisdiction taxes offset by benefits from taxes attributable to noncontrolling interest and further decreased by a provision, discrete to the first quarter, related to vested restricted stock and cancelled stock options.

Noncontrolling interests.  Noncontrolling interests for the three months ended March 31, 2019 represents net income allocations of $1.4 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson) and $0.2 million to Elan Polo International, Inc., a member of DVS LLC.  Noncontrolling interests for the three months ended March 31, 2018 represents net income allocations of $1.7 million to With You, Inc., a member of With You LLC and $0.2 million to Elan Polo International, Inc., a member of DVS LLC.

Liquidity and Capital Resources

Refer to Note 7 to our condensed consolidated financial statements for a discussion of our borrowings under the Third Amended and Restated First Lien Credit Agreement with Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto and the Third Amended and Restated Credit Agreement with Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto.

As of March 31, 2019, we had cash on hand, including restricted cash, of $16.9 million and a net working capital balance (defined below) of $18.5 million.  Additionally, we had outstanding debt obligations under our loan agreements of $627.8 million, which is presented net of $22.8 million of deferred financing fees in the condensed consolidated balance sheets.  As of December 31, 2018, we had cash on hand, including restricted cash, of $16.1 million and a net working capital balance (defined below) of $28.0 million.  Additionally, we had outstanding debt obligations under our loan agreements of $634.9 million, which is presented net of $24.1 million of deferred financing fees in the condensed consolidated balance sheets.  Net working capital is defined as current assets minus current liabilities, excluding restricted cash.  Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity.  See Note 7 to our condensed consolidated financial statements for a description of certain financing transactions consummated by us.  There are no material capital expenditure commitments as of March 31, 2019.

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

Cash Flows from Operations

Cash flows from operating, financing and investing activities for the three months ended March 31, 2019 and 2018 are summarized in the following table:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating activities	$9,561	$17,660
Investing activities	(75)	(1,839)
Financing activities	(8,663)	(10,888)
Net increase in cash and restricted cash	$823	$4,933

Operating Activities

Net cash provided by operating activities decreased $8.1 million to $9.6 million for the three months ended March 31, 2019 as compared to $17.7 million for the three months ended March 31, 2018.  The $8.1 million decrease period-over-period was primarily attributable to an increase in net loss of $123.5 million, decreases in other liabilities of $2.6 million and accounts receivable of $0.9 million offset by more favorable changes in non-cash expenses of $117.4 million and increases in prepaid expenses and other assets of $1.5 million.

Investing Activities

Net cash used in investing activities decreased $1.7 million to $0.1 million for the three months ended months ended March 31, 2019 compared to $1.8 million for the three months ended March 31, 2018.  This change is driven primarily by reduced purchases of property and equipment during the three months ended March 31, 2019.  The $1.8 million of cash used for purchases of property and equipment during the three months ended March 31, 2018 was primarily related to leasehold improvements as we reconfigured and reduced our office space at the Company’s headquarters.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2019 decreased $2.2 million to $8.7 million as compared to $10.9 million for the three months ended March 31, 2018.  During the three months ended March 31, 2019, we made principal payments of $7.1 million under our loan agreements in accordance with contractual terms and $1.1 million of distributions to certain noncontrolling interest partners.  During the three months ended March 31, 2018, we made principal payments of $7.1 million under our loan agreements in accordance with contractual terms and $1.2 million of distributions to certain noncontrolling interest partners.  During the three months ended March 31, 2019, we repurchased common stock from employees for tax withholding purposes related to the vesting of restricted stock of $0.2 million as compared to $1.9 million during the three months ended March 31, 2018.

Debt

As of March 31, 2019, we were party to the First Amendment to the Third Amended and Restated First Lien Credit Agreement with Bank of America, N.A. as administrative and collateral agent (the “New Amended BoA Credit Agreement”) and the First Amendment to the Third Amended and Restated Credit Agreement with Wilmington Trust, National Association as administrative agent and collateral agent (the “New Amended FS/KKR Credit Agreement”), referred to as our loan agreements.  Refer to Note 7 to our condensed consolidated financial statements for a discussion of our borrowings and the terms of these debt facilities.  As of March 31, 2019 and December 31, 2018, our long-term debt, including current portion, was $627.8 million and $634.9 million, respectively, which is presented net of $22.8 million and $24.1 million of deferred financing fees, respectively, in the condensed consolidated balance sheets.  As of March 31, 2019 and December 31, 2018, we had no availability under the current revolving credit facility (the “Revolving Credit Facility”).  We may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.80:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 3.00:1.00 and (b) with respect to any other increase, 2.90:1.00, subject to the satisfaction of certain conditions in the New Amended BoA Credit Agreement.  We may request one or more additional term loan facilities or the increase of term loan commitments under the New Amended FS/KKR Credit Agreement as would not cause the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, subject to the satisfaction of certain conditions in the New Amended FS/KKR Credit Agreement.  We made $7.1 million of principal repayments under our loan agreements during the three months ended March 31, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our earnings may also be affected by changes in LIBOR interest rates as a result of our loan agreements. As further discussed in Notes 3 and 7 to our accompanying unaudited condensed consolidated financial statements, we have entered into interest rate swaps to mitigate the effects of a change in LIBOR interest rates. An increase in LIBOR interest rates of one percent affecting the loan agreements would not have had a material effect on our results of operations during the three months ended March 31, 2019 and 2018.

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act) as of March 31, 2019, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019 such that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.         Risk Factors

Cautionary Statements and Risk Factors

This Quarterly Report contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10‑K for the year ended December 31, 2018, filed with the SEC on March 14, 2019. There have been no material changes to such risk factors during the nine months ended March 31, 2019.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities during the three months ended March 31, 2019.

During the three months ended March 31, 2019, we repurchased 134,839 shares of our common stock from employees for tax withholding purposes related to the vesting of restricted stock. We do not currently have in place a repurchase program with respect to our common stock.

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number of		Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	(b) Average Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share (or Unit)	Plans or Programs	Plans or Programs
January 1 - 31	—	$—	N/A	N/A
February 1 - 28	7,880	$1.68	N/A	N/A
March 1 - 31	126,959	$1.23	N/A	N/A
Total	134,839		—	—

(1)

During the first quarter of 2019, 134,839 shares were purchased from employees for tax withholding purposes related to the vesting of restricted stock. All shares were purchased other than through a repurchase plan or program.

Item 6.      Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a‑14 and 15d‑14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a‑14 and 15d‑14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: May 10, 2019	/s/ Peter Lops
	By:	Peter Lops
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)