Form 10-Q
period 2019-06-30
Sequential Brands Group, Inc.
filed 2019-08-09
CIK 1648428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 2, 2019, the registrant had 65,404,888 shares of common stock, par value $0.01 per share, outstanding.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

Forward-Looking Statements

This quarterly report on Form 10‑Q (this “Quarterly Report”), including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We use words such as “future,” “seek,” “could,” “can,” “predict,” “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to the following: (i) risks and uncertainties discussed in the reports that the Company has filed with the Securities and Exchange Commission (the “SEC”); (ii) general economic, market or business conditions; (iii) the Company’s ability to identify suitable targets for acquisitions and to obtain financing for such acquisitions on commercially reasonable terms; (iv) the Company’s ability to timely achieve the anticipated results of recent acquisitions and any potential future acquisitions; (v) the Company’s ability to successfully integrate acquisitions into its ongoing business; (vi) the potential impact of the consummation of recent acquisitions or any potential future acquisitions on the Company’s relationships, including with employees, licensees, customers and competitors; (vii) the Company’s ability to achieve and/or manage growth and to meet target metrics associated with such growth; (viii) the Company’s ability to successfully attract new brands and to identify suitable licensees for its existing and newly acquired brands; (ix) the Company’s substantial level of indebtedness, including the possibility that such indebtedness and related restrictive covenants may adversely affect the Company’s future cash flows, results of operations and financial condition and decrease its operating flexibility; (x) the Company’s ability to achieve its guidance; (xi) continued market acceptance of the Company’s brands; (xii) changes in the Company’s competitive position or competitive actions by other companies; (xiii) licensees’ ability to fulfill their financial obligations to the Company; (xiv) concentrations of the Company’s licensing revenues with a limited number of licensees and retail partners; (xv) risks related to the effects of the Martha sale and (xvi) other circumstances beyond the Company’s control.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Note 2)
Assets
Current Assets:
Cash	$6,919	$14,106
Restricted cash	2,040	2,032
Accounts receivable, net	45,905	49,600
Prepaid expenses and other current assets	3,086	3,981
Current assets held for disposition from discontinued operations	10,219	23,845
Total current assets	68,169	93,564

Property and equipment, net	7,635	8,391
Intangible assets, net	633,937	634,827
Right-of-use assets - operating leases	48,862	-
Other assets	13,248	11,222
Long-term assets held for disposition from discontinued operations	-	330,664
Total assets	$771,851	$1,078,668

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$10,382	$11,600
Current portion of long-term debt	28,300	28,300
Current portion of deferred revenue	8,545	8,172
Current portion of lease liabilities - operating leases	2,883	-
Current liabilities held for disposition from discontinued operations	3,875	15,450
Total current liabilities	53,985	63,522

Long-term debt, net of current portion	417,582	582,487
Long-term deferred revenue, net of current portion	6,414	8,224
Deferred income taxes	22,772	32,064
Lease liabilities - operating leases	52,964	-
Other long-term liabilities	5,698	9,160
Long-term liabilities held for disposition from discontinued operations	-	38,567
Total liabilities	559,415	734,024

Commitments and Contingencies

Equity:
Preferred stock Series A, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized; 66,831,369 and 65,990,179 shares issued at June 30, 2019 and December 31, 2018, respectively, and 65,404,888 and 64,327,582 shares outstanding at June 30, 2019 and December 31, 2018, respectively	668	657
Additional paid-in capital	513,922	513,764
Accumulated other comprehensive loss	(4,718)	(1,554)
Accumulated deficit	(364,667)	(234,723)
Treasury stock, at cost; 1,426,481 and 1,662,597 shares at June 30, 2019 and December 31, 2018, respectively	(3,350)	(4,226)
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	141,855	273,918
Noncontrolling interests	70,581	70,726
Total equity	212,436	344,644
Total liabilities and equity	$771,851	$1,078,668

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
		(Note 2)		(Note 2)
Net revenue	$26,415	$33,126	$51,939	$62,589
Operating expenses	13,907	13,428	29,453	26,719
Loss on sale of assets	-	1,975	-	7,117
Income from operations	12,508	17,723	22,486	28,753
Other expense (income)	829	31	427	(104)
Interest expense, net	13,893	13,950	27,746	27,747
(Loss) income from continuing operations before income taxes	(2,214)	3,742	(5,687)	1,110
(Benefit from) provision for income taxes	(379)	441	(620)	(544)
(Loss) income from continuing operations	(1,835)	3,301	(5,067)	1,654
Net income attributable to noncontrolling interests from continuing operations	(1,455)	(1,102)	(2,994)	(3,062)
(Loss) income from continuing operations attributable to Sequential Brands Group, Inc. and Subsidiaries	(3,290)	2,199	(8,061)	(1,408)
(Loss) income from discontinued operations, net of income taxes	(1,309)	1,388	(121,883)	2,731
Net (loss) income attributable to Sequential Brands Group, Inc. and Subsidiaries	$(4,599)	$3,587	$(129,944)	$1,323

(Loss) earnings per share - basic:
Continuing operations	$(0.05)	$0.03	$(0.13)	$(0.02)
Discontinued operations	$(0.02)	$0.02	$(1.89)	$0.04

(Loss) earnings per share - diluted:
Continuing operations	$(0.05)	$0.03	$(0.13)	$(0.02)
Discontinued operations	$(0.02)	$0.02	$(1.89)	$0.04

(Loss) earnings per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic	$(0.07)	$0.06	$(2.02)	$0.02
Diluted	$(0.07)	$0.06	$(2.02)	$0.02

Weighted-average common shares outstanding:
Basic	64,685,188	63,583,280	64,454,718	63,408,679
Diluted	64,685,188	64,029,972	64,454,718	64,329,308

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

										Total
										Sequential
										Brands
										Group, Inc.
						Accumulated				and
					Additional	Other				Subsidiaries
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity	Interests	Equity
Balance at January 1, 2018	—	$—	63,652,721	$635	$508,444	$80	$(225,369)	(424,994)	$(1,799)	$281,991	$71,547	$353,538
Cumulative effect of revenue recognition accounting change	—	—	—	—	—	—	1,130	—	—	1,130	355	1,485
Stock-based compensation	—	—	452,929	2	1,343	—	—	—	—	1,345	—	1,345
Shares issued under stock incentive plan	—	—	843,486	8	1,492	—	—	—	—	1,500	—	1,500
Unrealized gain on interest rate caps, net of tax	—	—	—	—	—	679	—	—	—	679	—	679
Repurchase of common stock	—	—	—	—	—	—	—	(986,858)	(1,919)	(1,919)	—	(1,919)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	(1,244)	(1,244)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	1,960	1,960
Net loss attributable to common stockholders	—	—	—	—	—	—	(2,264)	—	—	(2,264)	—	(2,264)
Balance at March 31, 2018	—	$—	64,949,136	$645	$511,279	$759	$(226,503)	(1,411,852)	$(3,718)	$282,462	$72,618	$355,080
Stock-based compensation	—	—	420,770	6	764	—	—	—	—	770	—	770
Unrealized loss on equity securities	—	—	—	—	—	(228)	—	—	—	(228)	—	(228)
Unrealized loss on interest rate caps, net of tax	—	—	—	—	—	(238)	—	—	—	(238)	—	(238)
Repurchase of common stock	—	—	—	—	—	—	—	(42,669)	(83)	(83)	—	(83)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	(2,943)	(2,943)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	1,102	1,102
Net income attributable to common stockholders	—	—	—	—	—	—	3,587	—	—	3,587	—	3,587
Balance at June 30, 2018	—	$—	65,369,906	$651	$512,043	$293	$(222,916)	(1,454,521)	$(3,801)	$286,270	$70,777	$357,047

Balance at January 1, 2019	—	$—	65,990,179	$657	$513,764	$(1,554)	$(234,723)	(1,662,597)	$(4,226)	$273,918	$70,726	$344,644
Stock-based compensation	—	—	457,734	5	721	—	—	—	—	726	—	726
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	(1,480)	—	—	—	(1,480)	—	(1,480)
Repurchase of common stock	—	—	—	—	—	—	—	(134,839)	(170)	(170)	—	(170)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	(1,093)	(1,093)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	1,539	1,539
Net loss attributable to common stockholders	—	—	—	—	—	—	(125,345)	—	—	(125,345)	—	(125,345)
Balance at March 31, 2019	—	$—	66,447,913	$662	$514,485	$(3,034)	$(360,068)	(1,797,436)	$(4,396)	$147,649	$71,172	$218,821
Stock-based compensation	—	—	383,456	6	561	—	—	—	—	567	—	567
Shares issued from treasury stock	—	—	—	—	(1,124)	—	—	464,576	1,124	—	—	—
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	(1,684)	—	—	—	(1,684)	—	(1,684)
Repurchase of common stock	—	—	—	—	—	—	—	(93,621)	(78)	(78)	—	(78)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	(2,046)	(2,046)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	1,455	1,455
Net loss attributable to common stockholders	—	—	—	—	—	—	(4,599)	—	—	(4,599)	—	(4,599)
Balance at June 30, 2019	—	$—	66,831,369	$668	$513,922	$(4,718)	$(364,667)	(1,426,481)	$(3,350)	$141,855	$70,581	$212,436

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities		(Note 2)
Net (loss) income from continuing operations	$(5,067)	$1,654
(Loss) income from discontinued operations, net of tax	$(121,883)	$2,731
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities:
Provision for bad debts	121	-
Depreciation and amortization	1,763	1,225
Stock-based compensation	1,293	3,615
Amortization of deferred financing costs	3,256	1,889
Gain on equity securities	329	-
Amortization of operating leases	3,096	-
Loss on sale of assets	-	7,117
Deferred income taxes	(9,292)	1,485
Changes in operating assets and liabilities:
Accounts receivable	3,574	2,069
Prepaid expenses and other assets	(1,236)	(4,373)
Accounts payable and accrued expenses	(1,218)	(4,070)
Deferred revenue	(1,437)	(1,577)
Other liabilities	(2,961)	4,326
Cash (used in) provided by operating activities from continuing operations	(7,779)	13,360
Cash provided by operating activities from discontinued operations	6,955	3,364
Cash (used in) provided by operating activities	(824)	16,724

Cash flows from investing activities
Investments in intangible assets, including registration and renewal costs	(70)	(119)
Purchases of property and equipment	(47)	(3,725)
Proceeds from sale of trademark	-	4,356
Proceeds from sale of discontinued operations	165,928	-
Cash provided by investing activities from continuing operations	165,811	512
Cash used in investing activities from discontinued operations	(44)	(34)
Cash provided by investing activities	165,767	478

Cash flows from financing activities
Payment of long-term debt	(168,161)	(14,756)
Guaranteed payments in connection with acquisitions	-	(400)
Repurchases of common stock	(248)	(2,002)
Noncontrolling interest distributions	(3,139)	(4,187)
Cash used in financing activities from continuing operations	(171,548)	(21,345)
Cash used in financing activities from discontinued operations	(574)	(650)
Cash used in financing activities	(172,122)	(21,995)

Cash and restricted cash:
Net decrease in cash and restricted cash	(7,179)	(4,793)
Balance — Beginning of period	16,138	20,433
Balance — End of period	$8,959	$15,640

Reconciliation to amounts on condensed consolidated balance sheets
Cash	6,919	13,607
Restricted Cash	2,040	2,033
Total cash and restricted cash	$8,959	$15,640

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$29,278	$29,566
Taxes	$38	$-

Non-cash investing and financing activities
Accrued purchases of property and equipment at period end	$-	$303
Unrealized gain on equity securities during the year	$-	$228
Unrealized gain on interest rate cap, net during the period	$-	$441
Unrealized loss on interest rate swaps, net during the period	$(3,164)	$-

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

1.           Organization and Nature of Operations

Overview

Sequential Brands Group, Inc. (the “Company”) owns a portfolio of consumer brands in the fashion and active categories. The Company aims to maximize the strategic value of its brands by promoting, marketing and licensing its global brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories. The Company’s core strategy is to enhance and monetize the global reach of its existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify its portfolio of brands. The Company licenses brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of June 30, 2019, the Company had approximately one-hundred licensees, with wholesale licensees comprising a significant majority.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018, as filed with the SEC on March 14, 2019, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2018, 2017 and 2016. The financial information as of December 31, 2018 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018. The interim results for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

Reclassification of Prior Periods

On June 10, 2019, the Company completed the sale of Martha Stewart Living Omnimedia, Inc. (“MSLO”), a Delaware corporation and a wholly-owned subsidiary of the Company, for $166 million in cash consideration, plus additional amounts in respect of pre-closing accounts receivable that are received after the closing, subject to certain adjustments, pursuant to an equity purchase agreement (the “Purchase Agreement”) with Marquee Brands LLC (the “Buyer”) entered into on April 16, 2019.  In addition, the Purchase Agreement provides for an earnout of up to $40,000,000 if certain performance targets are achieved during the three calendar years ending December 31, 2020, December 31, 2021

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2019

(UNAUDITED)

and December 31, 2022.  MSLO and its subsidiaries were engaged in the business of promoting, marketing and licensing the Martha Stewart and the Emeril Lagasse brands through various distribution channels.

Due to the sale of MSLO during the second quarter of 2019 (see Note 3), in accordance with ASC 205 – Discontinued Operations, we have classified the results of MSLO as discontinued operations in our unaudited condensed consolidated statements of operations and cash flows for all periods presented.  Additionally, the related assets and liabilities directly associated with MSLO are classified as held for disposition from discontinued operations in our condensed consolidated balance sheets for all periods presented.  All amounts included in the notes to the condensed consolidated financial statements relate to continuing operations unless otherwise noted.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2019

(UNAUDITED)

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

The Company disaggregates its revenue from continuing operations into two categories: licensing agreements and other, which is comprised of revenue from sources such as sales commissions and vendor placement commissions.

Commission revenues and vendor placement commission revenues are recorded in the period the commission is earned.

The Company entered into a transaction with a media company for which it receives advertising credits as part of the consideration exchanged. These transactions are recorded at the estimated fair value of the advertising credits received, as their fair value is deemed more readily determinable than the fair value of the trademark licensing right provided by the Company, in accordance with ASC 845, Nonmonetary Transactions. The fair value of the advertising credits are recorded in discontinued operations on the unaudited condensed consolidated statement of operations.

Restricted Cash

Restricted cash consists of cash deposited with a financial institution required as collateral for the Company’s cash-collateralized letter of credit facilities.

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees and other customers and its evaluation of their creditworthiness, payment history and account aging. Accounts receivable balances deemed to be uncollectible are written off after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $1.9 million and $1.8 million as of June 30, 2019 and December 31, 2018, respectively.

In June 2019, the Company completed the sale of MSLO.  As a result, accounts receivable, net decreased $16.6 million which was recorded within current assets classified as held for disposition from discontinued operations as of December 31, 2018. The Company’s accounts receivable, net amounted to $45.9 million and $49.6 million as of

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2019

(UNAUDITED)

June 30, 2019 and December 31, 2018, respectively. Two licensees accounted for approximately 47%  (27% and 20%) of the Company’s total consolidated accounts receivable balance as of June 30, 2019 and two licensees accounted for approximately 41%  (25%, and 16%) of the Company’s total consolidated accounts receivable balance as of December 31, 2018. The Company does not believe the accounts receivable balance from these licensees represents a significant collection risk based on past collection experience.

Investments

The Company accounts for equity securities under ASC 321, Investments – Equity Securities (“ASC 321”). Such securities are reported at fair value in the condensed consolidated balance sheets and, at the time of purchase, are reported in the condensed consolidated statements of cash flows as an investing activity. Gains and losses on equity securities are recognized through continuing operations.  The Company recognized a gain on its equity securities of less than $0.1 million and $0.3 million recorded in other income from continuing operations on the condensed consolidated statements of operations for the three and six months ended June 30, 2019, respectively.  No gain or loss was recorded in other income for the three and six months ended June 30, 2018.

Equity Method Investment

For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation, the Company uses the equity method of accounting. On July 1, 2016, the Company acquired a 49.9% noncontrolling interest in Gaiam Pty. Ltd. in connection with its acquisition of Gaiam Brand Holdco, LLC, which is included in other assets in the condensed consolidated balance sheets. The Company’s share of earnings from its equity method investee, which was not material for the three and six months ended June 30, 2019 and 2018, is included in other income from continuing operations in the unaudited condensed consolidated statements of operations.

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

In June 2019, the Company completed the sale of MSLO.  As a result, indefinite-lived intangible assets decreased by $330.1 million which was recorded within assets classified as held for disposition from discontinued operations as of December 31, 2018.  During the first quarter of 2019, the Company recorded non-cash impairment charges of $161.2 million for indefinite-lived intangible assets related to the Martha Stewart and Emeril Lagasse trademarks.  The impairments arose as a result of the sale process for the Martha Stewart and Emeril Lagasse brands (as discussed in Note 3) due to the difference in the fair value as indicated by the sales price as compared to the carrying values of the intangible assets included in the transaction.  The sale of the Martha Stewart and Emeril Lagasse brands was approved by the Board of Directors on April 15, 2019, to allow the Company to achieve one of its top priorities in significantly reducing its debt.  Going forward the Company’s strategy is to focus on higher margin brands that are well suited for growing health,

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2019

(UNAUDITED)

wellness and beauty categories. These charges are included in discontinued operations in the unaudited condensed consolidated statements of operations.  See Note 3 and Note 7.

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

Leases

The Company has operating leases for certain properties for its offices and showrooms and for copiers. The Company adopted ASU No. 2016-02 Leases (“ASU 2016-02” or “ASC 842”) as of January 1, 2019 using the modified retrospective method as of the period of adoption.  The Company elected the package of practical expedients upon transition where the Company did not reassess the lease classification and initial direct costs for leases that existed prior to adoption.  Additionally, the Company did not reassess contracts entered into prior to adoption to determine whether the arrangement was or contained a lease.  In accordance with ASU 2016-02, for leases over twelve months the Company records a right-of-use asset and a lease liability representing the present value of future lease payments.  Rent expense is recognized on a straight-line basis over the term of the lease.  See Note 6 for further information.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2019

(UNAUDITED)

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

The Company applies the Financial Accounting Standards Board (“FASB”) guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the the six months ended June 30, 2019 and year ended December 31, 2018, the Company did not have any reserves or interest and penalties to record through current income tax expense in accordance with ASC 740, Income Taxes (“ASC 740”). Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2015 through December 31, 2018.

Earnings Per Share

Basic earnings (loss) per share (“EPS”) from continuing and discontinued operations is computed by dividing net income (loss) from continuing and discontinued operations attributable to Sequential Brands Group, Inc. and Subsidiaries by the weighted-average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the reporting period, including stock options, PSUs and warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive. Basic weighted-average common shares outstanding is equivalent to diluted weighted-average common shares outstanding for the quarter and six months ended June 30, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic weighted-average common shares outstanding	64,685,188	63,583,280	64,454,718	63,408,679
Performance based restricted stock	—	12,138	—	40,094
Unvested restricted stock	—	434,554	—	880,535
Diluted weighted-average common shares outstanding	64,685,188	64,029,972	64,454,718	64,329,308

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2019

(UNAUDITED)

The computation of diluted EPS for the three and six months ended June 30, 2019 and 2018 would exclude the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Warrants	—	332,000	—	332,000
Unvested restricted stock	531,305	840,066	712,427	357,501
Stock options	—	58,500	—	58,500
Total	531,305	1,230,566	712,427	748,001

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash, restricted cash and accounts receivable. Cash is held to meet working capital needs and future acquisitions. Restricted cash is pledged as collateral for a comparable amount of irrevocable standby letters of credit for certain of the Company’s leased properties. Substantially all of the Company’s cash and restricted cash are deposited with high quality financial institutions. At times, however, such cash and restricted cash may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts as of June 30, 2019.

Concentration of credit risk with respect to accounts receivable is minimal due to the collection history. The Company performs periodic credit evaluations of its customers’ financial condition. The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable.

Customer Concentrations

The Company recorded net revenues from continuing operations of $26.4 million and $33.1 million during the three months ended June 30, 2019 and 2018, respectively. During the three months ended June 30, 2019, three licensees represented at least 10% of net revenue from continuing operations, accounting for 23%,  17% and 15% of the Company’s net revenue from continuing operations. During the three months ended June 30, 2018, two licensees represented at least 10% of net revenue from continuing operations, accounting for 18% and 12% of the Company’s net revenue from continuing operations.

The Company recorded net revenues from continuing operations of $51.9 million and $62.6 million during the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, three licensees represented at least 10% of net revenue from continuing operations, accounting for 20%,  16% and 14% of the Company’s net revenue from continuing operations. During the six months ended June 30, 2018, two licensees represented at least 10% of net revenue from continuing operations, accounting for 16% and 13% of the Company’s net revenue from continuing operations.

Loss Contingencies

The Company recognizes contingent losses that are both probable and estimable. In this context, probable means circumstances under which events are likely to occur. The Company records legal costs pertaining to contingencies as incurred.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2019

(UNAUDITED)

Noncontrolling Interest

Noncontrolling interest recorded for the three and six months ended June 30, 2019 in continuing operations represents income allocations to Elan Polo International, Inc., a member of DVS Footwear International, LLC and With You, Inc., a member of With You LLC (the partnership between the Company and Jessica Simpson).

Discontinued Operations

The Company accounted for the sale of MSLO in accordance with ASC 360, Accounting for Impairment or Disposal of Long-Lived Assets (“ASC 360”) and Accounting Standard Update No. 2014-08, “Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”).  The Company followed the held-for-sale criteria as defined in ASC 360.  ASC 360 requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the statements of operations. Assets and liabilities are also reclassified into separate line items on the related balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items.  ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2019

(UNAUDITED)

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

3.         Discontinued Operations

On June 10, 2019, the Company completed the sale of MSLO, a Delaware corporation and a wholly-owned subsidiary of the Company, for $166 million in cash consideration, plus additional amounts in respect of pre-closing accounts receivable that are received after the closing, subject to certain adjustments, pursuant to the Purchase Agreement with the Buyer entered into on April 16, 2019.  In addition, the Purchase Agreement provides for an earnout of up to $40,000,000 if certain performance targets are achieved during the three calendar years ending December 31, 2020, December 31, 2021 and December 31, 2022.  MSLO and its subsidiaries were engaged in the business of promoting, marketing and licensing the Martha Stewart and the Emeril Lagasse brands through various distribution channels.  The Company recorded a pre-tax loss of $2.0 million on the sale of MSLO during the three months ended June 30, 2019 which is recorded in discontinued operations in the unaudited condensed consolidated statements of operations.

During the first quarter of 2019, the Company recorded non-cash impairment charges of $161.2 million for indefinite-lived intangible assets related to the Martha Stewart and Emeril Lagasse trademarks.  The impairments arose during the sale process for the Martha Stewart and Emeril Lagasse brands due to the difference in the fair value as indicated by the sales price as compared to the carrying values of the intangible assets included in the transaction.  The sale of the Martha Stewart and Emeril Lagasse brands was approved by the Board of Directors on April 15, 2019, to allow the Company to achieve one of its top priorities in significantly reducing its debt.  Going forward the Company’s strategy is to focus on higher margin brands that are well suited for growing health, wellness and beauty categories.  These charges are included in discontinued operations in the unaudited condensed consolidated statements of operations.    The Company recorded a net loss from discontinued operations of $1.3 million and $121.9 million for the three and six months ended June 30, 2019.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2019

(UNAUDITED)

The financial results of MSLO through June 30, 2019 are presented as (loss) income from discontinued operations, net of taxes in the unaudited condensed consolidated statements of operations.  The following table presents the discontinued operations unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net revenue	$7,383	$9,081	$18,771	$17,722
Operating expenses	9,164	5,021	16,389	9,779
Impairment charges	-	-	161,224	-
Loss on sale of MSLO	2,008	-	2,008	-
(Loss) income from operations	(3,789)	4,060	(160,850)	7,943
Other expense	-	-	100	-
Interest expense	1,769	1,697	3,570	3,293
(Loss) income from discontinued operations before income taxes	(5,558)	2,363	(164,520)	4,650
(Benefit from) provision for income taxes	(4,249)	975	(42,637)	1,919
Net (loss) income from discontinued operations	$(1,309)	$1,388	$(121,883)	$2,731

The Company used cash proceeds from the MSLO sale to make mandatory prepayments of $109.6 million on the Revolving Credit Facility and voluntary prepayments of $44.4 million on its Tranche A-1 Term Loans (see Note 8).  In accordance with ASC 205-20-45-6, Presentation of Financial Statements – Discontinued Operations, the Company has allocated interest expense of $1.8 million and $1.7 million for the three months ended June 30, 2019 and 2018, respectively, related to the portion of debt that was required to be paid as part of the transaction and accretion on MS Legacy (as defined in Note 4) and guaranteed payments.  The Company allocated interest expense of $3.6 million and $3.3 million for the six months ended June 30, 2019 and 2018, respectively, related to the portion of debt that was required to be paid as part of the transaction and accretion on MS Legacy and guaranteed payments.

During the three and six months ended June 30, 2019, the Company recorded $5.6 million and $5.9 million, respectively, in transaction costs directly related to the sale of MSLO which are recorded in discontinued operations in the unaudited condensed consolidated statements of operations.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2019

(UNAUDITED)

The following table presents the assets and liabilities classified as held for sale from discontinued operations as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(Unaudited)
Carrying amount of assets included as part of discontinued operations:
Current Assets:
Accounts receivable, net	$-	$16,602
Prepaid expenses and other current assets	10,219	7,243
Total current assets classified as held for disposition from discontinued operations	10,219	23,845

Property and equipment, net	-	580
Intangible assets, net	-	330,084
Total assets classified as held for disposition from discontinued operations	$10,219	$354,509

Carrying amount of liabilities included as part of discontinued operations:
Current Liabilities:
Accounts payable and accrued expenses	$3,875	$11,927
Current portion of deferred revenue	-	3,523
Total current liabilities classified as held for disposition from discontinued operations	3,875	15,450

Deferred income taxes	-	34,938
Other long-term liabilities	-	3,629
Total liabilities classified as held for disposition from discontinued operations	$3,875	$54,017

The prepaid expenses and other current assets at June 30, 2019 consists of  a $10.2 million receivable due to the Company from the Buyer in accordance with the terms of the Purchase Agreement.

The following table presents the cash flow from discontinued operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by discontinued operating activities	$6,955	$3,364
Net cash used in discontinued investing activities	$(44)	$(34)
Net cash used in discontinued financing activities	$(574)	$(650)

4.           Fair Value Measurement of Financial Instruments

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2019

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

In June 2019, the Company completed the sale of MSLO.  As a result, indefinite-lived intangible assets decreased by $330.1 million which was recorded within assets classified as held for disposition from discontinued operations as of December 31, 2018.  During the first quarter of 2019, the Company had recorded non-cash impairment charges of $161.2 million for these indefinite-lived intangible assets related to the Martha Stewart and Emeril Lagasse trademarks.  The impairments arose during the sale process for the Martha Stewart and Emeril Lagasse brands (as discussed in Notes 3 and 7) due to the difference in the fair value as indicated by the sales price as compared to the carrying values of the intangible assets included in the transaction.  The sale of the Martha Stewart and Emeril Lagasse brands was approved by the Board of Directors during the second quarter of 2019, to allow the Company to achieve one of its top priorities in significantly reducing its debt.  Going forward the Company’s strategy is to focus on higher margin brands that are well suited for growing health, wellness and beauty categories.

As of June 30, 2019 and December 31, 2018, there were no assets or liabilities that are required to be measured at fair value on a recurring basis, except for interest rate swaps and equity securities. The following table sets forth the

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2019

(UNAUDITED)

carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at June 30, 2019 and December 31, 2018:

		Carrying Value		Fair Value
Financial Instrument	Level	6/30/2019	12/31/2018	6/30/2019	12/31/2018
	(in thousands)
Equity securities	1	$956	$627	$956	$627
Interest rate swaps - liability	2	$7,043	$2,019	$7,043	$2,019
Term loans	2	$461,331	$519,850	$458,206	$515,742
Revolving loan	2	$5,358	$115,000	$5,353	$114,827

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

The Company’s risk management objective and strategy with respect to the 2018 Swap Agreements is to reduce its exposure to variability in cash flows on a portion of the Company’s floating-rate debt.  The 2018 Swap Agreements protect the Company from increases in changes in its cash flows attributable to changes in a contractually specified interest rate on an amount of borrowing equal to the then outstanding swap notional.  The Company periodically assesses the effectiveness of the hedges (both prospective and retrospective) by performing a single regression analysis that was prepared at the inception of the hedging relationship.  To the extent a hedging relationship is highly effective, the gain or loss on the swap will be recorded in accumulated other comprehensive loss and reclassified into interest expense in the same period during which the hedged transactions affect earnings.

During the quarter ended June 30, 2019, the Company determined that a portion of one of the hedges was no longer effective due to the repayment of certain debt with the proceeds from the sale of MSLO (see Note 8).  As a result, in accordance with ASC 815-30-40-6A, the Company de-designated it as a cash flow hedge and reclassified a loss of $0.4 million from other comprehensive loss to other expense in the unaudited condensed consolidated statement of operations.  Changes in the fair value of the de-designated interest rate swap after the de-designation date will be recognized through continuing operations.  The Company recorded a loss of $0.5 million in other expense from continuing operations in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2019.

The components of the 2018 Swap Agreements as of June 30, 2019 are as follows:

	Notional Value	Derivative Asset	Derivative Liability
	(in thousands)
LIBOR based loans	$300,000	$—	$7,043

For purposes of this fair value disclosure, the Company based its fair value estimate for the Term Loans and Revolving Loan (each, as defined in Note 8 – both under and prior to the amendment) on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the loan agreements based on interest rates as of June 30, 2019 and December 31, 2018 for debt with similar risk characteristics and maturities.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2019

(UNAUDITED)

In June 2019, the Company completed the sale of MSLO.  As a result, Legacy Payments (as defined below) decreased by $2.6 million which was recorded in long-term liabilities held for disposition from discontinued operations as of December 31, 2018 as we are no longer party to the obligation. In connection with the previous acquisition of MSLO, beginning with calendar years commencing on or after January 1, 2026, the Company would have paid Ms. Stewart three and one-half percent (3.5%) of Gross Licensing Revenues (as defined in Ms. Stewart’s employment agreement) for each such calendar year for the remainder of Ms. Stewart’s life (with a minimum of five (5) years of payments, to be made to Ms. Stewart’s estate if Ms. Stewart died before December 31, 2030) (the “Legacy Payments”). The Company recorded less than $0.1 million and $0.1 million of accretion during the three months ended June 30, 2019 and 2018, respectively, related to the Legacy Payments which is recorded in discontinued operations in the unaudited condensed consolidated statements of operations.  The Company recorded $0.1 million of accretion during each of the six months ended June 30, 2019 and 2018 related to the Legacy Payments which is recorded in discontinued operations in the unaudited condensed consolidated statements of operations.

5.           Revenues

The Company has entered into various license agreements that provide revenues in exchange for use of the Company’s IP. Licensing agreements are the Company’s primary source of revenue. The Company also derives revenue from other sources such as editorial content for books, television sponsorships, commissions and vendor placement commissions.

Disaggregated Revenue

The following table presents revenue from continuing operations disaggregated by source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Licensing agreements	$26,407	$29,503	$51,775	$58,577
Other	8	3,623	164	4,012
Total	$26,415	$33,126	$51,939	$62,589

Contract Balances

Contract assets represent unbilled receivables and are presented within accounts receivable, net on the condensed consolidated balance sheets. Contract liabilities represent unearned revenues and are presented within the current portion of deferred revenue on the condensed consolidated balance sheets.

The below table summarizes the Company’s contract assets and contract liabilities:

	June 30,	December 31,
	2019	2018
	(in thousands)
Contract assets	$2,306	$2,484
Contract liabilities	3,844	4,923

In June 2019, the Company completed the sale of MSLO, as a result contract assets and liabilities decreased $0.7 million and $0.1 million, respectively, and are recorded in current assets and liabilities held for disposition from discontinued operations as of December 31, 2018.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2019

(UNAUDITED)

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

The below table summarizes amounts related to future performance obligations from continuing operations under fixed contractual arrangements as of June  30, 2019 and the periods in which they are expected to be earned and recognized as revenue:

	2019	2020	2021	2022	2023	Thereafter
Future Performance Obligations	$42,097	$37,870	$23,158	$2,818	$2,006	$244

The Company does not disclose the amount attributable to unsatisfied or partially satisfied performance obligations for variable revenue contracts in accordance with the optional exemption allowed for under ASC 606. The Company has categorized certain contracts as variable when there is a history and future expectation of exceeding guaranteed minimum royalties.

6.           Leases

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2019

(UNAUDITED)

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

The operating lease assets and liabilities recorded on the balance sheet as of June 30, 2019 are summarized as follows:

		June 30,
	Classification on Balance Sheet	2019
Assets		(in thousands)
Non-current	Right-of-use assets - operating leases	$48,862

Liabilities
Current	Current portion of lease liabilities - operating leases	$2,883
Non-current	Lease liabilities - operating leases	52,964
Total operating lease liabilities		$55,847

Weighted average remaining lease term (in years)		13.9

Rent expense is recognized on a straight-line basis over the term of the lease.  Rent expense for operating leases was $1.5 million for each of the three months ended June 30, 2019 and 2018.  Rent expense for operating leases was $3.1 million and $3.0 million for the six months ended June 30, 2019 and 2018, respectively.  Sublease income was $0.2 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively.  Sublease income was $0.4 million for each of the six months ended June 30, 2019 and 2018.  All of the aforementioned amounts are included in continuing operations.

As of June 30, 2019, the maturities of the Company’s lease liabilities were as follows (in thousands):

Operating Leases
2019 (remaining six months)	$3,254
2020	6,537
2021	6,247
2022	6,262
2023	6,277
Thereafter	58,320
Total minimum lease payments	86,897
Less: imputed interest	31,050
Lease liabilities	$55,847

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2019

(UNAUDITED)

7.           Intangible Assets

Intangible assets are summarized as follows:

		Gross
	Useful Lives	Carrying	Accumulated	Net Carrying
June 30, 2019	(Years)	Amount	Amortization	Amount
		(in thousands)
Finite-lived intangible assets:
Trademarks	5 - 15	$12,468	$(3,600)	$8,868
Customer agreements	4	2,200	(2,191)	9
Patents	10	361	(325)	36
		$15,029	$(6,116)	8,913
Indefinite-lived intangible assets:
Trademarks				625,024
Intangible assets, net				$633,937

		Gross
	Useful Lives	Carrying	Accumulated	Net Carrying
December 31, 2018	(Years)	Amount	Amortization	Amount
		(in thousands)
Finite-lived intangible assets:
Trademarks	5 - 15	$12,438	$(2,689)	$9,749
Customer agreements	4	2,200	(2,147)	53
Patents	10	361	(321)	40
		$14,999	$(5,157)	9,842
Indefinite-lived intangible assets:
Trademarks				624,985
Intangible assets, net				$634,827

Estimated future annual amortization expense for intangible assets in service as of June 30, 2019 is summarized as follows:

Years Ended June 30,	(in thousands)
Remainder of 2019	$924
2020	1,836
2021	1,833
2022	1,811
2023	1,385
Thereafter	1,124
$8,913

Amortization expense from continuing operations was approximately $0.5 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively.  Amortization expense from continuing operations was approximately $1.0 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

Finite-lived intangible assets represent trademarks, customer agreements and patents related to the Company’s brands. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2019

(UNAUDITED)

The carrying value of finite-lived intangible assets and other long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. As of June 30, 2019, the trademarks of Jessica Simpson, Avia, AND1, Joe’s, GAIAM, Caribbean Joe, and Ellen Tracy have been determined to have indefinite useful lives, and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company’s unaudited condensed consolidated statements of operations. Instead, each of these intangible assets are tested for impairment annually and as needed on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is performed as of October 1, the beginning of the Company’s fourth fiscal quarter.

In June 2019, the Company completed the sale of MSLO.  As a result, indefinite-lived intangible assets decreased by $330.1 million which was recorded within assets classified as held for disposition from discontinued operations as of December 31, 2018.  During the first quarter of 2019, the Company recorded non-cash impairment charges of $161.2 million for indefinite-lived intangible assets related to the Martha Stewart and Emeril Lagasse trademarks reflected in discontinued operations on the unaudited condensed consolidated statements of operations.  The impairments arose during the sale process for the Martha Stewart and Emeril Lagasse brands (as discussed in Note 3) due to the difference in the fair value as indicated by the sales price as compared to the carrying values of the intangible assets included in the transaction.  The sale of the Martha Stewart and Emeril Lagasse brands was approved by the Board of Directors during the second quarter of 2019, to allow the Company to achieve one of its top priorities in significantly reducing its debt.  Going forward the Company’s strategy is to focus on higher margin brands that are well suited for growing health, wellness and beauty categories.

During the three months ended June 30, 2018, the Company sold both the Revo and FUL trademarks. During the three and six months ended June 30, 2018, the Company incurred a loss on the sale of the assets of $2.0 million and $7.1 million, respectively.

8.           Long-Term Debt

The components of long-term debt are as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)
Secured Term Loans	$461,331	$519,850
Revolving Credit Facility	5,358	115,000
Unamortized deferred financing costs	(20,807)	(24,063)
Total long-term debt, net of unamortized deferred financing costs	445,882	610,787
Less: current portion of long-term debt	28,300	28,300
Long-term debt	$417,582	$582,487

August 2018 Debt Facilities

In June 2019, the Company completed the sale of MSLO.  The Company used cash proceeds from the MSLO sale to make mandatory prepayments of $109.6 million of the Revolving Credit Facility and voluntary prepayments of $44.4 million on its Tranche A-1 Term Loans.  The Company expensed $0.6 million of deferred financing costs, included in interest expense in the unaudited condensed consolidated statements of operations as a result of the partial paydown on the Tranche A-1 Term Loan.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2019

(UNAUDITED)

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

The loans under the New Amended BoA Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) with respect to the Amended Revolving Loans and the Amended Tranche A Loans (a) the LIBOR rate plus 3.50% per annum or (b) the base rate plus 2.50% per annum and (ii) with respect to the Amended Tranche A‑1 Loans (a) the LIBOR rate plus 7.00% per annum or (b) the base rate plus 6.00% per annum. The loans under the New Amended BoA Credit Agreement provide for interest rate reductions if certain leverage ratios are achieved, with minimum interest rates equal to (i) with respect to the Amended Revolving Loans and the Amended Tranche A Loans (a) the LIBOR rate plus 3.00% per annum or (b) the base rate plus 2.00% per annum and (ii) with respect to the Amended Tranche A-1 Loans (a) the LIBOR rate plus 6.00% per annum or (b) the base rate plus 5.00% per annum.  The undrawn portions of the Revolving Credit Commitments are subject to a commitment fee of 0.375% per annum.  As of June 30, 2019, we had $5.0 million available under the current revolving credit facility (the “Revolving Credit Facility”).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2019

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

The Company may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.80:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 3.00:1.00 and (b) with respect to any other increase, 2.90:1.00, subject to the satisfaction of certain conditions in the New Amended BoA Credit Agreement. At June 30, 2019, the Company is in compliance with the covenants included in the New Amended BoA Credit Agreement.

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

The New Amended FS/KKR Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the FS/KKR Facility Loan Parties and their subsidiaries. Moreover, the New Amended FS/KKR Credit Agreement contains financial covenants that require the FS/KKR Facility Loan Parties and their subsidiaries to satisfy (i) a maximum consolidated total leverage ratio, initially set at 7.25:1.00, decreasing over the term of the New Amended FS/KKR Credit Agreement until reaching a final maximum ratio of 6.25:1.00 for the fiscal quarter ending September 30, 2022 and thereafter and (ii) a maximum consolidated first lien leverage ratio, initially set at 3.875:1.00, decreasing over the term of the New Amended FS/KKR Credit Agreement until reaching a final maximum ratio of 2.875:1.00 for the fiscal quarter ending September 30, 2022 and thereafter.  At June 30, 2019, the Company is in compliance with the covenants included in the New Amended FS/KKR Credit Agreement.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2019

(UNAUDITED)

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

Interest Rate Swaps

On December 10, 2018, the Company entered into interest rate swap agreements related to its term loans (the “2018 Swap Agreements”) with certain financial institutions.  The Company recorded its interest rate swaps in accrued expense and other long-term liabilities on the condensed consolidated balance sheets at fair value using Level 2 inputs.  The 2018 Swap Agreements have a $300 million notional value, and $150 million matures on December 31, 2021 and $150 million matures on January 4, 2022.

The Company’s risk management objective and strategy with respect to the 2018 Swap Agreements is to reduce its exposure to variability in cash flows on a portion of the Company’s floating-rate debt.  The 2018 Swap Agreements protect the Company from changes in its cash flows attributable to changes in a contractually specified interest rate on an amount of borrowing equal to the then outstanding swap notional.  The Company periodically assesses the effectiveness of the hedges (both prospective and retrospective) by performing a single regression analysis that was prepared at the inception of the hedging relationship.  To the extent a hedging relationship is highly effective, the gain or loss on the swap will be recorded in accumulated other comprehensive loss and reclassified into interest expense in the same period during which the hedged transactions affect earnings.

During the quarter ended June 30, 2019, the Company determined that a portion of one of the hedges was no longer effective due to the repayment of certain debt with the proceeds from the sale of MSLO.  As a result, in accordance with ASC 815-30-40-6A, the Company de-designated it as a cash flow hedge and reclassified a loss of $0.4 million from other comprehensive loss to other expense in the unaudited condensed consolidated statements of operations.  Changes in the fair value of the de-designated interest rate swap after the de-designation date will be recognized through continuing operations.  The Company recorded a loss of $0.5 million in other expense from continuing operations in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2019.

9.          Commitments and Contingencies

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2019

(UNAUDITED)

10.           Stock-based Compensation

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2019:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual Life	Aggregate
	Options	Exercise Price	(in Years)	Intrinsic Value
	(in thousands, except share and per share data)
Outstanding - January 1, 2019	49,501	$10.22	2.3	$—
Granted	—	—
Exercised	—	—
Forfeited or canceled	(10,000)	(13.68)
Outstanding at June 30, 2019	39,501	$9.34	2.2	$—
Exercisable - June 30, 2019	39,501	$9.34	2.2	$—

There was no compensation expense related to stock options for the three and six months ended June 30, 2019 and 2018. At June 30, 2019, there is no unrecognized compensation expense related to stock options and no unvested stock options.

Warrants

The following table summarizes the Company’s outstanding warrants for the six months ended June 30, 2019:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual Life	Aggregate
	Warrants	Exercise Price	(in Years)	Intrinsic Value
	(in thousands, except share and per share data)
Outstanding - January 1, 2019	200,000	$13.32	6.4	$—
Granted	—	—
Exercised	—	—
Forfeited or canceled	—	—
Outstanding at June 30, 2019	200,000	$13.32	5.9	$—
Exercisable - June 30, 2019	200,000	$13.32	5.9	$—

There was no compensation expense related to warrants for the three and six months ended June 30, 2019 and 2018. At June 30, 2019, there is no unrecognized compensation expense related to warrants and no unvested warrants.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2019

(UNAUDITED)

Restricted Stock

A summary of the time-based restricted stock activity for the six months ended June 30, 2019 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
		Grant Date Fair	Contractual Life
	Number of Shares	Value	(in Years)

Unvested - January 1, 2019	292,989	$3.72	0.9
Granted	464,576	0.86
Vested	(235,296)	(1.70)
Unvested - June 30, 2019	522,269	$2.09	1.0

During the three and six months ended June 30, 2019, the Company granted 464,576 shares of time-based restricted stock to members of the Company’s board of directors. These shares had a grant date fair value of $0.4 million and vest over a period of one year. The Company recorded less than $0.1 million during each of the three and six months ended June 30, 2019 as compensation expense from continuing operations pertaining to these grants.

During the three and six months ended June 30, 2018, the Company granted 235,296 shares of time-based restricted stock to members of the Company’s board of directors. These shares had a grant date fair value of $0.4 million and vest over a period of one year. The Company recorded less than $0.1 million and $0.1 million during the three and six months ended June 30, 2019 as compensation expense from continuing operations pertaining to these grants.  The Company recorded $0.1 million during each of the three and six months ended June 30, 2018 as compensation expense from continuing operations pertaining to these grants.

Total compensation expense from continuing operations related to time-based restricted stock grants for each of the three months ended June 30, 2019 and 2018 was $0.1 million. Total compensation expense from continuing operations related to time-based restricted stock grants for each of the six months ended June 30, 2019 and 2018 was $0.2 million and $0.3 million, respectively. Total unrecognized compensation expense from continuing operations related to time-based restricted stock grants at June 30, 2019 amounted to $0.4 million and is expected to be recognized over a weighted-average period of 1.0 year.

Restricted Stock Units

A summary of the time-based restricted stock units activity for the six months ended June 30, 2019 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
		Grant Date Fair	Contractual Life
	Number of Shares	Value	(in Years)

Unvested - January 1, 2019	1,615,953	$2.24	2.2
Granted	—	—
Vested	(551,519)	(2.86)
Forfeited or canceled	(40,000)	(1.76)
Unvested - June 30, 2019	1,024,434	$1.92	1.9

The Company did not grant time-based restricted stock units during the three and six months ended June 30, 2019.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2019

(UNAUDITED)

During the six months ended June 30, 2018, the Company granted 1,310,257 time-based restricted stock units to certain employees and consultants for future services. These shares of time-based restricted stock units had a grant date fair value of $2.3 million and vest immediately to over a period of five years. The Company recorded $0.1 million and $0.3 million during the three months ended June 30, 2019 and 2018, respectively, as compensation expense from continuing operations pertaining to these grants.  The Company recorded $0.2 million and $0.6 million during the six months ended June 30, 2019 and 2018, respectively, as compensation expense from continuing operations pertaining to these grants.

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

Total compensation expense from continuing operations related to time-based restricted stock unit grants for the three months ended June 30, 2019 and 2018 was $0.5 million and $0.6 million, respectively. Total compensation expense from continuing operations related to time-based restricted stock unit grants for the six months ended June 30, 2019 and 2018 was $0.8 million and $1.0 million, respectively. Total unrecognized compensation expense from continuing operations related to time-based restricted stock unit grants at June 30, 2019 amounted to $0.9 million and is expected to be recognized over a weighted-average period of 1.9 years.

Performance Stock Units

A summary of the PSUs activity for the six months ended June 30, 2019 is as follows:

	0
			Weighted-Average
		Weighted-Average	Remaining
		Grant Date Fair	Contractual Life
	Number of Shares	Value	(in Years)

Unvested - January 1, 2019	2,219,818	$4.47	0.8
Granted	—	—
Vested	(289,671)	(4.68)
Forfeited or canceled	(350,913)	(6.29)
Unvested - June 30, 2019	1,579,234	$4.03	0.8

On March 27, 2019, the Compensation Committee voted to approve, on a discretionary basis, vesting of 231,396 PSUs to employees and consultants previously granted during the years ended December 31, 2016, 2017 and 2018 subject to achievement of certain of the Company’s performance metrics within each fiscal year. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants. Total compensation expense related to these PSUs of $0.2 million was recorded as operating expenses from continuing operations in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2019.

During the six months ended June 30, 2018, the Company granted 200,000 PSUs to an employee upon their commencement of employment with the Company. These PSUs had a grant date fair value of $0.5 million, vest over a period of two years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned. The Company did not record any compensation expense during the three and six months ended June 30, 2019 and 2018 as the likelihood of these PSUs being earned was not considered probable.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2019

(UNAUDITED)

During the six months ended June 30, 2018, the Company granted 250,000 PSUs to a consultant pursuant to their endorsement agreement. The PSUs had a grant date fair value of $0.5 million, vest over a period of five years and require achievement of certain sales targets within each fiscal year for such PSUs to be earned. The Company did not record any compensation expense during the three and six months ended June 30, 2019 as the likelihood of these PSUs being earned was not considered probable.

On February 20, 2018, the Compensation Committee voted to approve, on a discretionary basis, vesting of 208,883 PSUs to employees and consultants previously granted during the years ended December 31, 2016 and 2017 subject to achievement of certain of the Company’s performance metrics within each fiscal year. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants. Total compensation expense from continuing operations related to these PSUs of $0.5 million was recorded as operating expenses from continuing operations in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2018.

No compensation expense was recorded for the three months ended June 30, 2019 due to the achievement of performance metrics not being deemed probable.  Total compensation expense from continuing operations related to the PSUs for the three months ended June 30, 2018 was $0.1 million.  Total compensation expense from continuing operations related to the PSUs for the six months ended June 30, 2019 and 2018 was $0.2 million and $0.6 million, respectively.

11.          Related Party Transactions

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

The Company paid TCP $0.2 million for services under the Amended TCP Agreement during the six months ended June 30, 2019.  The Company paid TCP $0.5 million for services under the Amended TCP Agreement during the six months ended June 30, 2018.  At June 30, 2019 and December 31, 2018, there were $0.2 million due to TCP for services.  The Company paid $1.8 million in transaction fees to TCP related to the sale of MSLO during the six months ended June 30, 2019.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2019

(UNAUDITED)

In 2016, the TCP employee was granted 200,000 PSUs, vesting over three years in increments of 33.3% for 2017, 33.3% for 2018 and 33.4% for 2019. In 2018, the TCP employee was granted 150,000 shares of time-based restricted stock units, vesting over a three year period and 300,000 shares of time-based restricted stock units, vesting over a three year period with 25% vesting immediately. The Company paid the TCP Employee $0.1 million for services under the consulting arrangement during each of the three-month periods ended June 30, 2019 and 2018. The Company paid the TCP Employee $0.2 million for services under the consulting arrangement during each of the six-month periods ended June 30, 2019 and 2018. These amounts are included in operating expenses from continuing operations in the Company’s unaudited condensed consolidated financial statements. At June 30, 2019 and December 31, 2018, less than $0.1 million was due to the TCP Employee.

Transactions with Tommie Copper, Inc.

The Company entered into an agreement with Tommie Copper, Inc. (“TCI”), an affiliate of TCP, under which the Company received a fee for facilitating certain distribution arrangements. The Company recorded $3.1 million of revenue from continuing operations for the three and six months ended June 30, 2018. At June 30, 2019 and December 31, 2018, the Company had a current receivable of $1.4 million and $1.1 million, respectively, from TCI in accounts receivable and a long-term receivable of $1.4 million and $1.9 million, respectively, from TCI in other assets in the unaudited condensed consolidated balance sheets.

Transactions with E.S. Originals, Inc.

A division president of the Company maintains a passive ownership interest in one of the Company’s licensees, E.S. Originals, Inc. (“ESO”). The Company receives royalties from ESO under license agreements for certain of the Company’s brands in the footwear category. The Company recorded $1.2 million and $1.6 million of revenue from continuing operations for the three months ended June 30, 2019 and 2018, respectively, for royalties, commission, and advertising revenue earned from ESO license agreements. The Company recorded $2.5 million and $3.5 million of revenue from continuing operations for the six months ended June 30, 2019 and 2018, respectively, for royalties, commission, and advertising revenue earned from ESO license agreements. At June 30, 2019 and December 31, 2018, the Company had $4.9 million and $6.2 million, respectively, as accounts receivable and $1.5 million and $1.9 million, respectively, as a long term receivable in other assets from ESO in the unaudited condensed consolidated balance sheets.

In addition, the Company entered into a license-back agreement with ESO under which the Company reacquired the rights to certain international territories in order to re-license these rights to an unrelated party. The Company recorded less than $0.1 million in license-back expense from continuing operations for each of the three months ended June 30, 2019 and 2018.  The Company recorded $0.1 million in license-back expense from continuing operations for each of the six months ended June 30, 2019 and 2018.

Transactions with Centric Brands Inc. (f/k/a Differential Brands Group, Inc.)

During the fourth quarter of 2018, Centric Brands, Inc. (“Centric”), an affiliate of TCP, acquired a significant portion of Global Brands Group Holding Limited’s (“GBG”) North American licensing business.  The Company recorded approximately $1.5 million and $3.2 million for royalty revenue earned from the Centric license agreement for the three and six months ended June 30, 2019.  At June 30, 2019, no amounts were due from Centric. At December 31, 2018, the Company had $0.8 million recorded as accounts receivable from Centric in the unaudited condensed consolidated balance sheets, respectively.  At June 30, 2019, the Company had accrued $0.5 million payable as accounts payable and accrued expenses to Centric in the unaudited condensed consolidated balance sheet.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2019

(UNAUDITED)

Acquisition of FUL

On November 17, 2014, the Company made a strategic investment in FUL IP. FUL IP is a collaborative investment between the Company and JALP. FUL IP was formed for the purpose of licensing the FUL trademark to third parties in connection with the manufacturing, distribution, marketing and sale of FUL branded bags, backpacks, duffels, luggage and apparel accessories. JALP contributed the FUL trademark with a fair value of $8.9 million. In exchange for a 50.5% economic interest in FUL IP, the Company paid JALP $4.5 million. JALP’s minority member interest in FUL IP has been reflected as noncontrolling interest on the Company’s condensed consolidated balance sheets. One of the Company’s directors, Mr. Al Gossett, has a partial ownership interest in JALP. The Company sold the FUL trademark and incurred a loss on the sale of the trademark of $2.0 million during the year ended December 31, 2018. No noncontrolling interest was recorded during the three and six months ended June 30, 2019.  There was $0.7 million of noncontrolling interest loss recorded during the three and six months ended June 30, 2018 in continuing operations.

IP License Agreement and Intangible Asset Agreement

In June 2019, the Company completed the sale of MSLO.  As a result, accounts payable and accrued expenses decreased by $2.8 million and other long-term liabilities decreased by $1.1 million which was recorded within assets classified as held for disposition from discontinued operations as of December 31, 2018.

In connection with the transactions contemplated by the previous acquisition of MSLO (the “Mergers”), MSLO entered into an Amended and Restated Asset License Agreement (“Intangible Asset Agreement”) and Amended and Restated Intellectual Property License and Preservation Agreement (“IP License Agreement” and, together with the Intangible Asset Agreement, the “IP Agreements”) pursuant to which Ms. Martha Stewart licensed certain intellectual property to MSLO. The IP Agreements granted the Company the right to use of certain properties owned by Ms. Stewart.

The Intangible Asset Agreement had an initial term commencing at December 4, 2015 and ending on December 31, 2020, provided that the term will automatically be renewed for five additional calendar years ending December 31, 2025 (subject to earlier termination as provided in Ms. Stewart’s employment agreement) if either the aggregate gross licensing revenues (as defined in Ms. Stewart’s employment agreement) for calendar years 2018 through 2020 exceed $195 million or the gross licensing revenues for calendar year 2020 equal or exceed $65 million. During the term of the Intangible Asset Agreement with the Company, Lifestyle Research Center LLC will be entitled to receive a guaranteed annual payment of $1.7 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company plus reimbursable expenses. The Company has paid Lifestyle Research Center LLC $0.3 million and $0.2 million in connection with other related services during the three months ended June 30, 2019 and 2018, respectively, which is recorded in discontinued operations on the unaudited condensed consolidated statement of operations. The Company has paid Lifestyle Research Center LLC $0.8 million and $0.3 million in connection with other related services during the six months ended June 30, 2019 and 2018, respectively, which is recorded in discontinued operations on the unaudited condensed consolidated statement of operations.

During the term of the IP License Agreement with the Company, Ms. Stewart was entitled to receive a guaranteed annual payment of $1.3 million, which amounts were being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company. During each of the three months ended June 30, 2019 and 2018 the Company made payments of $0.2 million and $0.3 million to Ms. Stewart in connection with the terms of the IP License Agreement. The IP License Agreement with the Company ended as of June 10, 2019.

During the three months ended June 30, 2019 and 2018, the Company expensed non-cash interest of less than $0.1 million and $0.1 million related to the accretion of the present value of these guaranteed contractual payments, which is recorded in discontinued operation on the unaudited condensed consolidated statements of operations.  During the six months ended June 30, 2019 and 2018, the Company expensed non-cash interest of $0.1 million and $0.2 million,

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2019

(UNAUDITED)

respectively, related to the accretion of the present value of these guaranteed contractual payments, which is recorded in discontinued operations on the unaudited condensed consolidated statements of operations.

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

Licensing and Brand Management Business

We own a portfolio of consumer brands in the active and fashion categories, including Jessica Simpson, AND1, Avia, Joe’s and GAIAM. We aim to maximize the value of our brands by promoting, marketing and licensing the brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories. Our core strategy is to enhance and monetize the global reach of our existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify our portfolio of brands.

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

Our business is designed to maximize the value of our brands through license agreements with partners that are responsible for manufacturing and distributing our licensed products. Our brands are licensed for a broad range of product categories, including apparel, footwear and fashion accessories. We seek to select licensees who have demonstrated the ability to produce and sell quality products in their respective licensed categories and have the capability to meet or exceed the minimum sales thresholds and guaranteed minimum royalty payments that we generally require.

We license our brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of June 30, 2019, we had approximately one-hundred licensees, with wholesale licensees comprising a significant majority.

Our license agreements typically require a licensee to pay us royalties based upon net sales and, in most cases, contain guaranteed minimum royalties. Our license agreements often require licensees to support the brands by either paying or spending contractually guaranteed minimum amounts for the marketing and advertising of the respective licensed brands. As of June 30, 2019, we had contractual rights to receive an aggregate of $237.9 million in minimum royalty and marketing and advertising revenue from our licensees through the balance of the current terms of such licenses, excluding any renewal option periods.

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

Due to the sale of MSLO during the second quarter of 2019 (see Note 3 in the Form 10-Q), we have classified the results of MSLO as discontinued operations in our unaudited condensed consolidated statement of operations for all periods presented.  The related assets and liabilities directly associated with MSLO are classified as held for disposition from discontinued operations in our condensed consolidated balance sheets for all periods presented.

In June 2019, the Company completed the sale of MSLO.  As a result, indefinite-lived intangible assets decreased by $330.1 million which was recorded within assets classified as held for disposition from discontinued operations as of December 31, 2018.  During the first quarter of 2019, the Company recorded non-cash impairment charges of $161.2 million for indefinite-lived intangible assets related to the Martha Stewart and Emeril Lagasse trademarks.  The impairments arose during the sale process for the Martha Stewart and Emeril Lagasse brands due to the difference in the fair value as indicated by the sales price as compared to the carrying values of the intangible assets included in the transaction.  The sale of the Martha Stewart and Emeril Lagasse brands was approved by the Board of Directors on April 15, 2019, to allow the Company to achieve one of its top priorities in significantly reducing its debt.  Going forward the Company’s strategy is to focus on higher margin brands that are well suited for growing health, wellness and beauty categories.    These charges are included in the loss from discontinued operations in the unaudited condensed consolidated statements of operations.  See Note 3, Note 4 and Note 7 for further information.

Please refer to our Annual Report on Form 10‑K for the year ended December 31, 2018, filed with the SEC on March 14, 2019, for a discussion of our critical accounting policies. During the six months ended June 30, 2019, there were no material changes to these policies, except for the adoption of ASC 842, Leases and the sale of MSLO resulting in discontinued operations reporting.  See Note 2 and Note 6 in this Form 10-Q for further information on our adoption of ASC 842.  See Note 2 and Note 3 in this Form 10-Q for further information on discontinued operations.

Results of  Operations

All amounts discussed herein relate to continuing operations unless otherwise noted.

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Three Months Ended June 30,		Better/(Worse)
	2019	2018	(Dollars)
	(in thousands, except percentages)
Net revenue	$26,415	$33,126	$(6,711)
Operating expenses	13,907	13,428	(479)
Loss on sale of asset	-	1,975	1,975
Income from continuing operations	12,508	17,723	(5,215)
Other expense	829	31	(798)
Interest expense, net	13,893	13,950	57
(Loss) income from continuing operations before income taxes	(2,214)	3,742	(5,956)
(Benefit from) provision for income taxes	(379)	441	(820)
(Loss) income from continuing operations	(1,835)	3,301	(5,136)
Net income attributable to noncontrolling interests from continuing operations	(1,455)	(1,102)	(353)
(Loss) income from continuing operations attributable to Sequential Brands Group, Inc. and Subsidiaries	(3,290)	2,199	(5,489)
(Loss) income from discontinued operations, net of income taxes	(1,309)	1,388	(2,697)
Net (loss) income attributable to Sequential Brands Group, Inc. and Subsidiaries	$(4,599)	$3,587	$(8,186)

Net revenue.  Net revenue decreased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  The period-over-period changes in net revenue were primarily driven by decreases in revenue for Gaiam and Jessica Simpson, the absence of FUL and Revo revenue due to the sale of the trademarks in 2018 and the absence of revenue earned during the second quarter of 2018 for facilitating certain distribution arrangements.

Operating expenses. Operating expenses increased $0.5 million for the three months ended June 30, 2019 to $13.9 million compared to $13.4 million for the three months ended June 30, 2018.  This increase was primarily driven by increased legal costs of $0.4 million.

Loss on sale of asset.  During the three months ended June 30, 2018, we recorded a loss on sale of asset of $2.0 million related to the sale of the FUL trademark on May 30, 2018.

Other expense.  The increase of $0.8 million in other expense is driven by the loss on our interest rate swaps.

Interest expense, net.  Interest expense during the three months ended June 30, 2019 includes interest incurred under our loan agreements of $12.2 million, non-cash interest related to the amortization of deferred financing costs of $1.3 million and the expensing of $0.6 million of deferred financing costs as a result of the partial paydown of the Tranche A-1 Term Loan offset by non-cash interest income of $0.2 million related to the accretion of the present value of certain other payment arrangements.  Interest expense during the three months ended June 30, 2018 includes interest incurred under our loan agreements of $13.0 million, non-cash interest related to the amortization of deferred financing costs of $0.9 million.

Income taxes.    The benefit from income taxes in continuing operations for the three months ended June 30, 2019 differs from the statutory rate primarily for state, local and foreign jurisdiction taxes offset by benefits from taxes attributable to noncontrolling interest and further decreased by a provision, discrete to the second quarter, related to vested restricted stock and cancelled stock options.  The provision for income taxes for the three months ended June 30, 2018 differs from the statutory rate primarily for state, local and foreign jurisdiction taxes offset by benefits from taxes attributable to noncontrolling interest and further decreased by a provision, discrete to the first quarter, related to vested restricted stock and cancelled stock options.

Noncontrolling interests.  Noncontrolling interests for the three months ended June 30, 2019 represents net income allocations of $1.3 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson) and $0.2 million to Elan Polo International, Inc., a member of DVS LLC.  Noncontrolling interests for the three months ended June 30, 2018 represents net income allocations of $1.7 million to With You, Inc., a member of With You LLC, $0.2 million to Elan Polo International, Inc., a member of DVS LLC, and net loss allocation of $0.7 million to JALP.

Discontinued Operations. The Company completed the sale of MSLO during the three months ended June 30, 2019.  As a result, we have classified the results of MSLO as discontinued operations in our unaudited condensed consolidated statement of operations for all periods presented.  The related assets and liabilities directly associated with MSLO are classified as held for disposition from discontinued operations in our condensed consolidated balance sheets for all periods presented.  See Note 3 in this Form 10-Q for further discussion.

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

	Six Months Ended June 30,		Better/(Worse)
	2019	2018	(Dollars)
	(in thousands, except percentages)
Net revenue	$51,939	$62,589	$(10,650)
Operating expenses	29,453	26,719	(2,734)
Loss on sale of assets	-	7,117	7,117
Income from continuing operations	22,486	28,753	(6,267)
Other expense (income)	427	(104)	(531)
Interest expense, net	27,746	27,747	1
(Loss) income from continuing operations before income taxes	(5,687)	1,110	(6,797)
Benefit from income taxes	(620)	(544)	(76)
(Loss) income from continuing operations	(5,067)	1,654	(6,721)
Net income attributable to noncontrolling interests from continuing operations	(2,994)	(3,062)	68
Loss from continuing operations attributable to Sequential Brands Group, Inc. and Subsidiaries	(8,061)	(1,408)	(6,653)
(Loss) income from discontinued operations, net of income taxes	(121,883)	2,731	(124,614)
Net (loss) income attributable to Sequential Brands Group, Inc. and Subsidiaries	$(129,944)	$1,323	$(131,267)

Net revenue.  The decrease in net revenue for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 is primarily attributable to decreases in the Gaiam, Jessica Simpson and Ellen Tracy brands and the absence of revenue earned during the second quarter of 2018 for facilitating certain distribution arrangements.

Operating expenses. Operating expenses increased $2.7 million for the six months ended June 30, 2019 to $29.5 million compared to $26.7 million for the six months ended June 30, 2018.  This increase was primarily driven by increased advertising costs of $0.9 million, legal costs of $0.7 million, consulting fees of $0.2 million and compensation costs of $0.9 million.

Other expense (income).  Other expense during the six months ended June 30, 2019 consists of the loss on our interest rate swaps offset by the gain on our equity securities. Other (income) during the six months ended June 30, 2018 consists of immaterial items.

Interest expense, net.  Interest expense remained relatively flat compared to the prior year period.  Interest expense, net during the six months ended June 30, 2019 includes interest incurred under our loan agreements of $24.9 million, non-cash interest related to the amortization of deferred financing costs of $2.6 million and the expensing of $0.6 million of deferred financing costs as a result of the partial paydown of the Tranche A-1 Term Loan offset by non-cash interest income of $0.4 million related to the accretion of the present value of certain other payment arrangements.  Interest expense, net during the six months ended June 30, 2018 includes interest incurred under our loan agreements of $25.8 million and non-cash interest related to the amortization of deferred financing costs of $1.9 million.

Income taxes.    The benefit from income taxes in continuing operations for the six months ended June 30, 2019 differs from the statutory rate primarily for state, local and foreign jurisdiction taxes offset by benefits from taxes attributable to noncontrolling interest and further decreased by a provision, discrete to the second quarter, related to vested restricted stock and cancelled stock options.  The benefit from income taxes for the six months ended June 30, 2018 differs from the statutory rate primarily for state, local and foreign jurisdiction taxes offset by benefits from taxes attributable to noncontrolling interest and further decreased by a provision, discrete to the first quarter, related to vested restricted stock and cancelled stock options.

Noncontrolling interest. Noncontrolling interest for the six months ended June 30, 2019 represents net income allocations of $2.7 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson) and $0.3 million to Elan Polo International, Inc., a member of DVS LLC.  Noncontrolling interest for the six months ended June 30, 2018 represents net income allocations of $3.5 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson), $0.3 million to Elan Polo International, Inc., a member of DVS LLC, and net loss allocation of $0.7 million to JALP.

Discontinued Operations. The Company completed the sale of MSLO during the six months ended June 30, 2019.  As a result, we have classified the results of MSLO as discontinued operations in our unaudited condensed consolidated statement of operations for all periods presented.  The related assets and liabilities directly associated with MSLO are classified as held for disposition from discontinued operations in our condensed consolidated balance sheets for all periods presented.  See Note 3 in this Form 10-Q for further discussion.

Liquidity and Capital Resources

Refer to Note 8 to our condensed consolidated financial statements for a discussion of our borrowings under the Third Amended and Restated First Lien Credit Agreement with Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto and the Third Amended and Restated Credit Agreement with Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto.

As of June 30, 2019, we had cash on hand, including restricted cash, of $9.0 million and a net working capital balance (defined below) of $8.7 million.  Additionally, we had outstanding debt obligations under our loan agreements of $466.7 million, which is presented net of $20.9 million of deferred financing fees in the condensed consolidated balance sheets.  As of December 31, 2018, we had cash on hand, including restricted cash, of $16.1 million and a net working capital balance (defined below) of $19.6 million.  Additionally, we had outstanding debt obligations under our loan agreements of $634.9 million, which is presented net of $24.1 million of deferred financing fees in the condensed consolidated balance sheets.  Net working capital is defined as current assets minus current liabilities, excluding restricted cash and discontinued operations.  Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity.  As of June 30, 2019, we had $5.0 million available under the current revolving credit facility (the “Revolving Credit Facility”).  See Note 8 to our condensed consolidated financial statements for a description of certain financing transactions consummated by us.  There are no material capital expenditure commitments as of June 30, 2019.

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

Cash Flows from Continuing Operations

Cash flows from continuing operations from operating, financing and investing activities for the six months ended June 30, 2019 and 2018 are summarized in the following table:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Operating activities	$(7,779)	$13,360
Investing activities	165,811	512
Financing activities	(171,548)	(21,345)
Net decrease in cash and restricted cash	$(13,516)	$(7,473)

Operating Activities

Net cash provided by operating activities from continuing operations decreased $21.1 million to net cash used in operating activities of $7.8 million for the six months ended June 30, 2019 as compared to $13.3 million for the six months ended June 30, 2018.  The $21.1 million decrease period-over-period was primarily attributable to an increase in net loss of $6.7 million, decreases in other liabilities of $7.2 million and non-cash expenses of $14.7 million offset by increases in accounts receivable of $1.5 million, prepaid expenses and other assets of $3.1 million, accounts payable and accrued expenses of $2.9 million.

Investing Activities

Net cash provided by investing activities from continuing operations increased $165.3 million to $165.8 million for the six months ended months ended June 30, 2019 compared to $0.5 million for the six months ended June 30, 2018.  This change is driven primarily by the cash proceeds from the sale of MSLO of $165.9 million.

Financing Activities

Net cash used in financing activities from continuing operations for the six months ended June 30, 2019 increased $150.2 million to $171.5 million as compared to $21.3 million for the six months ended June 30, 2018.  During the six months ended June 30, 2019, we made principal payments of $14.2 million under our loan agreements in accordance with contractual terms as well as repaid $154 million of principal in connection with the sale of MSLO and made $3.1 million of distributions to certain noncontrolling interest partners.  During the six months ended June 30, 2018, we made principal payments of $14.8 million under our loan agreements in accordance with contractual terms and $4.2 million of distributions to certain noncontrolling interest partners.  During the six months ended June 30, 2019, we repurchased common stock from employees for tax withholding purposes related to the vesting of restricted stock of $0.2 million as compared to $2.0 million during the six months ended June 30, 2018.

Debt

As of June 30, 2019, we were party to the First Amendment to the Third Amended and Restated First Lien Credit Agreement with Bank of America, N.A. as administrative and collateral agent (the “New Amended BoA Credit Agreement”) and the First Amendment to the Third Amended and Restated Credit Agreement with Wilmington Trust, National Association as administrative agent and collateral agent (the “New Amended FS/KKR Credit Agreement”), referred to as our loan agreements.  Refer to Note 8 to our condensed consolidated financial statements for a discussion of our borrowings and the terms of these debt facilities.  As of June 30, 2019 and December 31, 2018, our long-term debt, including current portion, was $466.7 million and $634.9 million, respectively, which is presented net of $20.9 million and $24.1 million of deferred financing fees, respectively, in the condensed consolidated balance sheets.  As of June 30, 2019, we had $5.0 million available under the current revolving credit facility.  As of December 31, 2018, we had no availability under the current revolving credit facility.  We may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.80:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 3.00:1.00 and (b) with respect to any other increase, 2.90:1.00, subject to the satisfaction of certain conditions in the New Amended BoA Credit Agreement.  We may request one or more additional term loan facilities or the increase of term loan commitments under the New Amended FS/KKR Credit Agreement as would not cause the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, subject to the satisfaction of certain conditions in the New Amended FS/KKR Credit Agreement.  We made $14.2 million of principal repayments under our loan agreements during the six months ended June 30, 2019.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our earnings may also be affected by changes in LIBOR interest rates as a result of our loan agreements. As further discussed in Notes 4 and 8 to our accompanying unaudited condensed consolidated financial statements, we have entered into interest rate swaps to mitigate the effects of a change in LIBOR interest rates. An increase in LIBOR interest rates of one percent affecting the loan agreements would not have had a material effect on our results of operations during the three and six months ended June 30, 2019 and 2018.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act) as of June 30, 2019, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019 such that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.       Risk Factors

Cautionary Statements and Risk Factors

This Quarterly Report contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10‑K for the year ended December 31, 2018, filed with the SEC on March 14, 2019. There have been no material changes to such risk factors during the six months ended June 30, 2019 except those noted below:

Because the bid price of our ordinary shares is below the minimum requirement for the Nasdaq Capital Market, we cannot assure you that our common stock will continue to trade on that market or another national securities exchange.

On June 5, 2019, we received a notice from Nasdaq Stock Market (“Nasdaq”) stating that, for the prior 30 consecutive trading days, the closing bid price for our common stock was below the minimum of $1.00 per share required for continued listing on the exchange.  The notification letter stated that we would be afforded 180 calendar days, or until December 2, 2019, to regain compliance with the minimum bid price requirement.  In order to regain compliance with the listing standards, the closing bid price for our common stock must be at least $1.00 for 10 consecutive trading days.  If we are unable to regain compliance by December 2, 2019, Nasdaq will notify us that the common stock will be subject to suspension and delisting procedures.  The Company intends to actively monitor the bid price of its common stock, but we cannot assure you that we will be able to regain compliance.  If we are unable to do so and our common stock is no longer listed on Nasdaq or another national securities exchange, the liquidity and market price of our common stock may be adversely affected.

Changes in the U.S. trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows.

The U.S. government has recently proposed new or higher tariffs on specified imported products, and certain governments have responded by proposing new or higher tariffs on specified products imported from the United States.  These tariffs, which do not apply directly to our branding business, may materially and adversely affect our licensees by imposing tariffs on goods they import.  The imposition of tariffs may negatively affect key licensees or the suppliers, manufacturers and customers of goods produced under our trademarks.  For example, tariffs may increase our licensees’ costs to produce goods and decrease their sales and gross margins and demand for their products.  Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and continuing uncertainty about changes in the U.S. trade environment could cause our licensees to experience sales volatility, price fluctuations or supply shortages or advances or delays in the manufacture and sale of products produced under our trademarks.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities during the three months ended June 30, 2019.

During the three months ended June 30, 2019, we repurchased 93,621 shares of our common stock from employees for tax withholding purposes related to the vesting of restricted stock. We do not currently have in place a repurchase program with respect to our common stock.

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number of		Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	(b) Average Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share (or Unit)	Plans or Programs	Plans or Programs
April 1 - 30	35,531	$1.08	N/A	N/A
May 1 - 31	11,413	$0.93	N/A	N/A
June 1 - 30	46,677	$0.61	N/A	N/A
Total	93,621		—	—

(1)

During the second quarter of 2019, 93,621 shares were purchased from employees for tax withholding purposes related to the vesting of restricted stock. All shares were purchased other than through a repurchase plan or program.

Item 6.      Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

10.1*	Equity Purchase Agreement by and between Sequential Brands Group, Inc. as the Seller, and Marquee Brands LLC, as the Buyer dated as of April 16, 2019.

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a‑14 and 15d‑14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a‑14 and 15d‑14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: August 9, 2019	/s/ Peter Lops
	By:	Peter Lops
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)