Form 10-Q
period 2019-09-30
Sequential Brands Group, Inc.
filed 2019-11-12
CIK 1648428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 1, 2019, the registrant had 65,514,936 shares of common stock, par value $0.01 per share, outstanding.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

Forward-Looking Statements

This quarterly report on Form 10‑Q (this “Quarterly Report”), including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We use words such as “future,” “seek,” “could,” “can,” “predict,” “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to the following: (i) risks and uncertainties discussed in the reports that the Company has filed with the Securities and Exchange Commission (the “SEC”); (ii) general economic, market or business conditions; (iii) the Company’s ability to identify suitable targets for acquisitions and to obtain financing for such acquisitions on commercially reasonable terms; (iv) the Company’s ability to timely achieve the anticipated results of recent acquisitions and any potential future acquisitions; (v) the Company’s ability to successfully integrate acquisitions into its ongoing business; (vi) the potential impact of the consummation of recent acquisitions or any potential future acquisitions on the Company’s relationships, including with employees, licensees, customers and competitors; (vii) the Company’s ability to achieve and/or manage growth and to meet target metrics associated with such growth; (viii) the Company’s ability to successfully attract new brands and to identify suitable licensees for its existing and newly acquired brands; (ix) the Company’s substantial level of indebtedness, including the possibility that such indebtedness and related restrictive covenants may adversely affect the Company’s future cash flows, results of operations and financial condition and decrease its operating flexibility; (x) the Company’s ability to achieve its guidance; (xi) continued market acceptance of the Company’s brands; (xii) changes in the Company’s competitive position or competitive actions by other companies; (xiii) licensees’ ability to fulfill their financial obligations to the Company; (xiv) concentrations of the Company’s licensing revenues with a limited number of licensees and retail partners; (xv) risks related to the effects of the sale of the Martha Stewart brand; (xvi) uncertainties related to the timing, proposals or decisions arising from the Company’s strategic review, including the divestiture of one or more existing brands; (xvii) uncertainties related to the Company’s leadership changes; and (xviii) other circumstances beyond the Company’s control.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)	(Note 2)
Assets
Current Assets:
Cash	$3,097	$14,106
Restricted cash	2,039	2,032
Accounts receivable, net	41,409	49,600
Prepaid expenses and other current assets	5,456	3,981
Current assets held for disposition from discontinued operations	9,218	23,845
Total current assets	61,219	93,564

Property and equipment, net	7,294	8,391
Intangible assets, net	600,394	634,827
Right-of-use assets - operating leases	48,237	-
Other assets	9,713	11,222
Long-term assets held for disposition from discontinued operations	-	330,664
Total assets	$726,857	$1,078,668

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$11,277	$11,600
Current portion of long-term debt	21,000	28,300
Current portion of deferred revenue	7,629	8,172
Current portion of lease liabilities - operating leases	2,869	-
Current liabilities held for disposition from discontinued operations	3,731	15,450
Total current liabilities	46,506	63,522

Long-term debt, net of current portion	418,081	582,487
Long-term deferred revenue, net of current portion	5,509	8,224
Deferred income taxes	15,438	32,064
Lease liabilities - operating leases	52,285	-
Other long-term liabilities	5,567	9,160
Long-term liabilities held for disposition from discontinued operations	-	38,567
Total liabilities	543,386	734,024

Commitments and contingencies

Equity:
Preferred stock Series A, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized; 66,854,432 and 65,990,179 shares issued at September 30, 2019 and December 31, 2018, respectively, and 65,427,951 and 64,327,582 shares outstanding at September 30, 2019 and December 31, 2018, respectively	668	657
Additional paid-in capital	514,072	513,764
Accumulated other comprehensive loss	(4,640)	(1,554)
Accumulated deficit	(383,347)	(234,723)
Treasury stock, at cost; 1,426,481 and 1,662,597 shares at September 30, 2019 and December 31, 2018, respectively	(3,350)	(4,226)
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	123,403	273,918
Noncontrolling interests	60,068	70,726
Total equity	183,471	344,644
Total liabilities and equity	$726,857	$1,078,668

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
		(Note 2)		(Note 2)
Net revenue	$25,392	$29,455	$77,331	$92,044
Operating expenses	12,247	15,414	41,700	41,979
Impairment charges	33,109	17,899	33,109	17,899
Loss on sale of assets	-	-	-	7,117
(Loss) income from operations	(19,964)	(3,858)	2,522	25,049
Other expense (income)	843	(31)	1,270	(135)
Interest expense, net	13,048	13,862	40,794	41,609
Loss from continuing operations before income taxes	(33,855)	(17,689)	(39,542)	(16,425)
Benefit from income taxes	(6,035)	(8,808)	(6,655)	(9,289)
Loss from continuing operations	(27,820)	(8,881)	(32,887)	(7,136)
Net loss (income) attributable to noncontrolling interests from continuing operations	9,449	(1,581)	6,455	(4,643)
Loss from continuing operations attributable to Sequential Brands Group, Inc. and Subsidiaries	(18,371)	(10,462)	(26,432)	(11,779)
(Loss) income from discontinued operations, net of income taxes	(309)	847	(122,192)	3,487
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(18,680)	$(9,615)	$(148,624)	$(8,292)

Continuing Operations:
Loss per share - basic and diluted	$(0.28)	$(0.16)	$(0.41)	$(0.19)

Discontinued Operations:
(Loss) earnings per share - basic	$(0.00)	$0.01	$(1.89)	$0.05
(Loss) earnings per share - diluted	$(0.00)	$0.01	$(1.89)	$0.05

Loss per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic and diluted	$(0.29)	$(0.15)	$(2.30)	$(0.13)

Weighted-average common shares outstanding:
Basic	64,952,093	63,911,481	64,622,332	63,578,121
Diluted	64,952,093	64,270,995	64,622,332	64,622,891

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

										Total
										Sequential
										Brands
										Group, Inc.
						Accumulated				and
					Additional	Other				Subsidiaries
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity	Interests	Equity
Balance at January 1, 2018	—	$—	63,652,721	$635	$508,444	$80	$(225,369)	(424,994)	$(1,799)	$281,991	$71,547	$353,538
Cumulative effect of revenue recognition accounting change	—	—	—	—	—	—	1,130	—	—	1,130	355	1,485
Stock-based compensation	—	—	452,929	2	1,343	—	—	—	—	1,345	—	1,345
Shares issued under stock incentive plan	—	—	843,486	8	1,492	—	—	—	—	1,500	—	1,500
Unrealized gain on interest rate caps, net of tax	—	—	—	—	—	679	—	—	—	679	—	679
Repurchase of common stock	—	—	—	—	—	—	—	(986,858)	(1,919)	(1,919)	—	(1,919)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	(1,244)	(1,244)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	1,960	1,960
Net loss attributable to common stockholders	—	—	—	—	—	—	(2,264)	—	—	(2,264)	—	(2,264)
Balance at March 31, 2018	—	$—	64,949,136	$645	$511,279	$759	$(226,503)	(1,411,852)	$(3,718)	$282,462	$72,618	$355,080
Stock-based compensation	—	—	420,770	6	764	—	—	—	—	770	—	770
Unrealized loss on equity securities	—	—	—	—	—	(228)	—	—	—	(228)	—	(228)
Unrealized loss on interest rate caps, net of tax	—	—	—	—	—	(238)	—	—	—	(238)	—	(238)
Repurchase of common stock	—	—	—	—	—	—	—	(42,669)	(83)	(83)	—	(83)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	(2,943)	(2,943)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	1,102	1,102
Net income attributable to common stockholders	—	—	—	—	—	—	3,587	—	—	3,587	—	3,587
Balance at June 30, 2018	—	$—	65,369,906	$651	$512,043	$293	$(222,916)	(1,454,521)	$(3,801)	$286,270	$70,777	$357,047
Stock-based compensation	—	—	564,646	5	1,396	—	—	—	—	1,401	—	1,401
Unrealized loss on equity securities	—	—	—	—	—	(49)	—	—	—	(49)	—	(49)
Unrealized loss on interest rate caps, net of tax	—	—	—	—	—	(311)	—	—	—	(311)	—	(311)
Repurchase of common stock	—	—	—	—	—	—	—	(202,696)	(416)	(416)	—	(416)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	(1,138)	(1,138)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	1,581	1,581
Net income attributable to common stockholders	—	—	—	—	—	—	(9,615)	—	—	(9,615)	—	(9,615)
Balance at September 30, 2018	—	$—	65,934,552	$656	$513,439	$(67)	$(232,531)	(1,657,217)	$(4,217)	$277,280	$71,220	$348,500

Balance at January 1, 2019	—	$—	65,990,179	$657	$513,764	$(1,554)	$(234,723)	(1,662,597)	$(4,226)	$273,918	$70,726	$344,644
Stock-based compensation	—	—	457,734	5	721	—	—	—	—	726	—	726
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	(1,480)	—	—	—	(1,480)	—	(1,480)
Repurchase of common stock	—	—	—	—	—	—	—	(134,839)	(170)	(170)	—	(170)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	(1,093)	(1,093)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	1,539	1,539
Net loss attributable to common stockholders	—	—	—	—	—	—	(125,345)	—	—	(125,345)	—	(125,345)
Balance at March 31, 2019	—	$—	66,447,913	$662	$514,485	$(3,034)	$(360,068)	(1,797,436)	$(4,396)	$147,649	$71,172	$218,821
Stock-based compensation	—	—	383,456	6	561	—	—	—	—	567	—	567
Shares issued from treasury stock	—	—	—	—	(1,124)	—	—	464,576	1,124	—	—	—
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	(1,684)	—	—	—	(1,684)	—	(1,684)
Repurchase of common stock	—	—	—	—	—	—	—	(93,621)	(78)	(78)	—	(78)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	(2,046)	(2,046)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	1,455	1,455
Net loss attributable to common stockholders	—	—	—	—	—	—	(4,599)	—	—	(4,599)	—	(4,599)
Balance at June 30, 2019	—	$—	66,831,369	$668	$513,922	$(4,718)	$(364,667)	(1,426,481)	$(3,350)	$141,855	$70,581	$212,436
Stock-based compensation	—	—	23,063	—	150	—	—	—	—	150	—	150
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	78	—	—	—	78	—	78
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	(1,064)	(1,064)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(9,449)	(9,449)
Net loss attributable to common stockholders	—	—	—	—	—	—	(18,680)	—	—	(18,680)	—	(18,680)
Balance at September 30, 2019	—	$—	66,854,432	$668	$514,072	$(4,640)	$(383,347)	(1,426,481)	$(3,350)	$123,403	$60,068	$183,471

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities		(Note 2)
Loss from continuing operations	$(32,887)	$(7,136)
(Loss) income from discontinued operations, net of tax	$(122,192)	$3,487
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Provision for bad debts	2,812	30
Depreciation and amortization	2,586	1,817
Stock-based compensation	1,299	2,699
Loss on debt extinguishment	-	148
Amortization of deferred financing costs	4,705	3,145
Impairment charges	33,109	17,899
Loss on equity securities	85	-
Loss (income) from equity method investment	25	(31)
Loss on interest rate swaps	1,276	-
Amortization of operating leases	4,648	-
Loss on sale of assets	-	7,117
Deferred income taxes	(16,626)	(6,845)
Changes in operating assets and liabilities:
Accounts receivable	5,379	2,722
Prepaid expenses and other assets	(76)	(7,308)
Accounts payable and accrued expenses	(1,616)	(1,848)
Deferred revenue	(3,258)	(5,190)
Other liabilities	(4,410)	8,180
Cash (used in) provided by operating activities from continuing operations	(2,949)	15,399
Cash provided by operating activities from discontinued operations	7,647	4,711
Cash provided by operating activities	4,698	20,110

Cash flows from investing activities
Investments in intangible assets, including registration and renewal costs	(100)	(179)
Purchases of property and equipment	(48)	(4,040)
Proceeds from sale of trademark	-	4,356
Proceeds from sale of discontinued operations	165,928	-
Cash provided by investing activities from continuing operations	165,780	137
Cash used in investing activities from discontinued operations	(44)	(44)
Cash provided by investing activities	165,736	93

Cash flows from financing activities
Proceeds from long-term debt	-	107,607
Payment of long-term debt	(173,161)	(110,381)
Guaranteed payments in connection with acquisitions	-	(475)
Deferred financing costs	(3,250)	(14,590)
Repurchases of common stock	(248)	(2,418)
Noncontrolling interest distributions	(4,203)	(5,325)
Cash used in financing activities from continuing operations	(180,862)	(25,582)
Cash used in financing activities from discontinued operations	(574)	(975)
Cash used in financing activities	(181,436)	(26,557)

Cash and restricted cash:
Net decrease in cash and restricted cash	(11,002)	(6,354)
Balance — Beginning of period	16,138	20,433
Balance — End of period	$5,136	$14,079

Reconciliation to amounts on condensed consolidated balance sheets
Cash	$3,097	$12,052
Restricted Cash	2,039	2,027
Total cash and restricted cash	$5,136	$14,079

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$41,331	$44,173
Taxes	$89	$74

Non-cash investing and financing activities
Accrued purchases of property and equipment at period end	$17	$26
Unrealized gain on equity securities during the period	$-	$277
Unrealized gain on interest rate cap, net during the period	$-	$130
Unrealized loss on interest rate swaps, net during the period	$(3,086)	$-

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

1.           Organization and Nature of Operations

Overview

Sequential Brands Group, Inc. (the “Company”) owns a portfolio of consumer brands in the active and lifestyle categories. The Company aims to maximize the strategic value of its brands by promoting, marketing and licensing its global brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories. The Company’s core strategy is to enhance and monetize the global reach of its existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify its portfolio of brands. The Company licenses brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of September 30, 2019, the Company had approximately one-hundred licensees, with wholesale licensees comprising a significant majority.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018, as filed with the SEC on March 14, 2019, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2018, 2017 and 2016. The financial information as of December 31, 2018 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018. The interim results for September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

SEPTEMBER 30, 2019

(UNAUDITED)

and December 31, 2022.  MSLO and its subsidiaries were engaged in the business of promoting, marketing and licensing the Martha Stewart and the Emeril Lagasse brands through various distribution channels.

Due to the sale of MSLO during the second quarter of 2019 (see Note 3), in accordance with Accounting Standards Codification (“ASC”) 205, Discontinued Operations, we have classified the results of MSLO as discontinued operations in our unaudited condensed consolidated statements of operations and cash flows for all periods presented.  Additionally, the related assets and liabilities directly associated with MSLO are classified as held for disposition from discontinued operations in our condensed consolidated balance sheets for all periods presented.  All amounts included in the notes to the condensed consolidated financial statements relate to continuing operations unless otherwise noted.

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

SEPTEMBER 30, 2019

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

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees and other customers and its evaluation of their creditworthiness, payment history and account aging. Accounts receivable balances deemed to be uncollectible are written off after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $1.9 million and $1.8 million as of September 30, 2019 and December 31, 2018, respectively.

On June 10, 2019, the Company completed the sale of MSLO.  As a result, accounts receivable, net, decreased $16.6 million which was recorded within current assets classified as held for disposition from discontinued operations as of December 31, 2018.

The Company’s accounts receivable, net amounted to $41.4 million and $49.6 million as of September 30, 2019 and December 31, 2018, respectively. Two licensees accounted for approximately 49%  (32% and 17%) of the Company’s total consolidated accounts receivable balance as of September 30, 2019 and two licensees accounted for approximately 41%  (25%, and 16%) of the Company’s total consolidated accounts receivable balance as of December 31, 2018. The

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2019

(UNAUDITED)

Company does not believe the accounts receivable balance from these licensees represents a significant collection risk based on past collection experience.

Investments

The Company accounts for equity securities under ASC 321, Investments – Equity Securities (“ASC 321”). Such securities are reported at fair value in the condensed consolidated balance sheets and, at the time of purchase, are reported in the condensed consolidated statements of cash flows as an investing activity. Gains and losses on equity securities are recognized through continuing operations.  The Company recognized a loss on its equity securities of $0.4 million and $0.1 million recorded in other expense from continuing operations on the condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively.  No gain or loss was recorded in other income for the three and nine months ended September 30, 2018.

Equity Method Investment

For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation, the Company uses the equity method of accounting. On July 1, 2016, the Company acquired a 49.9% noncontrolling interest in Gaiam Pty. Ltd. in connection with its acquisition of Gaiam Brand Holdco, LLC, which is included in other assets in the condensed consolidated balance sheets. The Company’s share of earnings from its equity method investee, which was not material for the three and nine months ended September 30, 2019 and 2018, is included in other income from continuing operations in the unaudited condensed consolidated statements of operations.

The Company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investment may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other-than-temporary.

Intangible Assets

On an annual basis (October 1st) and as needed, the Company tests indefinite lived trademarks for impairment through the use of discounted cash flow models. Assumptions used in the Company’s discounted cash flow models include: (i) discount rates; (ii) projected average revenue growth rates; and (iii) projected long-term growth rates. The Company’s estimates also factor in economic conditions and expectations of management, which may change in the future based on period-specific facts and circumstances.  Other intangibles with determinable lives, including certain trademarks, customer agreements and patents, are evaluated for the possibility of impairment when certain indicators are present, and are otherwise amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 2 to 15 years).

On June 10, 2019, the Company completed the sale of MSLO.  As a result, indefinite-lived intangible assets decreased by $330.1 million which was recorded within assets classified as held for disposition from discontinued operations as of December 31, 2018.  During the first quarter of 2019, the Company recorded non-cash impairment charges of $161.2 million for indefinite-lived intangible assets related to the Martha Stewart and Emeril Lagasse trademarks.  The impairments arose as a result of the sale process for the Martha Stewart and Emeril Lagasse brands (as discussed in Note 3) due to the difference in the fair value as indicated by the sales price as compared to the carrying values of the intangible assets included in the transaction.  The sale of the Martha Stewart and Emeril Lagasse brands was approved by the Board of Directors on April 15, 2019, to allow the Company to achieve one of its top priorities in significantly reducing its debt.  Going forward the Company’s strategy is to focus on higher margin brands that are well suited for growing health,

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2019

(UNAUDITED)

wellness and beauty categories. These charges are included in discontinued operations in the unaudited condensed consolidated statements of operations.  See Note 3 and Note 7.

During the three months ended September 30, 2019, the Company recorded non-cash impairment charges of $33.1 million consisting of $28.5 million related to the Jessica Simpson trademark and $4.6 million related to the Joe’s trademark.  During the three months ended September 30, 2018, the Company recorded non-cash impairment charges of $17.9 million for indefinite-lived intangible assets related to two of the Company’s non-core brands: Ellen Tracy and Caribbean Joe. The impairments arose due to reduced growth expectations and the impact of licensee transitions for these brands. Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows.  These charges are included in impairment charges in the unaudited condensed consolidated statements of operations.  See Note 4 and Note 7.

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

Fair value for stock options and warrants is calculated using the Black-Scholes valuation model and is expensed on a straight-line basis over the requisite service period of the grant. Compensation cost is reduced for forfeitures as they occur in accordance with Accounting Standards Update (“ASU”) 2016‑09, Simplifying the Accounting for Share-Based Payments (“ASU 2016‑09”).

The Company adopted ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) as of January 1, 2019 on a modified retrospective basis.  In accordance with ASU 2018-07, the Company recognizes compensation cost for grants to non-employees on a straight-line basis over the period of the grant.  Prior periods have not been restated and were accounted for under the previous method where at each reporting period prior to the lapse of restrictions on warrants, time-based restricted stock and PSUs granted to non-employees, the Company remeasured the aggregate compensation cost of such grants using the Company’s fair value at the end of such reporting period and revised the straight-line recognition of compensation cost in line with such remeasured amount.

Leases

The Company has operating leases for certain properties for its offices and showrooms and for copiers. The Company adopted ASU No. 2016-02, Leases (“ASU 2016-02” or “ASC 842”) as of January 1, 2019 using the modified

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2019

(UNAUDITED)

retrospective method as of the period of adoption.  The Company elected the package of practical expedients upon transition where the Company did not reassess the lease classification and initial direct costs for leases that existed prior to adoption.  Additionally, the Company did not reassess contracts entered into prior to adoption to determine whether the arrangement was or contained a lease.  In accordance with ASU 2016-02, for leases over twelve months the Company records a right-of-use asset and a lease liability representing the present value of future lease payments.  Rent expense is recognized on a straight-line basis over the term of the lease.  See Note 6 for further information.

Income Taxes

Current income taxes are based on the respective periods’ taxable income for federal, foreign and state income tax reporting purposes. Deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using statutory tax rates in effect for the year in which the differences are expected to reverse. In accordance with ASU No. 2015‑17, Balance Sheet Classification of Deferred Taxes, all deferred income taxes are reported and classified as non-current. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company applies the Financial Accounting Standards Board (“FASB”) guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the nine months ended September 30, 2019 and year ended December 31, 2018, the Company did not have any reserves or interest and penalties to record through current income tax expense in accordance with ASC 740, Income Taxes (“ASC 740”). Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2015 through December 31, 2018.

Earnings Per Share

Basic loss per share (“EPS”) attributable to Sequential Brands Group, Inc. and Subsidiaries is computed by dividing net loss attributable to Sequential Brands Group, Inc. and Subsidiaries by the weighted-average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the reporting period, including stock options, PSUs and warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive. Basic weighted-average common shares outstanding is equivalent to diluted weighted-average common shares outstanding for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic weighted-average common shares outstanding	64,952,093	63,911,481	64,622,332	63,578,121
Performance based restricted stock	—	—	—	—
Unvested restricted stock	—	—	—	—
Diluted weighted-average common shares outstanding	64,952,093	63,911,481	64,622,332	63,578,121

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2019

(UNAUDITED)

The computation of diluted EPS for the three and nine months ended September 30, 2019 and 2018 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Unvested restricted stock	38,585	328,353	506,035	995,568
Performance based restricted stock	—	31,162	—	49,202
Total	38,585	359,515	506,035	1,044,770

The weighted-average common shares outstanding used to calculate diluted EPS from discontinued operations for the three and nine months ended September 30, 2018 is 64,270,995 and 64,622,891, respectively.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash, restricted cash and accounts receivable. Cash is held to meet working capital needs and future acquisitions. Restricted cash is pledged as collateral for a comparable amount of irrevocable standby letters of credit for certain of the Company’s leased properties. Substantially all of the Company’s cash and restricted cash are deposited with high quality financial institutions. At times, however, such cash and restricted cash may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts as of September 30, 2019.

Concentration of credit risk with respect to accounts receivable is minimal due to the collection history. The Company performs periodic credit evaluations of its customers’ financial condition. The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable.

Customer Concentrations

The Company recorded net revenues from continuing operations of $25.4 million and $29.5 million during the three months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2019, three licensees represented at least 10% of net revenue from continuing operations, accounting for 17%,  17% and 16% of the Company’s net revenue from continuing operations. During the three months ended September 30, 2018, three licensees represented at least 10% of net revenue from continuing operations, accounting for 21%,  14% and 11% of the Company’s net revenue from continuing operations.

The Company recorded net revenues from continuing operations of $77.3 million and $92.0 million during the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, three licensees represented at least 10% of net revenue from continuing operations, accounting for 19%,  16% and 14% of the Company’s net revenue from continuing operations. During the nine months ended September 30, 2018, two licensees represented at least 10% of net revenue from continuing operations, accounting for 18% and 13% of the Company’s net revenue from continuing operations.

Loss Contingencies

The Company recognizes contingent losses that are both probable and estimable. In this context, probable means circumstances under which events are likely to occur. The Company records legal costs pertaining to contingencies as incurred.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2019

(UNAUDITED)

Noncontrolling Interest

Noncontrolling interest recorded for the three and nine months ended September 30, 2019 in continuing operations represents income allocations to Elan Polo International, Inc., a member of DVS Footwear International, LLC and With You, Inc., a member of With You LLC (the partnership between the Company and Jessica Simpson).

Discontinued Operations

The Company accounted for the sale of MSLO in accordance with ASC 360, Accounting for Impairment or Disposal of Long-Lived Assets (“ASC 360”) and Accounting Standard Update No. 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  The Company followed the held-for-sale criteria as defined in ASC 360.  ASC 360 requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the statements of operations. Assets and liabilities are also reclassified into separate line items on the related balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items.  ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations.

Reportable Segment

An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker (the “CODM”) to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. The Company’s CODM, the President, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has determined that it has a single operating and reportable segment. In addition, the Company has no foreign offices or any assets in foreign locations. The majority of the Company’s operations consist of a single revenue stream, which is the licensing of its trademark portfolio, with additional revenues derived from television, book, and certain commissions.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2019

(UNAUDITED)

ASU No. 2018-15, “Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”).  Under ASU 2018-15 customers will apply the same criteria used for capitalizing implementation costs incurred for an internal-use software license to implementation costs incurred in a cloud computing arrangement.

ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted.  The Company does not expect the adoption of ASU 2018-15 to have a material impact on the Company condensed consolidated financial statements.

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

3.         Discontinued Operations

On June 10, 2019, the Company completed the sale of MSLO, a Delaware corporation and a wholly-owned subsidiary of the Company, for $166 million in cash consideration, plus additional amounts in respect of pre-closing accounts receivable that are received after the closing, subject to certain adjustments, pursuant to the Purchase Agreement with the Buyer entered into on April 16, 2019.  In addition, the Purchase Agreement provides for an earnout of up to $40,000,000 if certain performance targets are achieved during the three calendar years ending December 31, 2020, December 31, 2021 and December 31, 2022.  MSLO and its subsidiaries were engaged in the business of promoting, marketing and licensing the Martha Stewart and the Emeril Lagasse brands through various distribution channels.  The Company recorded a pre-tax loss of $2.0 million on the sale of MSLO during the nine months ended September 30, 2019 which is recorded in discontinued operations in the unaudited condensed consolidated statements of operations.

During the first quarter of 2019, the Company recorded non-cash impairment charges of $161.2 million for indefinite-lived intangible assets related to the Martha Stewart and Emeril Lagasse trademarks.  The impairments arose during the sale process for the Martha Stewart and Emeril Lagasse brands due to the difference in the fair value as indicated by the sales price as compared to the carrying values of the intangible assets included in the transaction.  The sale of the Martha Stewart and Emeril Lagasse brands was approved by the Board of Directors on April 15, 2019, to allow the Company to achieve one of its top priorities in significantly reducing its debt.  Going forward the Company’s strategy is to focus on higher margin brands that are well suited for growing health, wellness and beauty categories.  These charges are included in discontinued operations in the unaudited condensed consolidated statements of operations.    The Company recorded a net loss from discontinued operations of $0.3 million and $122.2 million for the three and nine months ended September 30, 2019, respectively.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2019

(UNAUDITED)

The financial results of MSLO through September 30, 2019 are presented as (loss) income from discontinued operations, net of taxes in the unaudited condensed consolidated statements of operations.  The following table presents the discontinued operations in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net revenue	$-	$11,315	$18,771	$29,037
Operating expenses	114	8,100	16,503	18,033
Impairment charges	-	-	161,224	-
Loss on sale of MSLO	-	-	2,008	-
(Loss) income from operations	(114)	3,215	(160,964)	11,004
Other expense	136	-	236	-
Interest expense	-	1,773	3,570	5,066
(Loss) income from discontinued operations before income taxes	(250)	1,442	(164,770)	5,938
Provision for (benefit from) income taxes	59	595	(42,578)	2,451
(Loss) income from discontinued operations	$(309)	$847	$(122,192)	$3,487

The Company used cash proceeds from the MSLO sale to make mandatory prepayments of $109.6 million on the Revolving Credit Facility and voluntary prepayments of $44.4 million on its Tranche A-1 Term Loans (see Note 8).  In accordance with ASC 205-20-45-6, Presentation of Financial Statements – Discontinued Operations, the Company has allocated interest expense of $1.8 million for the three months ended September 30, 2018 related to the portion of debt that was required to be paid as part of the transaction and accretion on MS Legacy (as defined in Note 4) and guaranteed payments.  No interest expense was allocated for the three months ended September 30, 2019.  The Company allocated interest expense of $3.6 million and $5.1 million for the nine months ended September 30, 2019 and 2018, respectively, related to the portion of debt that was required to be paid as part of the transaction and accretion on MS Legacy and guaranteed payments.

During the three and nine months ended September 30, 2019, the Company recorded less than $0.1 million and $6.0 million, respectively, in transaction costs directly related to the sale of MSLO which are recorded in discontinued operations in the unaudited condensed consolidated statements of operations.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2019

(UNAUDITED)

The following table presents the assets and liabilities classified as held for sale from discontinued operations as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(in thousands)
Carrying amount of assets included as part of discontinued operations:
Current Assets:
Accounts receivable, net	$-	$16,602
Prepaid expenses and other current assets	9,218	7,243
Total current assets classified as held for disposition from discontinued operations	9,218	23,845

Property and equipment, net	-	580
Intangible assets, net	-	330,084
Total assets classified as held for disposition from discontinued operations	$9,218	$354,509

Carrying amount of liabilities included as part of discontinued operations:
Current Liabilities:
Accounts payable and accrued expenses	$3,731	$11,927
Current portion of deferred revenue	-	3,523
Total current liabilities classified as held for disposition from discontinued operations	3,731	15,450

Deferred income taxes	-	34,938
Other long-term liabilities	-	3,629
Total liabilities classified as held for disposition from discontinued operations	$3,731	$54,017

The prepaid expenses and other current assets at September 30, 2019 consists of a $9.2 million receivable due to the Company from the Buyer in accordance with the terms of the Purchase Agreement.

The following table presents the cash flow from discontinued operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash provided by discontinued operating activities	$7,647	$4,711
Cash used in discontinued investing activities	$(44)	$(44)
Cash used in discontinued financing activities	$(574)	$(975)

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

SEPTEMBER 30, 2019

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

On June 10, 2019, the Company completed the sale of MSLO.  As a result, indefinite-lived intangible assets decreased by $330.1 million which was recorded within assets classified as held for disposition from discontinued operations as of December 31, 2018.  During the first quarter of 2019, the Company had recorded non-cash impairment charges of $161.2 million for these indefinite-lived intangible assets related to the Martha Stewart and Emeril Lagasse trademarks.  The impairments arose during the sale process for the Martha Stewart and Emeril Lagasse brands (as discussed in Notes 3 and 7) due to the difference in the fair value as indicated by the sales price as compared to the carrying values of the intangible assets included in the transaction.  The sale of the Martha Stewart and Emeril Lagasse brands was approved by the Board of Directors during the second quarter of 2019, to allow the Company to achieve one of its top priorities in significantly reducing its debt.  Going forward the Company’s strategy is to focus on higher margin brands that are well suited for growing health, wellness and beauty categories.

During the three months ended September 30, 2019, the Company recorded non-cash impairment charges of $33.1 million consisting of $28.5 million related to the Jessica Simpson trademark and $4.6 million related to the Joe’s trademark. During the three months ended September 30, 2018, the Company recorded non-cash impairment charges of $17.9 million for indefinite-lived intangible assets related to the trademarks of two of the Company’s non-core brands: Ellen Tracy and Caribbean Joe. The impairments arose due to reduced growth expectations and the impact of licensee transitions for these brands. Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows, a Level 3 measurement within the fair value hierarchy.

As of September 30, 2019 and December 31, 2018, there were no assets or liabilities that are required to be measured at fair value on a recurring basis, except for interest rate swaps and equity securities. The following table sets

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2019

(UNAUDITED)

forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at September 30, 2019 and December 31, 2018:

		Carrying Value		Fair Value
Financial Instrument	Level	9/30/2019	12/31/2018	9/30/2019	12/31/2018
	(in thousands)
Equity securities	1	$542	$627	$542	$627
Interest rate swaps - liability	2	$7,474	$2,019	$7,474	$2,019
Term loans	2	$456,331	$519,850	$453,497	$515,742
Revolving loan	2	$5,358	$115,000	$5,357	$114,827

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

During the nine months ended September 30, 2019, the Company determined that a portion of one of the hedges was no longer effective due to the repayment of certain debt with the proceeds from the sale of MSLO (see Note 8).  As a result, in accordance with ASC 815-30-40-6A, the Company de-designated it as a cash flow hedge and reclassified a loss of $0.4 million from other comprehensive loss to other expense in the unaudited condensed consolidated statement of operations.  Changes in the fair value of the de-designated interest rate swap after the de-designation date are being recognized through continuing operations.  The Company recorded a loss of $0.4 million and $0.9 million in other expense from continuing operations in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively.

The components of the 2018 Swap Agreements as of September 30, 2019 are as follows:

	Notional Value	Derivative Asset	Derivative Liability
	(in thousands)
LIBOR based loans	$300,000	$—	$7,474

For purposes of this fair value disclosure, the Company based its fair value estimate for the Term Loans and Revolving Loan (each, as defined in Note 8 – both under and prior to the amendment) on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the loan agreements based on interest rates as of September 30, 2019 and December 31, 2018 for debt with similar risk characteristics and maturities.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2019

(UNAUDITED)

On June 10, 2019, the Company completed the sale of MSLO.  As a result, Legacy Payments (as defined below) decreased by $2.6 million which was recorded in long-term liabilities held for disposition from discontinued operations as of December 31, 2018 as we are no longer party to the obligation. In connection with the previous acquisition of MSLO, beginning with calendar years commencing on or after January 1, 2026, the Company would have paid Ms. Stewart three and one-half percent (3.5%) of Gross Licensing Revenues (as defined in Ms. Stewart’s employment agreement) for each such calendar year for the remainder of Ms. Stewart’s life (with a minimum of five (5) years of payments, to be made to Ms. Stewart’s estate if Ms. Stewart died before December 31, 2030) (the “Legacy Payments”).

5.           Revenues

The Company has entered into various license agreements that provide revenues in exchange for use of the Company’s IP. Licensing agreements are the Company’s primary source of revenue. The Company also derives revenue from other sources such as sales commissions and vendor placement commissions.

Disaggregated Revenue

The following table presents revenue from continuing operations disaggregated by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Licensing agreements	$25,084	$26,836	$76,859	$85,413
Other	308	2,619	472	6,631
Total	$25,392	$29,455	$77,331	$92,044

Contract Balances

Contract assets represent unbilled receivables and are presented within accounts receivable, net on the condensed consolidated balance sheets. Contract liabilities represent unearned revenues and are presented within the current portion of deferred revenue on the condensed consolidated balance sheets.

The below table summarizes the Company’s contract assets and contract liabilities:

	September 30,	December 31,
	2019	2018
	(in thousands)
Contract assets	$2,177	$2,484
Contract liabilities	3,403	4,923

On June 10, 2019, the Company completed the sale of MSLO, as a result contract assets and liabilities decreased $0.7 million and $0.1 million, respectively, and are recorded in current assets and liabilities held for disposition from discontinued operations as of December 31, 2018.

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

SEPTEMBER 30, 2019

(UNAUDITED)

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

The below table summarizes amounts related to future performance obligations from continuing operations under fixed contractual arrangements as of September 30, 2019 and the periods in which they are expected to be earned and recognized as revenue:

	2019	2020	2021	2022	2023	Thereafter
	(in thousands)
Future Performance Obligations	$14,514	$40,576	$26,107	$5,929	$4,555	$244

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2019

(UNAUDITED)

The operating lease assets and liabilities recorded on the condensed consolidated balance sheet as of September 30, 2019 are summarized as follows:

		September 30,
	Classification on Balance Sheet	2019
Assets		(in thousands)
Non-current	Right-of-use assets - operating leases	$48,237

Liabilities
Current	Current portion of lease liabilities - operating leases	$2,869
Non-current	Lease liabilities - operating leases	52,285
Total operating lease liabilities		$55,154

Weighted average remaining lease term (in years)		13.6

Rent expense is recognized on a straight-line basis over the term of the lease.  Rent expense for operating leases was $1.5 million for each of the three months ended September 30, 2019 and 2018.  Rent expense for operating leases was $4.6 million and $4.5 million for the nine months ended September 30, 2019 and 2018, respectively.  Sublease income was $0.4 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively.  Sublease income was $0.8 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively.  All of the aforementioned amounts are included in continuing operations.

As of September 30, 2019, the maturities of the Company’s lease liabilities were as follows:

Operating Leases
(in thousands)
2019 (remaining three months)	$1,632
2020	6,450
2021	6,295
2022	6,295
2023	6,277
Thereafter	58,320
Total minimum lease payments	85,269
Less: imputed interest	30,115
Lease liabilities	$55,154

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2019

(UNAUDITED)

7.           Intangible Assets

Intangible assets are summarized as follows:

		Gross
	Useful Lives	Carrying	Accumulated	Net Carrying
September 30, 2019	(Years)	Amount	Amortization	Amount
		(in thousands)
Finite-lived intangible assets:
Trademarks	5 - 15	$12,480	$(4,056)	$8,424
Customer agreements	4	2,200	(2,196)	4
Patents	10	95	(62)	33
		$14,775	$(6,314)	8,461
Indefinite-lived intangible assets:
Trademarks				591,933
Intangible assets, net				$600,394

		Gross
	Useful Lives	Carrying	Accumulated	Net Carrying
December 31, 2018	(Years)	Amount	Amortization	Amount
		(in thousands)
Finite-lived intangible assets:
Trademarks	5 - 15	$12,438	$(2,689)	$9,749
Customer agreements	4	2,200	(2,147)	53
Patents	10	361	(321)	40
		$14,999	$(5,157)	9,842
Indefinite-lived intangible assets:
Trademarks				624,985
Intangible assets, net				$634,827

Estimated future annual amortization expense for intangible assets in service as of September 30, 2019 is summarized as follows:

Years Ended December 31,	(in thousands)
Remainder of 2019	$462
2020	1,838
2021	1,835
2022	1,812
2023	1,387
Thereafter	1,127
$8,461

Amortization expense from continuing operations was approximately $0.5 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively.  Amortization expense from continuing operations was approximately $1.4 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively.

Finite-lived intangible assets represent trademarks, customer agreements and patents related to the Company’s brands. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2019

(UNAUDITED)

The carrying value of finite-lived intangible assets and other long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. As of September 30, 2019, the trademarks of Jessica Simpson, Avia, AND1, Joe’s, GAIAM, Caribbean Joe, and Ellen Tracy have been determined to have indefinite useful lives, and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company’s unaudited condensed consolidated statements of operations. Instead, each of these intangible assets are tested for impairment annually and as needed on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is performed as of October 1, the beginning of the Company’s fourth fiscal quarter.

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

During the three months ended September 30, 2019, the Company recorded non-cash impairment charges of $33.1 million consisting of $28.5 million related to the Jessica Simpson trademark and $4.6 million related to the Joe’s trademark. During the three months ended September 30, 2018, the Company recorded non-cash impairment charges of $17.9 million for indefinite-lived intangible assets related to the trademarks of two of the Company’s non-core brands: Ellen Tracy and Caribbean Joe. The impairments arose due to reduced growth expectations and the impact of licensee transitions for these brands. Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows.  These charges are included in impairment charges in the unaudited condensed consolidated statements of operations.

During the nine months ended September 30, 2018, the Company sold both the Revo and FUL trademarks. During the nine months ended September 30, 2018, the Company incurred a loss on the sale of the assets of $7.1 million.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2019

(UNAUDITED)

8.           Long-Term Debt

The components of long-term debt are as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)
Secured Term Loans	$456,331	$519,850
Revolving Credit Facility	5,358	115,000
Unamortized deferred financing costs	(22,608)	(24,063)
Total long-term debt, net of unamortized deferred financing costs	439,081	610,787
Less: current portion of long-term debt	21,000	28,300
Long-term debt	$418,081	$582,487

August 2018 Debt Facilities

On August 12, 2019, the Company amended its Third Amended and Restated First Lien Credit Agreement (the “Amended FS/KKR Credit Agreement”) with Wilmington Trust, National Association, as administrative agent and collateral agent (the “FS/KKR Agent”) and the lenders party thereto (the “FS/KKR Facility Loan Parties”).  Pursuant to the Amended KKR/FS Credit Agreement, no mandatory amortization payments are required until September 30, 2020.  Thereafter, the loans under the Amended KKR/FS Credit Agreement will be subject to quarterly amortization payments of $1.0 million.  Pursuant to the Amended KKR/FS Credit Agreement, no payment with proceeds of any consolidated excess cash flow will be required to be made prior to the fiscal year ending December 31, 2020.  The Amended KKR/FS Credit Agreement modified the calculation of Consolidated EBITDA (as defined in the agreement) by permitting additional addbacks and specifying the EBITDA amounts for the quarters ended September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019.  The Amended KKR/FS Credit Agreement allows for the netting of up to $5 million in cash of the Company and its subsidiaries for purposes of calculating the leverage ratio covenant.  The Company also agreed under the Amended KKR/FS Credit Agreement not to borrow more than $30 million under the Bank of America Revolving Credit Facility.  During the three months ended September 30, 2019, the Company incurred $3.3 million in lender fees associated with the amendment which was recorded in deferred financing costs in accordance with ASC 470, Debt and included in long-term debt, net of current portion in the condensed consolidated balance sheet.  These fees are being amortized using the effective interest rate method over the remainder of the term of the Amended KKR/FS Credit Agreement.

On June 10, 2019, the Company completed the sale of MSLO.  The Company used cash proceeds from the MSLO sale to make mandatory prepayments of $109.6 million of the Revolving Credit Facility and voluntary prepayments of $44.4 million on its Tranche A-1 Term Loans.  The Company expensed $0.6 million of deferred financing costs during the nine months ended September 30, 2019, included in interest expense in the unaudited condensed consolidated statements of operations as a result of the partial paydown on the Tranche A-1 Term Loan.

On August 7, 2018 (the “Closing Date”), the Company and certain of its subsidiaries amended its (i) Third Amended and Restated First Lien Credit Agreement (the “Amended BoA Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto (the “BoA Facility Loan Parties”) and (ii) Amended FS/KKR Credit Agreement with the FS/KKR Agent and the FS/KKR Facility Loan Parties. The Company used a portion of the proceeds of the $335.0 million loans made to the Company under the Amended BoA Credit Agreement to prepay loans under the Amended FS/KKR Credit Agreement.

The Amended BoA Credit Agreement provides for several five-year senior secured credit facilities, consisting of (i) Tranche A Term Loans in an aggregate principal amount of $150.0 million (the “Amended Tranche A Loans”),

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2019

(UNAUDITED)

(ii) Tranche A‑1 Term Loans in an aggregate principal amount of $70.0 million (the “Amended Tranche A‑1 Loans” and, together with the Tranche A Loans, the “Amended BoA Term Loans”) and (iii) revolving credit commitments in the aggregate principal amount of $130.0 million (the “Amended Revolving Credit Commitments” and, the loans under the Revolving Credit Commitments, the “Amended Revolving Loans”). On the Closing Date, the total amount outstanding under the Amended BoA Credit Agreement was $335.0 million, including (i) $150.0 million of Amended Tranche A Loans, (ii) $70.0 million of Amended Tranche A‑1 Loans and (iii) $115.0 million of Amended Revolving Loans.

The loans under the Amended BoA Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) with respect to the Amended Revolving Loans and the Amended Tranche A Loans (a) the LIBOR rate plus 3.50% per annum or (b) the base rate plus 2.50% per annum and (ii) with respect to the Amended Tranche A‑1 Loans (a) the LIBOR rate plus 7.00% per annum or (b) the base rate plus 6.00% per annum. The loans under the Amended BoA Credit Agreement provide for interest rate reductions if certain leverage ratios are achieved, with minimum interest rates equal to (i) with respect to the Amended Revolving Loans and the Amended Tranche A Loans (a) the LIBOR rate plus 3.00% per annum or (b) the base rate plus 2.00% per annum and (ii) with respect to the Amended Tranche A-1 Loans (a) the LIBOR rate plus 6.00% per annum or (b) the base rate plus 5.00% per annum.  The undrawn portions of the Revolving Credit Commitments are subject to a commitment fee of 0.375% per annum.  As of September 30, 2019, we had $24.4 million available under the current revolving credit facility (the “Revolving Credit Facility”).

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

The Amended BoA Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the BoA Facility Loan Parties and their subsidiaries. Moreover, the Amended BoA Credit Agreement contains financial covenants that require the BoA Facility Loan Parties and their subsidiaries to (i) maintain a positive net income, (ii) satisfy a maximum loan to value ratio initially set at 50.0% (applicable to the Amended Revolving Loans and Amended Tranche A Loans) decreasing over the term of the Amended BoA Credit Agreement until reaching a final maximum loan to value ratio of 42.5% and (iii) satisfy a maximum consolidated first lien leverage ratio, initially set at 3.875:1:00, decreasing over the term of the Amended BoA Credit Agreement until reaching a final maximum ratio of 2.875:1.00 for the fiscal quarter ending September 30, 2022 and thereafter.

The Amended BoA Credit Agreement contains certain customary events of default, including a change of control. If an event of default occurs and is not cured within any applicable grace period or not waived, the Bank of America Agent, at the request of the lenders under the Amended BoA Credit Agreement, must take various actions, including, without limitation, the acceleration of all amounts due under the Amended BoA Credit Agreement.

The Company may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.80:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 3.00:1.00 and (b) with respect to any other increase, 2.90:1.00, subject

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2019

(UNAUDITED)

to the satisfaction of certain conditions in the Amended BoA Credit Agreement. At September 30, 2019, the Company is in compliance with the covenants included in the Amended BoA Credit Agreement.

The Amended FS/KKR Credit Agreement provides for a five and a half-year $314.0 million senior secured term loan facility. The Company may request one or more additional term loan facilities or the increase of term loan commitments under the Amended FS/KKR Credit Agreement as would not have caused the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, subject to the satisfaction of certain conditions in the Amended FS/KKR Credit Agreement.

The loans under the Amended FS/KKR Credit Agreement bear interest, at the Company’s option, at a rate equal to either (i) the LIBOR rate plus 8.75% per annum or (ii) the base rate plus 7.75% per annum.

The Company may make voluntary prepayments of the loans outstanding under the Amended FS/KKR Credit Agreement, subject to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and, in certain cases, to the prepayment premium set forth in the Amended FS/KKR Credit Agreement. The Company is mandated to make prepayments (without payment of a premium or penalty) of loans outstanding under the Amended FS/KKR Credit Agreement amounting to: (i) where intellectual property was disposed, 50.0% of the disposed intellectual property’s orderly liquidation value, (ii) where any other asset constituting collateral is disposed or upon the receipt of certain insurance proceeds, 100% of the net proceeds thereof, subject to certain reinvestment rights, and (iii) any consolidated excess cash flow, in an amount equal to (a) in the event the consolidated total leverage ratio was at least 4.00:1.00, 75% thereof, (b) in the event the consolidated total leverage ratio was less than 4.00:1.00 but at least 3.00:1.00, 50% thereof and (c) in the event the consolidated total leverage ratio was less than 3.00:1.00, 0% thereof.  No mandatory amortization payments are required until September 30, 2020.  Thereafter, the loans under the Amended KKR/FS Credit Agreement will be subject to quarterly amortization payments of $1.0 million.

The Amended FS/KKR Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the FS/KKR Facility Loan Parties and their subsidiaries. Moreover, the Amended FS/KKR Credit Agreement contains financial covenants that require the FS/KKR Facility Loan Parties and their subsidiaries to satisfy (i) a maximum consolidated total leverage ratio, initially set at 7.25:1.00, decreasing over the term of the Amended FS/KKR Credit Agreement until reaching a final maximum ratio of 6.25:1.00 for the fiscal quarter ending September 30, 2022 and thereafter and (ii) a maximum consolidated first lien leverage ratio, initially set at 3.875:1.00, decreasing over the term of the Amended FS/KKR Credit Agreement until reaching a final maximum ratio of 2.875:1.00 for the fiscal quarter ending September 30, 2022 and thereafter.  At September 30, 2019, the Company is in compliance with the covenants included in the Amended FS/KKR Credit Agreement.

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

SEPTEMBER 30, 2019

(UNAUDITED)

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

During the nine months ended September 30, 2019, the Company determined that a portion of one of the hedges was no longer effective due to the repayment of certain debt with the proceeds from the sale of MSLO.  As a result, in accordance with ASC 815-30-40-6A, the Company de-designated it as a cash flow hedge and reclassified a loss of $0.4 million from other comprehensive loss to other expense in the unaudited condensed consolidated statements of operations.  Changes in the fair value of the de-designated interest rate swap after the de-designation date are being recognized through continuing operations.  The Company recorded a loss of $0.4 million and $0.9 million in other expense from continuing operations in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2019

(UNAUDITED)

10.           Stock-based Compensation

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2019:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual Life	Aggregate
	Options	Exercise Price	(in Years)	Intrinsic Value
	(in thousands, except share and per share data)
Outstanding - January 1, 2019	49,501	$10.22	2.3	$—
Granted	—	—
Exercised	—	—
Forfeited or canceled	(10,000)	(13.68)
Outstanding at September 30, 2019	39,501	$9.34	2.0	$—
Exercisable - September 30, 2019	39,501	$9.34	2.0	$—

There was no compensation expense related to stock options for the three and nine months ended September 30, 2019 and 2018. At September 30, 2019, there is no unrecognized compensation expense related to stock options and no unvested stock options.

Warrants

The following table summarizes the Company’s outstanding warrants for the nine months ended September 30, 2019:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual Life	Aggregate
	Warrants	Exercise Price	(in Years)	Intrinsic Value
	(in thousands, except share and per share data)
Outstanding - January 1, 2019	200,000	$13.32	6.4	$—
Granted	—	—
Exercised	—	—
Forfeited or canceled	—	—
Outstanding at September 30, 2019	200,000	$13.32	5.7	$—
Exercisable - September 30, 2019	200,000	$13.32	5.7	$—

There was no compensation expense related to warrants for the three and nine months ended September 30, 2019 and 2018. At September 30, 2019, there is no unrecognized compensation expense related to warrants and no unvested warrants.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2019

(UNAUDITED)

Restricted Stock

A summary of the Company’s time-based restricted stock activity for the nine months ended September 30, 2019 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
		Grant Date Fair	Contractual Life
	Number of Shares	Value	(in Years)

Unvested - January 1, 2019	292,989	$3.72	0.9
Granted	464,576	0.86
Vested	(235,296)	(1.70)
Unvested - September 30, 2019	522,269	$0.85	0.8

During the nine months ended September 30, 2019, the Company granted 464,576 shares of time-based restricted stock to members of the Company’s board of directors. These shares had a grant date fair value of $0.4 million and vest over a period of one year. The Company recorded $0.1 million and $0.2 million during the three and nine months ended September 30, 2019, respectively, as compensation expense from continuing operations pertaining to these grants.

During the nine months ended September 30, 2018, the Company granted 235,296 shares of time-based restricted stock to members of the Company’s board of directors. These shares had a grant date fair value of $0.4 million and vest over a period of one year. The Company recorded $0.1 million during the nine months ended September 30, 2019 as compensation expense from continuing operations pertaining to these grants.  The Company recorded $0.1 million and $0.2 million during the three and nine months ended September 30, 2018 as compensation expense from continuing operations pertaining to these grants.

Total compensation expense from continuing operations related to time-based restricted stock grants for each of the three months ended September 30, 2019 and 2018 was $0.1 million. Total compensation expense from continuing operations related to time-based restricted stock grants for each of the nine months ended September 30, 2019 and 2018 was $0.3 million and $0.4 million, respectively. Total unrecognized compensation expense from continuing operations related to time-based restricted stock grants at September 30, 2019 amounted to $0.3 million and is expected to be recognized over a weighted-average period of 0.8 years.

Restricted Stock Units

A summary of the Company’s time-based restricted stock units activity for the nine months ended September 30, 2019 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
		Grant Date Fair	Contractual Life
	Number of Shares	Value	(in Years)

Unvested - January 1, 2019	1,615,953	$2.24	2.2
Granted	—	—
Vested	(574,582)	(2.85)
Forfeited or canceled	(40,000)	(1.76)
Unvested - September 30, 2019	1,001,371	$1.25	1.3

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2019

(UNAUDITED)

The Company did not grant time-based restricted stock units during the three and nine months ended September 30, 2019.

During the nine months ended September 30, 2018, the Company granted 1,635,257 time-based restricted stock units to certain employees and consultants for future services. These shares of time-based restricted stock units had a grant date fair value of $3.0 million and vest immediately to over a period of five years. The Company recorded $0.2 million during the three months ended September 30, 2018 as compensation expense from continuing operations pertaining to these grants.  The Company recorded $0.1 million and $0.7 million during the nine months ended September 30, 2019 and 2018, respectively, as compensation expense from continuing operations pertaining to these grants.

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

Total compensation expense from continuing operations related to time-based restricted stock unit grants for the three months ended September 30, 2019 and 2018 was less than $0.1 million and $0.4 million, respectively. Total compensation expense from continuing operations related to time-based restricted stock unit grants for the nine months ended September 30, 2019 and 2018 was $0.7 million and $1.4 million, respectively. Total unrecognized compensation expense from continuing operations related to time-based restricted stock unit grants at September 30, 2019 amounted to $0.9 million and is expected to be recognized over a weighted-average period of 1.3 years.

Performance Stock Units

A summary of the Company’s PSUs activity for the nine months ended September 30, 2019 is as follows:

	0
			Weighted-Average
		Weighted-Average	Remaining
		Grant Date Fair	Contractual Life
	Number of Shares	Value	(in Years)

Unvested - January 1, 2019	2,219,818	$4.47	0.8
Granted	—	—
Vested	(289,671)	(4.68)
Forfeited or canceled	(511,491)	(6.59)
Unvested - September 30, 2019	1,418,656	$3.66	0.9

On March 27, 2019, the Compensation Committee voted to approve, on a discretionary basis, vesting of 231,396 PSUs to employees and consultants previously granted during the years ended December 31, 2016, 2017 and 2018 subject to achievement of certain of the Company’s performance metrics within each fiscal year. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants. Total compensation expense related to these PSUs of $0.2 million was recorded as operating expenses from continuing operations in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2019.

During the nine months ended September 30, 2018, the Company granted 135,000 PSUs to employees pursuant to their employment agreements. These PSUs had a grant date fair value of $0.3 million, vest over a period of one to two years and require achievement of certain performance metrics within each fiscal year for such PSUs to be earned. The Company issued 83,250 PSUs to an employee related to this grant.  The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the performance metric was communicated

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2019

(UNAUDITED)

to the employee. The Company recorded $0.2 million in compensation expense related to these PSUs during the three and nine months ended September 30, 2018 as operating expenses from continued operations in the unaudited condensed consolidated statements of operations.

During the nine months ended September 30, 2018, the Company granted 200,000 PSUs to an employee upon their commencement of employment with the Company. These PSUs had a grant date fair value of $0.5 million, vest over a period of two years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned. The Company did not record any compensation expense during the three and nine months ended September 30, 2019 and 2018 as the likelihood of these PSUs being earned was not considered probable.

During the nine months ended September 30, 2018, the Company granted 250,000 PSUs to a consultant pursuant to their endorsement agreement. The PSUs had a grant date fair value of $0.5 million, vest over a period of five years and require achievement of certain sales targets within each fiscal year for such PSUs to be earned. The Company did not record any compensation expense during the three and nine months ended September 30, 2019 and 2018 as the likelihood of these PSUs being earned was not considered probable.

On February 20, 2018, the Compensation Committee voted to approve, on a discretionary basis, vesting of 208,883 PSUs to employees and consultants previously granted during the years ended December 31, 2016 and 2017 subject to achievement of certain of the Company’s performance metrics within each fiscal year. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants. Total compensation expense from continuing operations related to these PSUs of $0.5 million was recorded as operating expenses from continuing operations in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2018.

No compensation expense was recorded for the three months ended September 30, 2019 due to the achievement of performance metrics not being deemed probable.  Total compensation expense from continuing operations related to the PSUs for the three months ended September 30, 2018 was $0.2 million.  Total compensation expense from continuing operations related to the PSUs for the nine months ended September 30, 2019 and 2018 was $0.2 million and $0.8 million, respectively.

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

SEPTEMBER 30, 2019

(UNAUDITED)

the TCP Agreement (the “Amended TCP Agreement”), pursuant to which, among other things, TCP is entitled to receive annual fees of $0.9 million beginning with fiscal 2014.

The Company paid TCP $0.2 million for services under the Amended TCP Agreement during each of the three-month periods ended September 30, 2019 and 2018.  The Company paid TCP $0.7 million for services under the Amended TCP Agreement during each of the nine-month periods ended September 30, 2019 and 2018.  At September 30, 2019 and December 31, 2018, there were $0.2 million due to TCP for services.  The Company paid $1.8 million in transaction fees to TCP related to the sale of MSLO during the nine months ended September 30, 2019.

Additionally, in July 2013, the Company entered into a consulting arrangement with an employee of TCP (the “TCP Employee”), pursuant to which the TCP Employee provides legal and other consulting services at the request of the Company from time to time. The TCP Employee was also issued 125,000 shares of restricted stock, vesting over a four-year period and 180,000 PSUs, vesting over three years in increments of 20% for 2014, 20% for 2015 and 60% for 2016. In 2016, the TCP employee was granted 200,000 PSUs, vesting over three years in increments of 33.3% for 2017, 33.3% for 2018 and 33.4% for 2019. In 2018, the TCP employee was granted 150,000 shares of time-based restricted stock units, vesting over a three year period and 300,000 shares of time-based restricted stock units, vesting over a three year period with 25% vesting immediately. The Company paid the TCP Employee $0.1 million for services under the consulting arrangement during each of the three-month periods ended September 30, 2019 and 2018. The Company paid the TCP Employee $0.2 million for services under the consulting arrangement during each of the nine-month periods ended September 30, 2019 and 2018. These amounts are included in operating expenses from continuing operations in the Company’s unaudited condensed consolidated financial statements. At September 30, 2019,  no amounts were due to the TCP Employee.  The Company and the TCP Employee terminated the consulting arrangement during the three months ended September 30, 2019.  At December 31, 2018, less than $0.1 million was due to the TCP Employee.

Investment in Equity Securities

In September 2015, the Company purchased equity securities of Iconix Brand Group, Inc., an unaffiliated third-party publicly traded company, from Tengram Capital Partners, L.P., which is an affiliate of Tengram Capital Partners Gen2 Fund, L.P., one of the Company’s largest stockholders, for an aggregate purchase price of $12.0 million (plus related transaction expenses), which was the purchase price paid by Tengram Capital Partners, L.P. upon the acquisition of such equity securities in open market transactions. The Company did not pay a fee or any compensation to Tengram Capital Partners, L.P. in connection with the Company’s investment in the equity securities. The Company sold these equity securities during the year ended December 31, 2017.

Transactions with Tommie Copper, Inc.

The Company entered into an agreement with Tommie Copper, Inc. (“TCI”), an affiliate of TCP, under which the Company received a fee for facilitating certain distribution arrangements. The Company recorded $3.1 million of revenue from continuing operations for the nine months ended September 30, 2018.  At December 31, 2018, the Company had a current receivable of $1.1 million from TCI in accounts receivable and a long-term receivable of $1.9 million from TCI in other assets in the unaudited condensed consolidated balance sheets.  During the three months ended September 30, 2019, the Company wrote off $2.7 million related to the outstanding receivable balance recorded in operating expenses from continuing operations in the unaudited condensed consolidated statements of operations as TCI could not adhere to its original payment terms and new extended payment terms have been negotiated.  At September 30, 2019, the Company had a current receivable of $0.1 million due from TCI.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2019

(UNAUDITED)

Transactions with E.S. Originals, Inc.

A division president of the Company maintains a passive ownership interest in one of the Company’s licensees, E.S. Originals, Inc. (“ESO”). The Company receives royalties from ESO under license agreements for certain of the Company’s brands in the footwear category. The Company recorded $1.2 million and $3.1 million of revenue from continuing operations for the three months ended September 30, 2019 and 2018, respectively, for royalties, commission, and advertising revenue earned from ESO license agreements. The Company recorded $3.7 million and $6.6 million of revenue from continuing operations for the nine months ended September 30, 2019 and 2018, respectively, for royalties, commission, and advertising revenue earned from ESO license agreements. At September 30, 2019 and December 31, 2018, the Company had $4.8 million and $6.2 million, respectively, as accounts receivable and $0.5 million and $1.9 million, respectively, as a long-term receivable in other assets from ESO in the condensed consolidated balance sheets.

In addition, the Company entered into a license-back agreement with ESO under which the Company reacquired the rights to certain international territories in order to re-license these rights to an unrelated party. The Company recorded less than $0.1 million in license-back expense from continuing operations for each of the three months ended September 30, 2019 and 2018.  The Company recorded $0.2 million in license-back expense from continuing operations for each of the nine months ended September 30, 2019 and 2018.

Transactions with Centric Brands Inc. (f/k/a Differential Brands Group, Inc.)

During the fourth quarter of 2018, Centric Brands, Inc. (“Centric”), an affiliate of TCP, acquired a significant portion of Global Brands Group Holding Limited’s (“GBG”) North American licensing business.  The Company recorded approximately $1.6 million and $4.8 million for royalty revenue earned from the Centric license agreement for the three and nine months ended September 30, 2019.  At September 30, 2019,  no amounts were due from Centric. At December 31, 2018, the Company had $0.8 million recorded as accounts receivable from Centric in the condensed consolidated balance sheets.  At September 30, 2019, the Company had accrued $0.5 million payable as accounts payable and accrued expenses to Centric in the unaudited condensed consolidated balance sheet.

Acquisition of FUL

On November 17, 2014, the Company made a strategic investment in FUL IP. FUL IP is a collaborative investment between the Company and JALP. FUL IP was formed for the purpose of licensing the FUL trademark to third parties in connection with the manufacturing, distribution, marketing and sale of FUL branded bags, backpacks, duffels, luggage and apparel accessories. JALP contributed the FUL trademark with a fair value of $8.9 million. In exchange for a 50.5% economic interest in FUL IP, the Company paid JALP $4.5 million. JALP’s minority member interest in FUL IP has been reflected as noncontrolling interest on the Company’s condensed consolidated balance sheets. One of the Company’s directors, Mr. Al Gossett, has a partial ownership interest in JALP. The Company sold the FUL trademark and incurred a loss on the sale of the trademark of $2.0 million during the year ended December 31, 2018. No noncontrolling interest was recorded during the three and nine months ended September 30, 2019.  No noncontrolling interest was recorded during the three months ended September 30, 2018.  There was $0.7 million of noncontrolling interest loss recorded during the nine months ended September 30, 2018 in continuing operations.

IP License Agreement and Intangible Asset Agreement

On June 10, 2019, the Company completed the sale of MSLO.  As a result, accounts payable and accrued expenses decreased by $2.8 million and other long-term liabilities decreased by $1.1 million which was recorded within assets classified as held for disposition from discontinued operations as of December 31, 2018.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2019

(UNAUDITED)

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

The Intangible Asset Agreement had an initial term commencing at December 4, 2015 and ending on December 31, 2020, provided that the term will automatically be renewed for five additional calendar years ending December 31, 2025 (subject to earlier termination as provided in Ms. Stewart’s employment agreement) if either the aggregate gross licensing revenues (as defined in Ms. Stewart’s employment agreement) for calendar years 2018 through 2020 exceed $195 million or the gross licensing revenues for calendar year 2020 equal or exceed $65 million. During the term of the Intangible Asset Agreement with the Company, Lifestyle Research Center LLC will be entitled to receive a guaranteed annual payment of $1.7 million, which amounts are being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company plus reimbursable expenses. The Company has paid Lifestyle Research Center LLC less than $0.1 million in connection with other related services during the three months ended September 30, 2018, which is recorded in discontinued operations on the unaudited condensed consolidated statement of operations. The Company has paid Lifestyle Research Center LLC $0.8 million and $0.3 million in connection with other related services during the nine months ended September 30, 2019 and 2018, respectively, which is recorded in discontinued operations on the unaudited condensed consolidated statement of operations.

During the term of the IP License Agreement with the Company, Ms. Stewart was entitled to receive a guaranteed annual payment of $1.3 million, which amounts were being paid in connection with the Mergers regardless of Ms. Stewart’s continued employment with the Company. During the three months ended September 30, 2018 the Company made payments of $0.3 million to Ms. Stewart in connection with the terms of the IP License Agreement. During the nine months ended September 30, 2019 and 2018, the Company made payments of $0.6 million and $1.0 million to Ms. Stewart in connection with the terms of the IP License Agreement.  The IP License Agreement with the Company ended as of June 10, 2019.

During the three months ended September 30, 2018, the Company expensed non-cash interest of $0.1 million related to the accretion of the present value of these guaranteed contractual payments, which is recorded in discontinued operation on the unaudited condensed consolidated statements of operations.  During the nine months ended September 30, 2019 and 2018, the Company expensed non-cash interest of $0.1 million and $0.3 million, respectively, related to the accretion of the present value of these guaranteed contractual payments, which is recorded in discontinued operations on the unaudited condensed consolidated statements of operations.

12.          Subsequent Events

On October 24, 2019, a licensee for Avia exercised a purchase option in their existing license agreement to acquire ownership of the Avia trademark registered in China for $12.3 million, effective as of January 15, 2020.  The $12.3 million is payable in installments over a period of three years as follows: $3.3 million on June 30, 2020, $5.0 million on June 30, 2021 and $4.0 million on June 30, 2022.  In the event the licensee fails to pay the purchase price in full the trademark reverts to the Company.  The exercising of the purchase option will not have a material impact on the Company’s consolidated financial statements as the proceeds from the sale will be applied against the cost basis of the intangible asset on the Company’s consolidated balance sheet in the fourth quarter of 2019.

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

Licensing and Brand Management Business

We own a portfolio of consumer brands in the active and lifestyle categories, including Jessica Simpson, AND1, Avia, Joe’s and GAIAM. We aim to maximize the value of our brands by promoting, marketing and licensing the brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories. Our core strategy is to enhance and monetize the global reach of our existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify our portfolio of brands.

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

Our business is designed to maximize the value of our brands through license agreements with partners that are responsible for manufacturing and distributing our licensed products. Our brands are licensed for a broad range of product categories, including apparel, footwear and accessories. We seek to select licensees who have demonstrated the ability to produce and sell quality products in their respective licensed categories and have the capability to meet or exceed the minimum sales thresholds and guaranteed minimum royalty payments that we generally require.

We license our brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of September 30, 2019, we had approximately one-hundred licensees, with wholesale licensees comprising a significant majority.

Our license agreements typically require a licensee to pay us royalties based upon net sales and, in most cases, contain guaranteed minimum royalties. Our license agreements often require licensees to support the brands by either paying or spending contractually guaranteed minimum amounts for the marketing and advertising of the respective licensed brands. As of September 30, 2019, we had contractual rights to receive an aggregate of $223.7 million in minimum royalty and marketing and advertising revenue from our licensees through the balance of the current terms of such licenses, excluding any renewal option periods.

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

On June 10, 2019, the Company completed the sale of MSLO.  As a result, indefinite-lived intangible assets decreased by $330.1 million which was recorded within assets classified as held for disposition from discontinued operations as of December 31, 2018.  During the first quarter of 2019, the Company recorded non-cash impairment charges of $161.2 million for indefinite-lived intangible assets related to the Martha Stewart and Emeril Lagasse trademarks.  The impairments arose during the sale process for the Martha Stewart and Emeril Lagasse brands due to the difference in the fair value as indicated by the sales price as compared to the carrying values of the intangible assets included in the transaction.  The sale of the Martha Stewart and Emeril Lagasse brands was approved by the Board of Directors on April 15, 2019, to allow the Company to achieve one of its top priorities in significantly reducing its debt.  Going forward the Company’s strategy is to focus on higher margin brands that are well suited for growing health, wellness and beauty categories.    These charges are included in the loss from discontinued operations in the unaudited condensed consolidated statements of operations.  See Note 3, Note 4 and Note 7 for further information.

During the three months ended September 30, 2019, the Company recorded non-cash impairment charges of $33.1 million consisting of $28.5 million related to the Jessica Simpson trademark and $4.6 million related to the Joe’s trademark.    During the three months ended September 30, 2018, the Company recorded non-cash impairment charges of $17.9 million for indefinite-lived intangible assets related to the trademarks of two of the Company’s non-core brands: Ellen Tracy and Caribbean Joe. The impairments arose due to reduced growth expectations and the impact of licensee transitions for these brands. Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows.  These charges are included in impairment charges in the unaudited condensed consolidated statements of operations.  See Note 4 and Note 7 for further information.

Please refer to our Annual Report on Form 10‑K for the year ended December 31, 2018, filed with the SEC on March 14, 2019, for a discussion of our critical accounting policies. During the nine months ended September 30, 2019, there were no material changes to these policies, except for the adoption of ASC 842, Leases and the sale of MSLO resulting in discontinued operations reporting.  See Note 2 and Note 6 in this Form 10-Q for further information on our adoption of ASC 842.  See Note 2 and Note 3 in this Form 10-Q for further information on discontinued operations.

Results of Operations

All amounts discussed herein relate to continuing operations unless otherwise noted.

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Three Months Ended September 30,		Better/(Worse)
	2019	2018	(Dollars)
	(in thousands)
Net revenue	$25,392	$29,455	$(4,063)
Operating expenses	12,247	15,414	3,167
Impairment charges	33,109	17,899	(15,210)
Loss from continuing operations	(19,964)	(3,858)	(16,106)
Other expense (income)	843	(31)	(874)
Interest expense, net	13,048	13,862	814
Loss from continuing operations before income taxes	(33,855)	(17,689)	(16,166)
Benefit from income taxes	(6,035)	(8,808)	2,773
Loss from continuing operations	(27,820)	(8,881)	(18,939)
Net loss (income) attributable to noncontrolling interests from continuing operations	9,449	(1,581)	11,030
Loss from continuing operations attributable to Sequential Brands Group, Inc. and Subsidiaries	(18,371)	(10,462)	(7,909)
(Loss) income from discontinued operations, net of income taxes	(309)	847	(1,156)
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(18,680)	$(9,615)	$(9,065)

Net revenue.  Net revenue decreased  $4.1 million to $25.4 million for the three months ended September 30, 2019 compared to $29.5 million for the three months ended September 30, 2018.  The period-over-period decrease in net revenue is primarily attributable to Avia sales commission revenue of $1.9 million recorded in the third quarter of 2018, as well as decreases driven by certain licensee transitions and a licensee termination for the Jessica Simpson brand and lower contractual GMRs for the Gaiam brand.

Operating expenses. Operating expenses decreased $3.2 million for the three months ended September 30, 2019 to $12.2 million compared to $15.4 million for the three months ended September 30, 2018.  This decrease was primarily driven by the absence of $4.2 million fee incurred in 2018 related to a settlement with a licensee as part of a strategic shift to a direct to retail license,  the absence of third-party fees related to debt refinancing of $0.7 million incurred in 2018 as well as decreases in compensation expense of $1.2 million and marketing expense of $0.6 million.  These decreases were offset by increases in bad debt expense of $2.7 million due to the write-off of an outstanding receivable balance from

Tommie Copper, Inc. (“TCI”), a related party, as TCI could not adhere to its original payment terms and new extended payment terms have been negotiated, as well as increased legal fees of $0.8 million.

Impairment charges. During the three months ended September 30, 2019, the Company recorded non-cash impairment charges of $33.1 million consisting of $28.5 million related to the Jessica Simpson trademark and $4.6 million related to the Joe’s trademark.     During the three months ended September 30, 2018, the Company recorded non-cash impairment charges of $17.9 million for indefinite-lived intangible assets related to the trademarks of two of the Company’s non-core brands: Ellen Tracy and Caribbean Joe. The impairments arose due to reduced growth expectations and the impact of licensee transitions for these brands. Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows.

Other expense (income).  The increase of $0.9 million in other expense is driven by the loss on our interest rate swaps and loss on our equity securities.

Interest expense, net.  Interest expense during the three months ended September 30, 2019 includes interest incurred under our loan agreements of $11.8 million, non-cash interest related to the amortization of deferred financing costs of $1.4 million offset by non-cash interest income of $0.2 million related to the accretion of the present value of certain other payment arrangements.  Interest expense during the three months ended September 30, 2018 includes interest incurred under our loan agreements of $12.6 million, non-cash interest related to the amortization of deferred financing costs of $1.3 million and $0.1 million of deferred financing costs written off as a result of a partial extinguishment of the Amended BoA Credit Agreement in accordance with ASC 470, Debt, offset by non-cash interest income of $0.1 million related to the accretion of the present value of certain other payment arrangements.

Income taxes.  The benefit from income taxes in continuing operations for the three months ended September 30, 2019 differs from the statutory rate primarily for state, local and foreign jurisdiction taxes offset by tax provisions attributable to noncontrolling interest and further decreased by a provision, discrete to the third quarter, related to vested restricted stock and cancelled stock options. The benefit from income taxes in continuing operations for the three months ended September 30, 2018 differs from the statutory rate primarily for additional tax benefit attributable to noncontrolling interest offset by state, local and foreign jurisdiction taxes, non-deductible officer’s compensation, and a provision, discrete to the third quarter, related to vested restricted stock and cancelled stock options.

Noncontrolling interests.  Noncontrolling interests for the three months ended September 30, 2019 represents a  net loss allocation of $9.6 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson) and net income allocation of $0.2 million to Elan Polo International, Inc., a member of DVS LLC.  Noncontrolling interests for the three months ended September 30, 2018 represents net income allocations of $1.4 million to With You, Inc., a member of With You LLC and $0.2 million to Elan Polo International, Inc., a member of DVS LLC.

Discontinued Operations. The Company completed the sale of MSLO on June 10, 2019.  As a result, we have classified the results of MSLO as discontinued operations in our unaudited condensed consolidated statement of operations for all periods presented.  The related assets and liabilities directly associated with MSLO are classified as held for disposition from discontinued operations in our condensed consolidated balance sheets for all periods presented.  See Note 3 in this Form 10-Q for further discussion.

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Nine Months Ended September 30,		Better/(Worse)
	2019	2018	(Dollars)
	(in thousands)
Net revenue	$77,331	$92,044	$(14,713)
Operating expenses	41,700	41,979	279
Impairment charges	33,109	17,899	(15,210)
Loss on sale of assets	-	7,117	7,117
Income from continuing operations	2,522	25,049	(22,527)
Other expense (income)	1,270	(135)	(1,405)
Interest expense, net	40,794	41,609	815
Loss from continuing operations before income taxes	(39,542)	(16,425)	(23,117)
Benefit from income taxes	(6,655)	(9,289)	2,634
Loss from continuing operations	(32,887)	(7,136)	(25,751)
Net loss (income) attributable to noncontrolling interests from continuing operations	6,455	(4,643)	11,098
Loss from continuing operations attributable to Sequential Brands Group, Inc. and Subsidiaries	(26,432)	(11,779)	(14,653)
(Loss) income from discontinued operations, net of income taxes	(122,192)	3,487	(125,679)
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(148,624)	$(8,292)	$(140,332)

Net revenue.  Net revenue decreased $14.7 million to $77.3 million for the nine months ended September 30, 2019 compared to $92.0 million for the nine months ended September 30, 2018.  The decrease in net revenue for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 is primarily attributable to revenue earned during the nine months ended September 30, 2018 for facilitating certain distribution arrangements of $3.1 million and for Avia sales commission revenue of $2.8 million, as well as the absence of FUL and Revo revenue due to the sale of the trademarks in 2018.  The period-over-period change is also attributable to decreases driven by certain licensee transitions and a licensee termination for the Jessica Simpson brand,  lower contractual GMRs for the Gaiam brand and reduced sales period-over-period for Ellen Tracy and Joe’s brands.

Operating expenses. Operating expenses decreased $0.3 million for the nine months ended September 30, 2019 to $41.7 million compared to $42.0 million for the nine months ended September 30, 2018.  This decrease was primarily driven by the absence of $4.2 million fee incurred in 2018 related to a settlement with a licensee as part of a strategic shift to a direct to retail license and the absence of third-party fees related to debt refinancing of $1.1 million incurred in 2018.  These decreases were offset by increased bad debt expense of $2.9 million driven by the write-off of an outstanding receivable balance from TCI, a related party, as TCI could not adhere to its original payment terms and new extended payment terms have been negotiated,  as well as increased legal costs of $1.4 million,  deal costs of $0.5 million and consulting fees of $0.2 million.

Impairment charges.    During the nine months ended September 30, 2019, the Company recorded non-cash impairment charges of $33.1 million consisting of $28.5 million related to the Jessica Simpson trademark and $4.6 million related to the Joe’s trademark.    During the nine months ended September 30, 2018, the Company recorded non-cash impairment charges of $17.9 million for indefinite-lived intangible assets related to the trademarks of two of the Company’s non-core brands: Ellen Tracy and Caribbean Joe. The impairments arose due to reduced growth expectations and the impact of licensee transitions for these brands. Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows.

Other expense (income).  Other expense was $1.3 million for the nine months ended September 30, 2019 compared to other (income) of $0.1 million for the nine months ended September 30, 2018 primarily due to the loss on our interest rate swaps.

Interest expense, net.  Interest expense decreased $0.8 million compared to the prior year period.  Interest expense, net during the nine months ended September 30, 2019 includes interest incurred under our loan agreements of $36.7 million, non-cash interest related to the amortization of deferred financing costs of $4.1 million and the expensing of $0.6 million of deferred financing costs as a result of the partial paydown of the Tranche A-1 Term Loan offset by non-cash interest income of $0.6 million related to the accretion of the present value of certain other payment arrangements.  Interest expense, net during the nine months ended September 30, 2018 includes interest incurred under our loan agreements of $38.5 million,  non-cash interest related to the amortization of deferred financing costs of $3.1 million and $0.1 million of deferred financing costs written off as a result of a partial extinguishment of the Amended BoA Credit Agreement in accordance with ASC 470, Debt, offset by non-cash interest income of $0.1 million related to the accretion of the present value of certain other payment arrangements.

Income taxes.  The benefit from income taxes in continuing operations for the nine months ended September 30, 2019 differs from the statutory rate primarily for state, local and foreign jurisdiction taxes offset by tax provisions attributable to noncontrolling interest and further decreased by a provision, discrete to the third quarter, related to vested restricted stock and cancelled stock options.  The benefit for income taxes in continuing operations for the nine months ended September 30, 2018 differs from the statutory rate primarily for additional tax benefit attributable to noncontrolling interest offset by state, local and foreign jurisdiction taxes, non-deductible officer’s compensation, and discrete provisions related to vested restricted stock and cancelled stock options.

Noncontrolling interest. Noncontrolling interest for the nine months ended September 30, 2019 represents  a net loss allocation of $6.9 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson) and net income allocation of $0.5 million to Elan Polo International, Inc., a member of DVS LLC.  Noncontrolling interest for the nine months ended September 30, 2018 represents net income allocations of $4.9 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson), $0.5 million to Elan Polo International, Inc., a member of DVS LLC, and net loss allocation of $0.7 million to JALP.

Discontinued Operations. The Company completed the sale of MSLO during the nine months ended September 30, 2019.  As a result, we have classified the results of MSLO as discontinued operations in our unaudited condensed consolidated statement of operations for all periods presented.  The related assets and liabilities directly associated with MSLO are classified as held for disposition from discontinued operations in our condensed consolidated balance sheets for all periods presented.  See Note 3 in this Form 10-Q for further discussion.

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

As of September 30, 2019, we had cash on hand, including restricted cash, of $5.1 million and a net working capital balance (defined below) of $7.2 million.  Additionally, we had outstanding debt obligations under our loan agreements of $461.7 million, which is presented net of $22.6 million of deferred financing fees in the condensed consolidated balance sheets.  As of December 31, 2018, we had cash on hand, including restricted cash, of $16.1 million and a net working capital balance (defined below) of $19.6 million.  Additionally, we had outstanding debt obligations under our loan agreements of $634.9 million, which is presented net of $24.1 million of deferred financing fees in the condensed consolidated balance sheets.  Net working capital is defined as current assets minus current liabilities, excluding restricted cash and discontinued operations.  Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity.  As of September 30, 2019, we had $24.4 million available under the current revolving credit facility (the “Revolving Credit Facility”).  See Note 8 to our condensed consolidated financial statements for a description of certain financing transactions consummated by us.  There are no material capital expenditure commitments as of September 30, 2019.

We believe cash on hand and cash from operations, in addition to available borrowings under our Revolving Credit Facility, will be sufficient to meet our capital requirements for the twelve months following the filing of this report.  We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity or debt securities.  The extent of our future capital requirements will depend on many factors, including our results of operations and growth through the acquisition of additional brands, and we cannot be certain that we will be able to obtain additional financing in sufficient amounts or on acceptable terms in the near future, if at all.

Cash Flows from Continuing Operations

Cash flows from continuing operations from operating, financing and investing activities for the nine months ended September 30, 2019 and 2018 are summarized in the following table:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Operating activities	$(2,949)	$15,399
Investing activities	165,780	137
Financing activities	(180,862)	(25,582)
Net decrease in cash and restricted cash	$(18,031)	$(10,046)

Operating Activities

Net cash used in operating activities from continuing operations was $2.9 million for the nine months ended September 30, 2019, compared to $15.4 million net cash provided by operating activities from continuing operations for the nine months ended September 30, 2018.  The $18.3 million decrease period-over-period was primarily attributable to decreases in other liabilities of $12.6 million driven by deferred rent and an increase in net loss of $25.7 million offset by increases in non-cash expenses of $7.9 million, accounts receivable of $2.7 million, prepaid expenses and other assets of $7.2 million, accounts payable and accrued expenses of $0.2 million and deferred revenue of $2.0 million.

Investing Activities

Net cash provided by investing activities from continuing operations increased $165.6 million to $165.8 million for the nine months ended months ended September 30, 2019 compared to $0.2 million for the nine months ended September 30, 2018.  This change is driven primarily by the cash proceeds from the sale of MSLO of $165.9 million.

Financing Activities

Net cash used in financing activities from continuing operations for the nine months ended September 30, 2019 increased $155.3 million to $180.9 million as compared to $25.6 million for the nine months ended September 30, 2018.  During the nine months ended September 30, 2019, we made principal payments of $19.2 million under our loan agreements in accordance with contractual terms as well as repaid $154 million of principal in connection with the sale of MSLO, paid lender fees of $3.3 million related to the Amended KKR/FS Agreement and made $4.2 million of distributions to certain noncontrolling interest partners.  During the nine months ended September 30, 2018, we made principal payments of $21.8 million under our loan agreements in accordance with contractual terms and $5.3 million of distributions to certain noncontrolling interest partners.  In addition, we received loan proceeds as part of our debt refinancing in the third quarter of 2018 of $107.6 million, made prepayments of $88.6 million under the Amended FS/KKR Agreement, and paid $14.6 million of related lender and third-party fees during the nine months ended September 30, 2018.   During the nine months ended September 30, 2019, we repurchased common stock from employees for tax withholding purposes related to the vesting of restricted stock of $0.2 million as compared to $2.4 million during the nine months ended September 30, 2018.

Debt

As of September 30, 2019, we were party to the Second Amendment to the Third Amended and Restated First Lien Credit Agreement with Bank of America, N.A. as administrative and collateral agent (the “Amended BoA Credit Agreement”) and the Third Amendment to the Third Amended and Restated Credit Agreement with Wilmington Trust, National Association as administrative agent and collateral agent (the “Amended FS/KKR Credit Agreement”), referred to as our loan agreements.  Refer to Note 8 to our condensed consolidated financial statements for a discussion of our borrowings and the terms of these debt facilities.  As of September 30, 2019 and December 31, 2018, our long-term debt, including current portion, was $461.7 million and $634.9 million, respectively, which is presented net of $22.6 million and $24.1 million of deferred financing fees, respectively, in the condensed consolidated balance sheets.  As of September 30, 2019, we had $24.4 million available under the current revolving credit facility.  As of December 31, 2018, we had no availability under the current revolving credit facility.  We may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.80:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 3.00:1.00 and (b) with respect to any other increase, 2.90:1.00, subject to the satisfaction of certain conditions in the Amended BoA Credit Agreement.  We may request one or more additional term loan facilities or the increase of term loan commitments under the Amended FS/KKR Credit Agreement as would not cause the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, subject to the satisfaction of certain conditions in the Amended FS/KKR Credit Agreement.  We made $19.2 million of principal repayments under our loan agreements during the nine months ended September 30, 2019, in addition to the aforementioned $154.0 million payment.

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our earnings may also be affected by changes in LIBOR interest rates as a result of our loan agreements. As further discussed in Notes 4 and 8 to our accompanying unaudited condensed consolidated financial statements, we have entered into interest rate swaps to mitigate the effects of a change in LIBOR interest rates. An increase in LIBOR interest rates of one percent affecting the loan agreements would not have had a material effect on our results of operations during the three and nine months ended September 30, 2019 and 2018.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act) as of September 30, 2019, the end of the period covered by this report. Based on, and as of the date of such evaluation, the President and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019 such that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.       Risk Factors

Cautionary Statements and Risk Factors

This Quarterly Report contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10‑K for the year ended December 31, 2018, filed with the SEC on March 14, 2019. There have been no material changes to such risk factors during the nine months ended September 30, 2019 except those noted below:

We are subject to risks and uncertainties related to our strategic review.

On October 7, 2019, we announced that our Board of Directors has initiated a broad review of strategic alternatives focused on maximizing shareholder value.  Such strategic alternatives may include the divestiture of one or more existing brands, the acquisition of one or more new brands, a stock buyback program, and other initiatives. We also announced that the Board had engaged Stifel to serve as financial advisor to assist in this process.  We cannot assure you that the review of strategic alternatives will result in any transaction, and the process of exploring strategic alternatives will involve the dedication of significant resources and the incurrence of significant costs and expenses.  In addition, speculation and uncertainty regarding the strategic review process may cause or result in disruption of our business; distraction of our employees; difficulty in recruiting, hiring, motivating, and retaining talented and skilled personnel; difficulty in maintaining or negotiating and consummating new business or strategic relationships or transactions; and increased stock price volatility.  If we are unable to mitigate these or other potential risks related to the uncertainty caused by the strategic review process, it may adversely affect our business or adversely impact our net sales, operating results, and financial condition.

Because the bid price of our ordinary shares is below the minimum requirement for the Nasdaq Capital Market, we cannot assure you that our common stock will continue to trade on that market or another national securities exchange.

On June 5, 2019, we received a notice from Nasdaq Stock Market (“Nasdaq”) stating that, for the prior 30 consecutive trading days, the closing bid price for our common stock was below the minimum of $1.00 per share required for continued listing on the exchange.  The notification letter stated that we would be afforded 180 calendar days, or until December 2, 2019, to regain compliance with the minimum bid price requirement.  In order to regain compliance with the listing standards, the closing bid price for our common stock must be at least $1.00 for 10 consecutive trading days.  If we are unable to regain compliance by December 2, 2019, Nasdaq will notify us that the common stock will be subject to suspension and delisting procedures.  We are considering our available options to regain compliance, including whether to effect a reverse stock split.  We cannot assure you about whether we will seek and effect a reverse stock split or whether we will be able to regain compliance with Nasdaq listing requirements. If we are unable to do so and our common stock is no longer listed on Nasdaq or another national securities exchange, the liquidity and market price of our common stock may be adversely affected.

Changes in the U.S. trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows.

The U.S. government has recently proposed new or higher tariffs on specified imported products, and certain governments have responded by proposing new or higher tariffs on specified products imported from the United States.  These tariffs, which do not apply directly to our branding business, may materially and adversely affect our licensees by imposing tariffs on goods they import.  The imposition of tariffs may negatively affect key licensees or the suppliers, manufacturers and customers of goods produced under our trademarks.  For example, tariffs may increase our licensees’ costs to produce goods and decrease their sales and gross margins and demand for their products.  Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and continuing uncertainty about changes in the U.S. trade environment could cause our licensees to experience sales volatility, price fluctuations or supply shortages or advances or delays in the manufacture and sale of products produced under our trademarks

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities during the three months ended September 30, 2019.

During the three months ended September 30, 2019, we did not repurchase any shares of our common stock.

(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number of		Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	(b) Average Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share (or Unit)	Plans or Programs	Plans or Programs
July 1 - 31	—	$—	N/A	N/A
August 1 - 31	—	$—	N/A	N/A
September 1 - 30	—	$—	N/A	N/A
Total	—		—	—

Item 6.      Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

10.1

Equity Purchase Agreement by and between Sequential Brands Group, Inc. as the Seller, and Marquee Brands LLC, as the Buyer dated as of April 16, 2019. Incorporated by reference to Exhibit 10.1 to Sequential Brand Group, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2019.

10.2

Transition agreement between the Company and Ms. Murray, dated October 1, 2019.  Incorporated by reference to Exhibit 10.1 to Sequential Brand Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2019. †

10.3

Second Amendment to Third Amended and Restated Credit Agreement, dated as of June 10, 2019, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to Sequential Brand Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2019.

10.4

Third Amendment to Third Amended and Restated Credit Agreement, dated as of August 12, 2019, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto. Incorporated by reference to Exhibit 10.2 to Sequential Brand Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2019.

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

*Filed herewith.

**Furnished herewith.

† Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: November 12, 2019	/s/ Peter Lops
	By:	Peter Lops
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)