Form 10-K
period 2019-12-31
Sequential Brands Group, Inc.
filed 2020-03-31
CIK 1648428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).

Yes ☐	No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter was $16,718,928 (based on the closing sales price of the registrant’s common stock on that date).

At March 23, 2020, the registrant had 65,905,900 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its annual meeting of stockholders to be held on June 5, 2020 are incorporated by reference in Items 10 through 14 of Part III of this Annual Report on Form 10‑K.

SEQUENTIAL BRANDS GROUP, INC.

PART I

Unless otherwise noted, references in this Annual Report on Form 10‑K to the “Sequential Brands Group,” “Company,” “our Company,” “we,” “us,” “our” or similar pronouns refer to Sequential Brands Group, Inc. and its subsidiaries. References to other companies may include their trademarks, which are the property of their respective owners.

This 2019 Annual Report on Form 10‑K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We use words such as “future,” “seek,” “could,” “can,” “predict,” “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to the following: (i) risks and uncertainties discussed in the reports that the Company has filed with the Securities and Exchange Commission (the “SEC”); (ii) general economic, market or business conditions; (iii) the Company’s ability to identify suitable targets for acquisitions and to obtain financing for such acquisitions on commercially reasonable terms; (iv) the Company’s ability to timely achieve the anticipated results of its acquisitions and any potential future acquisitions; (v) the Company’s ability to successfully integrate acquisitions into its ongoing business; (vi) the potential impact of the consummation of its acquisitions or any potential future acquisitions on the Company’s relationships, including with employees, licensees, customers and competitors; (vii) the Company’s ability to achieve and/or manage growth and to meet target metrics associated with such growth; (viii) the Company’s ability to successfully attract new brands and to identify suitable licensees for its existing and newly acquired brands; (ix) the Company’s substantial level of indebtedness, including the possibility that such indebtedness and related restrictive covenants may adversely affect the Company’s future cash flows, results of operations and financial condition and decrease its operating flexibility; (x) the Company’s ability to achieve its guidance; (xi) continued market acceptance of the Company’s brands; (xii) changes in the Company’s competitive position or competitive actions by other companies; (xiii) licensees’ ability to fulfill their financial obligations to the Company; (xiv) concentrations of the Company’s licensing revenues with a limited number of licensees and retail partners; (xv) risks related to the effects of the sale of the Martha Stewart brand; (xvi) uncertainties related to the timing, proposals or decisions arising from the Company’s strategic review, including the divestiture of one or more existing brands; (xvii) uncertainties related to the Company’s leadership changes; (xviii) adverse effects on the Company and its licensees due to natural disasters, pandemic disease and other unexpected events; and (xix) other circumstances beyond the Company's control.

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

Item 1.  Business

Corporate Overview

We own a portfolio of consumer brands in the active and lifestyle categories, including, Jessica Simpson,  AND1, Avia,  Joe’s and GAIAM. We aim to maximize the value of our brands by promoting, marketing and licensing the brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories. Our core strategy is to enhance and monetize the global reach of our existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify our portfolio of brands.

Our business is designed to maximize the value of our brands through license agreements with partners that are responsible for manufacturing and distributing our licensed products. Our brands are licensed for a broad range of product categories, including apparel, footwear, fashion accessories and home goods. We seek to select licensees who have demonstrated the ability to produce and sell quality products in their respective licensed categories and have the capability to meet or exceed the minimum sales thresholds and guaranteed minimum royalty payments that we generally require.

We license our brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of December 31, 2019, we had approximately one hundred licensees, with wholesale licensees comprising a significant majority.

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

Licensing Relationships

Our license agreements typically require a licensee to pay us royalties based upon net sales and, in most cases, contain guaranteed minimum royalties. Our license agreements also require licensees to support the brands by either paying or spending contractually guaranteed minimum amounts for the marketing and advertising of the respective licensed brands. As of March 23, 2020, we had contractual rights to receive an aggregate of $208.3 million in minimum royalty and marketing and advertising revenue from our licensees through the balance of the current terms of such licenses, excluding any renewals.

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

Our licensing revenues are concentrated with certain licensees and retail partners. During the year ended December 31, 2019, three licensees represented at least 10% of net revenue, accounting for 19%, 16% and 14% of the Company’s net revenue from continuing operations. For additional information, see “Risk Factors Risks Related to our Business - A substantial portion of our licensing revenue is concentrated with a limited number of licensees and retail partners, such that the loss of a licensee or retail partner could materially decrease our revenue and cash flows” in Item 1A.

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

Avia

We acquired the Avia brand in 2014, which was founded in 1979 and is best known for running and activewear products designed to unite performance and function for athletes of every level. Since we acquired Avia, we have expanded its licensed product categories to include wearable fitness accessories, hosiery, sports bags and various other accessory products. The Avia brand is primarily offered through Wal-Mart stores in the United States, with additional distribution through specialty retailers and related e-commerce sites as well as globally in numerous countries including an international partnership in China.

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

Joe’s

We acquired the Joe’s brand in 2015. Founded in 2001, Joe’s is a casual chic global lifestyle brand synonymous with classic, modernized wardrobe staples ranging from premium denim to handcrafted collection pieces, and from contemporary accessories to footwear.  Joe’s has since expanded to include kid’s apparel and footwear, intimate apparel, hosiery, fragrance, cold weather, belts, men’s ties, small leather goods and bags.  Concurrently with the acquisition, we entered into a long-term license agreement for the brand’s core categories with Centric Brands, Inc. Joe’s branded products are available at better department stores and specialty boutiques in the United States and internationally.

Ellen Tracy

We acquired the Ellen Tracy brand in 2013, which was founded in 1949 and is a leading fashion lifestyle brand focusing on polished and sophisticated style for modern women. The Ellen Tracy brand is known for quality tailoring, timeless silhouettes and classic signature prints. Product offerings currently include apparel, outerwear, sleepwear, intimate apparel, hosiery, eyewear, fragrance, fashion accessories, swimwear, handbags and luggage. Licensees for the Ellen Tracy brand include GBG USA Inc. for sportswear and dresses, Weatherproof for outerwear, Amerex for swimwear, and Komar for sleepwear and intimate apparel. In addition, the Ellen Tracy brand has been licensed for jewelry, bath and body gifts, cosmetics and home. The Ellen Tracy brand is offered in premium and regional department and specialty stores throughout the United States as well as globally.

William Rast

The William Rast brand is a lifestyle fashion brand rounded in the iconography of biker culture with designs that embody the “new America” sensibility and deliver an edgy yet tailored collection of premium denim, fragrance and jewelry for both men and women. Product offerings include denim, knitwear, jewelry, women’s footwear and fragrance. Licensees for the William Rast brand include One Jeanswear for men’s and women’s apparel, Yoki Fashions Inc. for footwear and Bellevue Brands Inc. for fragrance. Distribution includes several national retailers including Macy’s, Dillard’s, Belk, Lord & Taylor and Amazon.

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

Caribbean Joe

We acquired the Caribbean Joe brand in 2013, which was founded in 1999 and is a casual, island inspired, lifestyle brand. Originally rooted in apparel, Caribbean Joe’s product offerings have expanded to include swimwear, fashion accessories and home textiles.  Licensees for the Caribbean Joe brand include Levy Group Inc. for all apparel and women’s swimwear and the Bentex Group for women’s sleepwear, loungewear as well as men’s and kid’s swimwear.  The Caribbean Joe brand is distributed in the United States through mid-tier department stores, specialty stores, e-commerce sites and off-price retailers as well as internationally through specialty retailers and distributors.

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

Business Segment

We have a single operating and reportable segment, as described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reportable Segment” in Item 7. See Item 6 of this Annual Report on Form 10‑K for measures of our net revenues, consolidated net loss and total assets as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017.

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

On June 10, 2019, we completed the sale of MSLO, a Delaware corporation and a wholly-owned subsidiary of the Company, for $166 million in cash consideration, plus additional amounts in respect of pre-closing accounts receivable that are received after the closing, subject to certain adjustments, pursuant to the Purchase Agreement with the Buyer entered into on April 16, 2019.  In addition, the Purchase Agreement provides for an earnout of up to $40,000,000 payable to Sequential if certain performance targets are achieved during the three calendar years ending December 31, 2020, December 31, 2021 and December 31, 2022.  MSLO and its subsidiaries were engaged in the business of promoting, marketing and licensing the Martha Stewart and the Emeril Lagasse brands through various distribution channels.

Due to the sale of MSLO during the second quarter of 2019 (see Note 4 of Notes to Consolidated Financial Statements included in this Form 10-K), in accordance with Accounting Standards Codification (“ASC”) 205, Discontinued Operations, we have classified the results of MSLO as discontinued operations in our consolidated statements of operations and cash flows for all periods presented.  Additionally, the related assets and liabilities directly associated with MSLO are classified as held for disposition from discontinued operations in our consolidated balance sheets for all periods presented.  All amounts included in the notes to the consolidated financial statements relate to continuing operations unless otherwise noted.

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

Trademarks

Our trademarks and associated marks are registered or pending registration with the U.S. Patent and Trademark Office in block letter and/or logo formats, as well as in combination with a variety of ancillary marks for use with respect to a broad range of product categories, including footwear, apparel, fragrance, handbags, backpacks, watches, home goods and various other goods and services. We intend to renew these registrations as appropriate prior to their expiration. In addition, we register our trademarks in other countries and regions around the world. We also have domestic, foreign and international intellectual property coverage for the technology and designs for several brands including for Heelys wheeled footwear and certain Gaiam yoga-related products and SPRI products.  We own the rights to 39 U.S. issued patents and 42 foreign issued patents within 24 territories.

We monitor on an ongoing basis unauthorized use and filings of our trademarks and patents and rely primarily upon a combination of federal, state and local laws, as well as contractual restrictions, to protect our intellectual property rights, both domestically and internationally.

Employees

As of March 23, 2020, we had a total of 42 employees and area-specific consultants working to support our operations. None of our employees are represented by a labor union. We consider our relationship with our employees to be satisfactory.

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

Risks Related to Our Business

The recent coronavirus outbreak could have an adverse effect on our business, financial position and cash flows.

Concerns are rapidly growing about the global outbreak of a novel strain of coronavirus (“COVID-19” or “coronavirus”). The virus has spread rapidly across the globe, including the U.S. The pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our licensees, customer sentiment in general, and temporary closing of stores containing our brands. As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine may continue to increase, which has already affected, and may continue to affect, retailers, as well as our licensees who sell to these retailers. We are unable to predict when retailers who have temporarily closed stores will reopen or if additional periods of store closures will be needed or mandated. Continued impacts of the pandemic could materially adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows as our licensees may request temporary relief, delay or not make scheduled payments.  COVID-19 is adversely impacting sales in the apparel and accessories industry.  Diminished sales of products bearing our brands may have an adverse effect on the estimated fair value of our intangible assets, including our trademarks.  The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.    The potential impact of COVID-19 intensifies the business and operating risks that we face and should be considered when reading the additional risk factors below.

Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may damage the facilities of our licensees on which we depend and could impact consumer spending.

If any of our licensees facilities, including manufacturing, finishing or distribution facilities, or the facilities of our suppliers, third-party service providers, or customers, is affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control, it could have an adverse effect on our business. Disasters occurring at our licensees’ facilities also could impact our reputation and our consumers’ perception of our brands. Moreover, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, globally, which could adversely impact our results of operations.  In March 2020, the World Health Organization declared the coronavirus outbreak originating in Wuhan, China to be a global pandemic.

Certain licensees have been and may continue to be adversely impacted by the coronavirus outbreak due to manufacturing facility closures, store closures and a decrease in consumer traffic. Although the coronavirus outbreak is an ongoing phenomenon with uncertain scale, to date the outbreak has had severe global macroeconomic and financial market impacts.  The impact of the coronavirus on consumer demand and on our results of operations remain uncertain; however, such impacts may be significant.

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

As of December 31, 2019, we had outstanding net indebtedness of $446.0 million, as described more fully in Note 9 to our consolidated financial statements.

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

We cannot be certain that our earnings will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. In particular, we do not know at this time what the effects will be of the coronavirus pandemic, including the effects of our licensees requesting delaying payments or failing to make payments to us.  If we do not have sufficient earnings, we may be required to seek to refinance all or part of our then existing debt, sell assets, make additional borrowings or sell more securities, none of which we can guarantee that we will be able to do and which, if accomplished, may adversely affect us.

We are subject to a number of restrictive covenants under our debt arrangements, including customary operating restrictions and customary financial covenants. Our business, financial condition and results of operations may be adversely affected if we are unable to maintain compliance with such covenants.

Our outstanding debt is generally guaranteed jointly and severally by each of our domestic subsidiaries. Our and our subsidiaries’ obligations under the Debt Facilities (as defined in Note 9 to our consolidated financial statements) and the associated guarantees are secured, in each case, by first priority liens (subject, in the case of the Amended KKR Credit Agreement, to the liens under the Amended BoA Credit Agreement on, and security interests in, substantially all of the present and after acquired assets of us and each of our subsidiaries, subject to certain customary exceptions). The Debt Facilities contain a number of restrictive covenants, representations and warranties, including representations relating to the intellectual property owned by us and our subsidiaries and the status of our material license agreements. In addition, the Debt Facilities include covenants and events of default, including, in the case of the Amended BoA Credit Agreement, requirements that we (i) maintain a positive net income (as defined), (ii) satisfy a maximum loan to value ratio (as calculated pursuant to the Amended BoA Credit Agreement) and (iii) satisfy a maximum consolidated first lien leverage ratio (as calculated pursuant to the Amended BoA Credit Amendment), and, in the case of the Amended KKR Credit Agreement, to satisfy (i) a maximum consolidated total leverage ratio (as calculated pursuant to the Amended KKR Credit Agreement) and (ii) a maximum consolidated first lien leverage ratio (as calculated pursuant to the Amended KKR Credit Agreement).

If our business, financial condition or results of operations are adversely affected by one or more of the risk factors described in this Annual Report on Form 10‑K or elsewhere in our filings with the SEC, including by the effect of coronavirus, we may be unable to maintain compliance with these financial covenants. If we fail to comply with such covenants, our lenders could demand immediate payment of amounts outstanding. Under such circumstances, we would need to seek alternative financing sources to fund our ongoing operations and to repay amounts outstanding and satisfy our other obligations under our existing borrowing and financing arrangements. Such financing may not be available on favorable terms, or at all. Consequently, we may be restricted in how we fund ongoing operations and strategic initiatives and deploy capital and in our ability to make acquisitions. As a result, our business, financial condition and results of operations may be further adversely affected if we are unable to maintain compliance with our debt covenants.

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

Our licensing revenues are concentrated with a limited number of licensees and retail partners. During the year ended December 31, 2019,  three licensees represented at least 10% of net revenue, accounting for 19%, 16% and 14% of the Company’s net revenue from continuing operations.  During the year ended December 31, 2018, three licensees represented at least 10% of net revenue, accounting for 18%, 12% and 11% of the Company’s net revenue from continuing operations. Our revenue and cash flows would be materially and adversely affected if any of them were to have financial difficulties affecting their ability to make payments, elected not to renew or extend any existing license agreements or arrangements with us or significantly reduced their sales of these licensed products under any of these license agreements or arrangements, and we were not able to replace the revenue generated by such licensees.

We may not be able to adequately protect our intellectual property rights, which could compromise our competitive position and decrease the value of our brands.

We own, through our subsidiaries, U.S. federal trademark registrations and foreign trademark registrations for our brands that are vital to the success and further growth of our business. In addition, we own domestic, foreign and international intellectual property registrations for the technology and designs incorporated into Heelys wheeled footwear and Gaiam yoga products. The loss of or inability to enforce our proprietary rights could materially and adversely affect our business and financial condition. For instance, if any third party independently develops similar products to those marketed and distributed by our licensees or manufactures knock-offs of such products, it may harm the reputation of our brands, decrease their value or cause a decline in our licensees’ sales and thus our revenues. Additionally, the laws of foreign countries may provide inadequate protection for intellectual property rights, making it difficult to enforce such rights in those countries.

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

We depend upon the services of our key executives, including our Chief Executive Officer, Mr. David Conn. If we lose the services of Mr. David Conn or other key executives, we may not be able to fully implement our business plan and future growth strategy, which would harm our business and prospects.

Our success is largely dependent upon the expertise and knowledge of our Chief Executive Officer, Mr. David Conn, and other key members of the executive team, whom we rely upon to formulate our business strategies. Our key executives’ leadership and experience in the licensing industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering our key executives. The loss of the services of our key executives could have a material adverse effect on our business prospects, financial condition, results of operations and cash flows.

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

The publicly traded shares of our common stock have experienced, and may continue to experience, significant price fluctuations, ranging between $2.48 and $0.22 during our last two fiscal years. Due to the continued, sustained decline in our stock price during 2017, we recorded a goodwill impairment charge of $304.1 million in the fourth quarter of 2017. See Note 8 to our consolidated financial statements for further information on our goodwill impairment. Future decreases or volatility in our stock price could reduce demand for our common stock, regardless of our operating performance. The trading price of our common stock could also change significantly over short periods of time in response to write-downs or actual or anticipated variations in our quarterly results of operations, announcements by us, our licensees or our respective competitors, factors affecting our licensees’ markets generally or changes in national or regional economic conditions.

Our largest stockholders control a significant percentage of our common stock and are represented on our board of directors, which may enable such stockholders, alone or together with our other significant stockholders, to exert influence over corporate transactions and other matters affecting the rights of our stockholders.

As of March 23, 2020, Tengram Capital Partners Gen2 Fund, L.P. (“Tengram”) beneficially owns approximately 11.6%, Carlyle Galaxy Holdings, L.P. (“Carlyle”) beneficially owns approximately 9.7% and Ms. Martha Stewart beneficially owns approximately 12.5% of our outstanding shares of common stock. Mr. William Sweedler, chairman of our board of directors, is a principal of Tengram and Ms. Martha Stewart became a director in connection with the closing of the Mergers and remained a director post the sale of MSLO. As a result, each of Tengram, Carlyle and Ms. Martha Stewart, individually or collectively, are able to exercise substantial influence over our board of directors and matters requiring stockholder approval, including the election of directors and approval of significant corporate actions, such as mergers and other business combination transactions.

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

As of December 31, 2019, intangible assets represented $600  million, or 82.9% of our total consolidated assets. Under current accounting principles generally accepted in the United States (“GAAP”), indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. Our trademarks are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any write-down of intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material. We recorded non-cash impairment charges of $33.1 million and $17.9 million for indefinite-lived intangible assets for certain brands in the third quarter of 2019 and 2018, respectively; the impairments arose due to reduced growth expectations and the impact of licensee transitions for these brands. Due to the continued, sustained decline in our stock price, we recorded a goodwill impairment charge of $304.1 million in the fourth quarter of 2017. See Note 7 and Note 8 to our consolidated financial statements for further information on these impairment charges.

Our use of certain tax attributes may be limited.

We have significant net operating losses (“NOLs”). A valuation allowance has been provided as of December 31, 2019 which primarily relates to state net operating losses and capital loss carryforwards. As of December 31, 2019, we have federal NOLs available to carryforward to future periods of $107.8 million which begin expiring in 2029 and we have state NOLs available to carryforward to future periods of $179 million which begin expiring in 2020. We have foreign tax credits available to carryforward to future periods of $0.5 million as of December 31, 2019 which begin expiring in 2020. We have experienced several changes of ownership under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) which place various limitations on the use of NOLs. The limitation on NOLs is based upon a formula provided under Section 382 of the Code that utilizes the fair market value of us and prevailing interest rates at the time of the ownership change. An “ownership change” is generally a 50% increase in ownership over a three-year period by stockholders who directly or indirectly own at least five percent of a company’s stock. The limitations on the use of the NOLs under Section 382 could affect our ability to offset future taxable income.

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

On June 5, 2019, we received a notice from Nasdaq Stock Market (“Nasdaq”) stating that, for the prior 30 consecutive trading days, the closing bid price for our common stock was below the minimum of $1.00 per share required for continued listing on the exchange.  The notification letter stated that we would be afforded 180 calendar days, or until December 2, 2019, to regain compliance with the minimum bid price requirement.  In order to regain compliance with the listing standards, the closing bid price for our common stock must be at least $1.00 for 10 consecutive trading days.  We have considered our available options to regain compliance, including whether to effect a reverse stock split.  We cannot assure you about whether we will be able to regain compliance with Nasdaq listing requirements. If we are unable to do so and our common stock is no longer listed on Nasdaq or another national securities exchange, the liquidity and market price of our common stock may be adversely affected.    On February 11, 2020, the stockholders approved the vote to effect a reverse stock split of our issued and outstanding common stock at a ratio of 1 share-for-10 shares up to a ratio of 1 share-for-40 shares, to be determined by our Board of Directors.

Our business, financial condition and results of operations could suffer in the event of security breaches, cyber-attacks or unauthorized disclosures of personal information.

In conducting their business, including their e-commerce business, our licensees and retail partners obtain and transmit confidential information about their customers, including credit card information, through their websites and their information technology systems. If our licensees or retail partners experience such a security breach or cyber-attack, it could adversely affect their business and operations, including damaging their reputation and their relationships with their customers, exposing them to risks of litigation and liability including under data privacy laws and regulations, all of which could have a material adverse effect on their ability to meet their minimum net sales requirements and to make guaranteed minimum royalty payments to us in accordance with the terms of their respective license agreements. We cannot assure you that our licensees and retail partners will not experience any future security breaches, cyber-attacks or unauthorized disclosures. In addition, as a result of recent security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become more uncertain. As a result, our licensees and retail partners may incur significant costs to comply with laws regarding the protection and unauthorized disclosure of personal information, which could also negatively affect their ability to generate sales and make royalty payments to us, resulting in a material adverse effect on our business, financial condition and results of operations.

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

The U.S. government has proposed, and in some case, implemented new or higher tariffs on specified imported products, and certain governments have responded by proposing new or higher tariffs on specified products imported from the United States (including, but not limited to, the Trump Administration's tariffs on China and China's retaliatory tariffs on certain products from the U.S.).  These tariffs, which do not apply directly to our branding business, may materially and adversely affect our licensees by imposing tariffs on goods they import.  The imposition of tariffs may negatively affect key licensees or the suppliers, manufacturers and customers of goods produced under our trademarks.  For example, tariffs may result in or have resulted in increasing our licensees’ costs to produce goods and decrease their sales and gross margins and demand for their products.  Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and continuing uncertainty about changes in the U.S. trade environment could cause our licensees to experience sales volatility, price fluctuations or supply shortages or advances or delays in the manufacture and sale of products produced under our trademarks.

Changes in the method for determining LIBOR and the potential replacement of the LIBOR benchmark interest rate could increase our borrowing costs.

Some of our borrowings bear interest at a variable rate based on LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), a regulator of financial services firms and financial markets in the United Kingdom, stated that it will plan for a phase out of regulatory oversight of LIBOR interest rates indices. The FCA has indicated they will support the LIBOR indices through 2021, to allow for an orderly transition to an alternative reference rate. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities.

We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. Introduction of an alternative rate also may introduce additional basis risk for market participants as an alternative index is utilized along with LIBOR. There can be no guarantee that SOFR will become widely used and that alternatives may or may not be developed with additional complications. We are not able to predict whether LIBOR will cease to be available after 2021, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such a possible transition to SOFR may have on our results of operations.

Risks Related to Our Acquisitions

If we are unable to identify and successfully acquire additional brands or to finance the acquisition of such brands, our rate of growth may be reduced and, even if additional trademarks are acquired, we may not realize anticipated benefits due to integration or licensing difficulties.

A key component of our growth strategy is the acquisition of additional brands. In 2016, we acquired GAIAM, and in 2015, we acquired Jessica Simpson and Joe’s and are continually exploring new acquisition opportunities. However, we face extensive competition for new brand acquisitions, both from other brand management companies as well as traditional consumer brand companies, retailers and private equity groups, which could increase the price of the acquisitions and make it more difficult for us to find suitable acquisition targets. In addition, even if we successfully acquire additional brands or the rights to use additional brands, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our principal offices are located at 601 West 26th Street, 9th Floor - Suite 915, New York, New York 10001, and our telephone number is (646) 564‑2577.

We lease the following properties as of December 31, 2019:

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

Note 12 of the Notes to Consolidated Financial Statements in this Form 10-K is incorporated by reference into this Item 3.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Trading

Our common stock trades on the Nasdaq Capital Market under the symbol “SQBG”.  As of March 23, 2020,  there were approximately 1,275 holders of record of our common stock.

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

Equity Compensation Plan

The table below sets forth the information regarding our equity compensation plans as of December 31, 2019:

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	229,501	$12.68	—
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	229,501		—

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

Common Stock Repurchase Programs

During the quarter ended December 31, 2019, we repurchased 70,275 shares of our common stock from employees for income tax withholdings related to the vesting of restricted stock. We do not currently have in place a repurchase program with respect to our common stock.

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number of		Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	(b) Average Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share (or Unit)	Plans or Programs	Plans or Programs
October 1 - 31	15,217	$0.29	N/A	N/A
November 1 - 30	32,232	$0.37	N/A	N/A
December 1 - 31	22,826	$0.35	N/A	N/A
Total	70,275		—	—

(1)	During the fourth quarter of 2019, 70,275 shares were purchased from employees for tax withholding purposes related to the vesting of restricted stock and restricted stock units.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the period beginning on December 31, 2014 and ending on December 31, 2019 with the cumulative total return on the Standard & Poor’s 500 Composite Index (“S&P 500”) and a Custom Peer Group, which includes Carter’s Inc., Apex Global Brands, Inc., Columbia Sportswear Company, Guess ? Inc., Hanesbrands, Inc., Iconix Brand Group Inc., PVH Corp. and Xcel Brands Inc. The comparison assumes that $100 was invested on December 31, 2014 in our common stock, S&P 500 and Custom Peer Group. The stock performance shown on the graph should not be considered indicative of future performance.

Item 6.  Selected Financial Data

The following table presents our selected historical financial data for the periods indicated. The selected historical financial data has been derived from our audited consolidated financial statements referred to under Item 8 of this Annual Report on Form 10‑K as well as prior 10-K filings. The following selected historical financial data should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10‑K and in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 of this Annual Report on Form 10‑K. The historical consolidated financial statements for Old Sequential for periods prior to the Mergers are considered to be the historical financial statements of Sequential Brands Group, Inc. and thus, our consolidated financial statements for fiscal 2015 reflect Old Sequential’s consolidated financial statements for the period from January 1, 2015 through December 4, 2015. We have not declared dividends during the periods presented below.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net revenue	$101,576	$127,290	$124,780	$105,766	$82,852
Operating expenses	61,671	60,223	53,752	57,753	47,139
Impairment charges	33,109	17,899	340,628	-	-
Loss on sale of assets	-	7,117	-	-	-
Income (loss) from operations	6,796	42,051	(269,600)	48,013	35,713
(Loss) income from continuing operations	(40,376)	(11,962)	(286,161)	(14,101)	8,488
Net loss (income) from continuing operations attributable to noncontrolling interest	6,036	(5,506)	(4,172)	(7,452)	(5,287)
Loss from continuing operations attributable to Sequential Brands Group, Inc. and Subsidiaries	(34,340)	(17,468)	(290,333)	(21,553)	3,201
(Loss) income from discontinued operations, net of tax	(125,063)	6,984	104,615	20,732	(6,072)
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(159,403)	$(10,484)	$(185,718)	$(821)	$(2,871)

Continuing operations:
(Loss) earnings per share - basic	$(0.53)	$(0.27)	$(4.62)	$(0.35)	$0.08
(Loss) earnings per share - diluted	(0.53)	(0.27)	(4.62)	(0.35)	0.07

Discontinued Operations:
(Loss) earnings per share - basic	$(1.93)	$0.11	$1.66	$0.33	$(0.15)
(Loss) earnings per share - diluted	(1.93)	0.11	1.66	0.33	(0.15)

Loss per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic and diluted	$(2.46)	$(0.16)	$(2.95)	$(0.01)	$(0.07)

Weighted average common shares outstanding:
Basic	64,760,823	63,700,081	62,861,743	61,912,410	41,177,523
Diluted	64,760,823	64,992,059	63,093,437	62,680,182	43,387,116

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$6,264	$14,106	$18,902	$19,133	$41,560
Working capital (a)	11,461	19,615	23,639	16,008	22,753
Intangible assets, net	599,967	634,827	664,984	699,901	558,265
Total assets	723,244	1,078,668	1,097,211	1,434,863	1,289,837
Long-term debt, including current portion	446,000	610,787	630,597	645,035	542,065
Total equity	173,040	344,644	353,538	537,568	525,649

(a)	Net working capital is defined as current assets minus current liabilities, excluding restricted cash and discontinued operations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10‑K, as well as the disclosures about forward-looking statements in Item 1 and the section “Risk Factors” contained in Item 1A. This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and cash flows for the fiscal year ended December 31, 2019. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

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

Our business is designed to maximize the value of our brands through license agreements with partners that are responsible for manufacturing and distributing our licensed products and primarily responsible for the design of such licensed products. Our brands are licensed for a broad range of product categories, including apparel, footwear, fashion accessories and home goods. We seek to select licensees who have demonstrated the ability to produce and sell quality products in their respective licensed categories and have the capability to meet or exceed the minimum sales thresholds and guaranteed minimum royalty payments that we generally require.

We license our brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of December 31, 2019, we had approximately one hundred licensees, with wholesale licensees comprising a significant majority.

Our license agreements typically require a licensee to pay us royalties based upon net sales and, in most cases, contain guaranteed minimum royalties. Our license agreements also require licensees to support the brands by either paying or spending contractually guaranteed minimum amounts for the marketing and advertising of the respective licensed brands. As of March 23, 2020, we had contractual rights to receive an aggregate of $208.3 million in minimum royalty and marketing and advertising revenue from our licensees through the balance of the current terms of such licenses, excluding any renewals.

Reclassification of Prior Periods

On June 10, 2019, we completed the sale of MSLO, a Delaware corporation and a wholly-owned subsidiary of the Company, for $166 million in cash consideration, plus additional amounts in respect of pre-closing accounts receivable that are received after the closing, subject to certain adjustments, pursuant to an equity purchase agreement (the “Purchase Agreement”) with Marquee Brands LLC (the “Buyer”) entered into on April 16, 2019.  In addition, the Purchase Agreement provides for an earnout of up to $40,000,000 payable to Sequential if certain performance targets are achieved during the three calendar years ending December 31, 2020, December 31, 2021 and December 31, 2022.  MSLO and its subsidiaries were engaged in the business of promoting, marketing and licensing the Martha Stewart and the Emeril Lagasse brands through various distribution channels.

Due to the sale of MSLO during the second quarter of 2019 (see Note 4 of Notes to Consolidated Financial Statements included in this Form 10-K), in accordance with Accounting Standards Codification (“ASC”) 205, Discontinued Operations, we have classified the results of MSLO as discontinued operations in our consolidated statements of operations and cash flows for all periods presented.  Additionally, the related assets and liabilities directly associated with MSLO are classified as discontinued operations in our consolidated balance sheets for all periods presented.  All amounts included in the notes to the consolidated financial statements relate to continuing operations unless otherwise noted.

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

A description of significant accounting policies that require us to make estimates and assumptions in the preparation of our consolidated financial statements is as follows:

Revenue Recognition. We recognize revenue in accordance with ASC 606, which became effective as of January 1, 2018 (See Notes 2 and 5 in this Form 10-K for impact of adoption and other related disclosures).   ASC 606 requires a five-step approach to determine the appropriate method of revenue recognition for each contractual arrangement:

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

Intangible assets represent trademarks, customer agreements and patents related to our brands. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. On an annual basis (October 1st) and as needed, we test indefinite lived trademarks for impairment through the use of discounted cash flow models. Assumptions used in our discounted cash flow models include: (i) discount rates; (ii) projected annual revenue growth rates; and (iii) projected long-term growth rates. Our estimates also factor in economic conditions and expectations of management, which may change in the future based on period-specific facts and circumstances.  Other intangibles with determinable lives, including certain trademarks, customer agreements and patents, are evaluated for the possibility of impairment when certain indicators are present, and are otherwise amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 2 to 15 years).

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

Due to the identification of impairment indicators during the quarter ended September 30, 2019, specifically the impairment of certain tradenames due to reduced growth expectations and the impact of licensee transitions for these brands, we performed impairment testing of our indefinite-lived assets at September 30, 2019, which replaced our October 1st annual test. As a result of our testing, we recorded a non-cash impairment charge of $33.1 million consisting of $28.5 million related to the Jessica Simpson trademark and $4.6 million related to the Joe’s trademark.

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

Leases.  The Company has operating leases for certain properties for its offices and showrooms and for copiers. The Company adopted ASU No. 2016-02, Leases (“ASU 2016-02” or “ASC 842”) as of January 1, 2019 using the modified retrospective method as of the period of adoption.  The Company elected the package of practical expedients upon transition where the Company did not reassess the lease classification and initial direct costs for leases that existed prior to adoption.  Additionally, the Company did not reassess contracts entered into prior to adoption to determine whether the arrangement was or contained a lease.  In accordance with ASU 2016-02, for leases over twelve months the Company records a right-of-use asset and a lease liability representing the present value of future lease payments.  Rent expense is recognized on a straight-line basis over the term of the lease.  The Company will test its ROU assets for impairment in accordance with ASC 360.  See Note 11 to our consolidated financial statements for further information.

Income Taxes. Current income taxes are based on the respective periods’ taxable income for federal, foreign and state income tax reporting purposes. Deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using statutory tax rates in effect for the year in which the differences are expected to reverse. In accordance with ASU No. 2015‑17, Balance Sheet Classification of Deferred Taxes, all deferred income taxes are reported and classified as non-current. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items and tax provisions under the Tax Act, primarily the limitation on interest expense deductions, management had determined that enough certainty existed to warrant the release of the valuation allowance recorded against substantially all of the Company’s deferred tax assets as of December 31, 2017. See Note 15 to our consolidated financial statements for further information on the release of our valuation allowance.

We apply the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the years ended December 31, 2019 and 2018, the Company did not have any reserves or accrued interest and penalties recorded through current income tax expense in accordance with ASC 740, Income Taxes (“ASC 740”). Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2016 through December 31, 2019.

Stock-Based Compensation. Compensation cost for restricted stock is measured using the quoted market price of the Company’s common stock at the date the common stock is granted. For restricted stock and restricted stock units, for which restrictions lapse with the passage of time (“time-based restricted stock”), compensation cost is recognized on a straight-line basis over the period between the issue date and the date that restrictions lapse. Time-based restricted stock is included in total shares of common stock outstanding upon the lapse of applicable restrictions. For restricted stock, for which restrictions are based on performance measures (“performance stock units” or “PSUs”), restrictions lapse when those performance measures have been deemed achieved. Compensation cost for PSUs is recognized on a straight-line basis during the period from the date on which the likelihood of the PSUs being earned is deemed probable and (x) the end of the fiscal year during which such PSUs are expected to vest or (y) the date on which awards of such PSUs may be approved by the compensation committee of the Company’s board of directors (the “Compensation Committee”) on a discretionary basis, as applicable. PSUs are included in total shares of common stock outstanding upon the lapse of applicable restrictions. PSUs are included in total diluted shares of common stock outstanding when the performance measures have been deemed achieved but the PSUs have not yet been issued.

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

Reportable Segment. An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker (the “CODM”) to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. Our CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of making operating decisions and assessing financial performance. Accordingly, we have determined that we have a single operating and reportable segment. In addition, we have no foreign operations or any assets in foreign locations. Nearly all of our operations consist of a single revenue stream, which is the licensing of our trademark portfolio, with additional revenues derived from certain commissions.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years indicated and is derived from our consolidated financial statements:

	Year Ended December 31,		Change
	2019	2018	(Dollars)
	(in thousands)
Net revenue	$101,576	$127,290	$(25,714)
Operating expenses	61,671	60,223	(1,448)
Impairment charges	33,109	17,899	(15,210)
Loss on sale of assets	-	7,117	7,117
Income from continuing operations	6,796	42,051	(35,255)
Other expense	2,107	693	(1,414)
Interest expense, net	53,760	55,264	1,504
Loss from continuing operations before income taxes	(49,071)	(13,906)	(35,165)
Benefit from income taxes	(8,695)	(1,944)	(6,751)
Loss from continuing operations	(40,376)	(11,962)	(28,414)
Net loss (income) attributable to noncontrolling interests from continuing operations	6,036	(5,506)	11,542
Loss from continuing operations attributable to Sequential Brands Group, Inc. and Subsidiaries	(34,340)	(17,468)	(16,872)
(Loss) income from discontinued operations, net of income taxes	(125,063)	6,984	(132,047)
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(159,403)	$(10,484)	$(148,919)

Net Revenue.  Net revenue decreased $25.7 million to $101.6 million for the year ended December 31, 2019 compared to $127.3 million for the year ended December 31, 2018.  The decrease in net revenue for the year ended December 31, 2019 compared to the year ended December 31, 2018 is primarily attributable to revenue earned during the year ended December 31, 2018 for facilitating certain distribution arrangements of $3.1 million and for Avia sales commission revenue of $2.8 million, as well as the absence of FUL and Revo revenue due to the sale of the trademarks in 2018. The year-over-year change is also attributable to decreases driven by certain licensee transitions and a licensee termination for the Jessica Simpson brand, lower contractual GMRs for the Gaiam brand and reduced sales year-over-year for Ellen Tracy and Joe’s brands.

Operating expenses. Operating expenses increased $1.5 million for the year ended December 31, 2019 to $61.7 million compared to $60.2 million for the year ended December 31, 2018.  This increase was primarily driven by increased  bad debt expense of $2.6 million primarily driven by the write-off of an outstanding receivable balance from TCI, a related party, as TCI could not adhere to its original payment terms and new extended payment terms have been negotiated, as well as increases in litigation contingencies and claims of approximately $2.0 million, legal costs of $1.2 million and commissions of $1.0 million.  These increases were offset by the absence of $4.2 million fee incurred in 2018 related to a settlement with a licensee as part of a strategic shift to a direct to retail license and the absence of third-party fees related to debt refinancing of $1.1 million incurred in 2018.

Impairment charges. During the year ended December 31, 2019, the Company recorded non-cash impairment charges of $33.1 million consisting of $28.5 million related to the Jessica Simpson trademark and $4.6 million related to the Joe’s trademark.  During the year ended December 31, 2018, the Company recorded non-cash impairment charges of $17.9 million for indefinite-lived intangible assets related to the trademarks of two of the Company’s brands: Ellen Tracy and Caribbean Joe.  Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows.  The impairments arose due to reduced growth expectations and the impact of licensee transitions for these brands.

Loss on sale of assets.  During the year ended December 31, 2018, the Company recorded a loss on sale of assets of $7.1 million related to the sale of the Revo trademark on April 19, 2018, recognized during the first quarter of 2018, and the FUL trademark on May 30, 2018, recognized during the second quarter of 2018.

Other expense. Other expense was $2.1 million for the year ended December 31, 2019 compared to other expense of $0.7 million for the year ended December 31, 2018 primarily due to the loss on our interest rate swaps.

Interest expense, net. Interest expense decreased $1.5 million compared to the prior year. Interest expense, net during the year ended December 31, 2019 includes interest incurred under our loan agreements of $48.2 million, non-cash interest related to the amortization of deferred financing costs of $5.6 million, the expensing of $0.8 million of deferred financing costs as a result of a partial extinguishment on the Revolving and Term loans in accordance with ASC 470 – Debt and non-cash interest income of $0.8 million related to the accretion of the present value of certain payment arrangements. Interest expense, net during the year ended December 31, 2018 includes interest incurred under our loan agreements of $50.9 million, non-cash interest related to the amortization of deferred financing costs of $4.5 million, the expensing of $0.1 million of deferred financing costs as a result of a partial extinguishment of the Amended BoA Credit Agreement in accordance with ASC 470 – Debt in connection with the Company’s entry into the Amended BoA Credit Agreement and non-cash interest income of $0.3 million related to the accretion of the present value of certain payment arrangements.

Income taxes. The benefit from income taxes in continuing operations for the year ended December 31, 2019 differs from the statutory rate primarily for state, local and foreign jurisdiction taxes offset by tax provisions attributable to noncontrolling interest and further decreased by non-deductible compensation.  The benefit for income taxes in continuing operations for the year ended December 31, 2018 differs from the statutory rate primarily for additional tax benefit attributable to noncontrolling interest offset by non-deductible compensation and an increase in the valuation allowance on state tax attributes.

Noncontrolling interest. Noncontrolling interest for the year ended December 31, 2019 represents net loss allocations of $6.2 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson) and $0.5 million to JALP, LLC, a member of FUL IP Holdings, LLC (“JALP, LLC”) and a net income allocation of $0.7 million to Elan Polo International, Inc., a member of DVS LLC. Noncontrolling interest for the year ended December 31, 2018 represents net income allocations of $5.6 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson), $0.6 million to Elan Polo International, Inc., a member of DVS LLC, and a noncontrolling interest loss allocation of $0.7 million to JALP, LLC.

Discontinued Operations. The Company completed the sale of MSLO during the year ended December 31, 2019.  As a result, we have classified the results of MSLO as discontinued operations in our consolidated statements of operations for all periods presented. The related assets and liabilities directly associated with MSLO are classified as discontinued operations in our consolidated balance sheets for all periods presented.  See Note 4 in this Form 10-K for further discussion.

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the periods indicated and is derived from our consolidated financial statements:

	Year Ended December 31,		Change
	2018	2017	(Dollars)
	(in thousands, except percentages)
Net revenue	$127,290	$124,780	$2,510
Operating expenses	60,223	53,752	(6,471)
Impairment charges	17,899	340,628	322,729
Loss on sale of assets	7,117	-	(7,117)
Income (loss) from continuing operations	42,051	(269,600)	311,651
Other expense	693	1,984	1,291
Interest expense, net	55,264	59,000	3,736
Loss from continuing operations before income taxes	(13,906)	(330,584)	316,678
Benefit from income taxes	(1,944)	(44,423)	42,479
Loss from continuing operations	(11,962)	(286,161)	274,199
Net income attributable to noncontrolling interests from continuing operations	(5,506)	(4,172)	(1,334)
Loss from continuing operations attributable to Sequential Brands Group, Inc. and Subsidiaries	(17,468)	(290,333)	(272,865)
Income from discontinued operations, net of income taxes	6,984	104,615	97,631
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(10,484)	$(185,718)	$(175,234)

Net Revenue.  Net revenue increased $2.5 million to $127.3 million for the year ended December 31, 2018 compared to $124.8 million for the year ended December 31, 2017.  The increase is primarily driven by revenue earned for facilitating certain distribution arrangements of $3.1 million and for Avia sales commission revenue of $2.8 million, offset by decreases in revenue for Avia,  Nevados, William Rast, and Jessica Simpson, and the absence of FUL and Revo revenue due to the sale of the trademarks during the first half of 2018.

Operating expenses. Operating expenses increased $6.5 million for the year ended December 31, 2018 to $60.2 million compared to $53.7 million for the year ended December 31, 2017.  This increase was primarily driven by increased advertising costs of $5.8 million, increased settlement fees due to a $4.2 million settlement with a licensee as part of a strategic shift to a direct-to-retail license in the third quarter of 2018, increased bad debt expense of $1.3 million, third-party fees related to debt refinancing of $1.2 million expensed in accordance with ASC 470 – Debt,  increased consulting fees of $0.7 million, partially offset by the absence of $6.7 million severance costs in connection with the Company’s former CEO transition.

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

Other expense. Other expense during the year ended December 31, 2018 consists of immaterial items.  Other expense during the year ended December 31, 2017 consisted of a $1.9 million loss recorded in connection with the sale of equity securities and other immaterial items.

Interest expense, net. Interest expense decreased $3.7 million compared to the prior year. Interest expense, net during the year ended December 31, 2018 includes interest incurred under our loan agreements of $50.9 million, non-cash interest related to the amortization of deferred financing costs of $4.5 million, the expensing of $0.1 million of deferred financing costs as a result of a partial extinguishment of the Amended BoA Credit Agreement in accordance with ASC 470 – Debt in connection with the Company’s entry into the New Amended BoA Credit Agreement and non-cash interest income of $0.3 million related to the accretion of the present value of certain payment arrangements. Interest expense, net during the year ended December 31, 2017 includes interest incurred under our loan agreements of $55.1 million and non-cash interest related to the amortization of deferred financing costs of $3.9 million.

Income taxes. The benefit for income taxes in continuing operations for the year ended December 31, 2018 differs from the statutory rate primarily for additional tax benefit attributable to noncontrolling interest offset by non-deductible compensation and an increase in the valuation allowance on state tax attributes.  The benefit from income taxes for the year ended December 31, 2017 primarily represents a tax benefit recognized due to the decrease in deferred tax liabilities as a result of the reduction in the future corporate tax rate from 35% to 21% and the release of the valuation allowance recorded against substantially all of the Company’s deferred tax assets prior to December 31, 2017, offset by the non-tax deductible goodwill impairment.

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

Discontinued Operations. The Company completed the sale of MSLO during the year ended December 31, 2019.  As a result, we have classified the results of MSLO as discontinued operations in our consolidated statements of operations for all periods presented.  The related assets and liabilities directly associated with MSLO are classified as discontinued operations in our consolidated balance sheets for all periods presented.  See Note 4 in this Form 10-K for further discussion.

Liquidity and Capital Resources

Liquidity

As of December 31, 2019, we had cash on hand, including restricted cash, of $8.3 million and a net working capital balance (defined below) of $11.5 million. Additionally, we had outstanding debt obligations under our loan agreements of $468.2 million excluding $22.2 million of deferred financing fees. As of December 31, 2018, we had cash on hand, including restricted cash, of $16.1 million and a net working capital balance (defined below) of $19.6 million. Additionally, we had outstanding debt obligations under our loan agreements of $634.9 million excluding $24.1 million of deferred financing fees. Net working capital is defined as current assets minus current liabilities, excluding restricted cash and discontinued operations. We currently believe that cash from operations and our currently available cash (including available borrowings under our existing financing arrangements) will be sufficient to satisfy our anticipated working capital requirements for at least twelve months from the date of filing this Form 10-K. However, because of the coronavirus outbreak, there is significant uncertainty surrounding the potential impact on our results of operations and cash flows. We are proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses, and utilizing funds available under our Revolving Credit Facility. We currently believe we will continue to satisfy our covenants in our existing financing arrangements for at least twelve months from the date of filing this Form 10-K. The beliefs are based on facts and circumstances existing as of the date of this filing. However, we cannot predict the extent to which the effects of the coronavirus will impair our ability to continue to satisfy the covenants in our existing financing arrangements. See Item 1a. Risk Factors for further information. There are no material capital expenditure commitments as of December 31, 2019.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the years ended December 31, 2019, 2018 and 2017 are summarized in the following table:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Operating activities	$(36,914)	$23,535	$(83,105)
Investing activities	166,186	(92)	2,940
Financing activities	(176,806)	(34,023)	(28,294)
Net decrease in cash and restricted cash	$(47,534)	$(10,580)	$(108,459)

Operating Activities

Net cash used in operating activities from continuing operations was  $36.9 million for the year ended December 31, 2019, compared to net cash provided by operating activities from continuing operations of $23.5 million for the year ended December 31, 2018. The $60.4 million decrease was primarily attributable to an increase in net loss of $28.4 million, a decrease in non-cash items of $30.3 million driven by deferred income taxes and a decrease in other liabilities of $15.5 million offset by increases in accounts receivable of $4.1 million, accounts payable and accrued expenses of $0.9 million, in prepaid expenses and other assets of $6.6 million, and in deferred revenue of $2.2 million on a year-over-year basis.

Investing Activities

Net cash provided by investing activities was $166.2 million for the year ended December 31, 2019, compared to net cash used in investing activities of $0.1 million for the year ended December 31, 2018.  This change is driven primarily by the cash proceeds from the sale of MSLO of $165.9 million.  During the year ended December 31, 2017, we sold equity securities for $5.8 million.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2019 amounted to $176.8 million compared to $34.0 million for the year ended December 31, 2018.  During the year ended December 31, 2019, we made principal repayments of $21.7 million under our loan agreements in accordance with contractual terms as well as repaid $154 million of principal in connection with the sale of MSLO, paid lender fees of $4.6 million related to loan amendments and made $5.4 million of distributions to certain noncontrolling interest partners. During the year ended December 31, 2018, we made principal payments of $28.9 million under our loan agreements in accordance with contractual terms and $6.7 million of distributions to certain noncontrolling interest partners. In addition, we received loan proceeds as part of our debt refinancing of $107.6 million, made prepayments of $88.6 million under the Amended FS/KKR Credit Agreement, and paid $14.6 million of related lender and third-party fees during the year ended December 31, 2018.  During the year ended December 31, 2017, we made principal payments of $28.3 million under our loan agreements in accordance with contractual terms, $7.4 million of distributions to certain noncontrolling interest partners and repurchased common stock from employees for tax withholding purposes related to the vesting of restricted stock of $1.2 million.

Debt

As of December 31, 2019, we were party to the First Amendment to the Third Amended and Restated First Lien Credit Agreement with Bank of America, N.A. as administrative and collateral agent (the “Amended BoA Credit

Agreement”) and the First Amendment to the Third Amended and Restated Credit Agreement with Wilmington Trust, National Association as administrative agent and collateral agent (the “Amended FS/KKR Credit Agreement”), referred to as our loan agreements. Refer to Note 9 of Notes to Consolidated Financial Statements in this Form 10-K for a discussion of our borrowings and the terms of these debt facilities. As of December 31, 2019 and 2018, our long-term debt, including current portion, was $468.2 million and $634.9 million, excluding $22.2 million and $24.1 million of deferred financing fees, respectively. As of December 31, 2019, we had $15.4 million available under the current revolving credit facility (the “Revolving Credit Facility”).  We may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.80:1.00 and (ii) the Tranche A‑1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 3.00:1.00 and (b) with respect to any other increase, 2.90:1.00, subject to the satisfaction of certain conditions in the Amended BoA Credit Agreement. We may request one or more additional term loan facilities or the increase of term loan commitments under the Amended FS/KKR Credit Agreement as would not cause the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, subject to the satisfaction of certain conditions in the Amended FS/KKR Credit Agreement. We made $21.7 million of principal repayments under our loan agreements during the year ended December 31, 2019, in addition to the aforementioned $154.0 million payment.

Contractual Obligations

Our material contractual obligations as of December 31, 2019 are summarized as follows:

	Payments Due by Period

Contractual Obligations	Total	2020	2021	2022	2023	2024	Thereafter
	(in thousands)
Operating leases	$87,618	$6,807	$6,718	$6,721	$6,707	$6,856	$53,809
Long-term debt obligations:
Term Loans	453,831	12,750	17,750	20,000	111,631	291,700	-
Revolving Loan	14,358	-	-	-	14,358	-	-
Total	$555,807	$19,557	$24,468	$26,721	$132,696	$298,556	$53,809

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

Off-Balance Sheet Arrangements

At December 31, 2019 and 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our earnings may also be affected by changes in LIBOR interest rates as a result of our loan agreements. As further discussed in Note 9 to our consolidated financial statements, we have entered into interest rate swaps and interest rate caps to mitigate the effects of a change in LIBOR interest rates. An increase in LIBOR interest rates of one percent affecting the loan agreements would not have had a material effect on our results of operations during the years ended December 31, 2019, 2018 and 2017.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act) as of December 31, 2019, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019 such that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Interim Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, as issued in 2013. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2019, based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by CohnReznick LLP, an independent registered public accounting firm, as stated in their report provided below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sequential Brands Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Sequential Brands Group, Inc. and Subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss) income, changes in equity and cash flows and the financial statement schedule listed in the index appearing under Item 15(a) of the Company and our report dated March 31, 2020, expressed an unqualified opinion.

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

/s/ CohnReznick LLP

New York, New York

March 31, 2020

Item 9B. Other Information

On March 30, 2020, the Company amended its Third Amended and Restated Credit Agreement (the “New FS/KKR Credit Agreement”) with Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto.  Pursuant to the New FS/KKR Credit Agreement, no mandatory amortization payments are required until September 30, 2020.  Thereafter, the loans under the New FS/KKR Credit Agreement will be subject to quarterly amortization payments of approximately $2.1 million.  The New FS/KKR Credit Agreement modifies the calculation of Consolidated EBITDA (as defined in the agreement) by permitting additional addbacks.  The New FS/KKR Credit Agreement allows for the netting of up to $5 million in cash of the Company and its subsidiaries for purposes of calculating the leverage ratio covenants, except for the quarter ended March 31, 2020 which allows for netting of up to $10 million in cash.  If the Consolidated Total Leverage Ratio is not equal to or less than 5:50:1:00 (on a pro forma basis) on July 31, 2020, Sequential shall amend its organization documents to add one new independent director acceptable to the lenders under the New FS/KKR Credit Agreement to sit on its Board of Directors.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained under the captions “Directors and Executive Officers” and “Corporate Governance” in the definitive proxy statement for the annual meeting of stockholders to be held on June 5, 2020 (the “Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2019, which information is incorporated herein by reference in response to this item.

Code of Ethics

We have adopted a Code of Ethics applicable to all members of our Board and to all of our employees and executive officers, including our Chief Executive Officer and Interim Chief Financial Officer. The Code of Ethics constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable Nasdaq rules. Our code of ethics is posted on our website located at www.sequentialbrandsgroup.com in the section titled “Investor Relations—Corporate Governance.” You may also request a copy of the Code of Ethics by writing or calling us at:

SEQUENTIAL BRANDS GROUP, INC.

Attn: Investor Relations

601 West 26th Street, Suite 915

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

4.1 +	Description of Common Stock.

10.1

Preemptive Rights and Board Nominee Agreement by and between Sequential Brands Group, Inc. (as successor to SQBG) and Tennman WR-T, Inc. effective as of October 1, 2011. Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10‑Q of SQBG, Inc. (previously known as Sequential Brands Group, Inc.) (SEC File No. 001-36082) (“SQBG”) filed on November 21, 2011.

10.2	Sequential Brands Group, Inc. 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S‑8 (Registration No. 333‑208343) filed on December 4, 2015.†

10.3	2005 Stock Incentive Plan of People’s Liberation. Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S‑8 (Registration No. 333‑208343) filed on December 4, 2015 †

10.4

Registration Rights Agreement, dated as of August 15, 2014, by and between SQBG and Carlyle Equity Opportunity GP, L.P., as the representative of the former stockholders and optionholders of Galaxy Brand Holdings, Inc. Incorporated by reference to Exhibit 10.1 to SQBG’s Current Report on Form 8‑K filed on August 18, 2014.

10.5

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

10.6

Form of Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan Nonqualified Stock Option Award Agreement and form of related Notice. Incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10‑K filed on March 14, 2016. †

10.7

Form of Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan Restricted Stock Award Agreement and form of related Notice. Incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10‑K filed on March 14, 2016. †

10.8

Form of Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan Performance Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10‑K filed on March 14, 2016. †

10.9

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

10.10

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

10.11

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

10.12

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

10.13

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

10.14

Equity Purchase Agreement by and between Sequential Brands Group, Inc. as the Seller, and Marquee Brands LLC, as the Buyer dated as of April 16, 2019. Incorporated by reference to Exhibit 10.1 to Sequential Brand Group, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2019.

10.15

Transition agreement between the Company and Ms. Murray, dated October 1, 2019.  Incorporated by reference to Exhibit 10.1 to Sequential Brand Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2019.

10.16

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

10.17

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

10.18

Second Amendment to Third Amended and Restated Credit Agreement, dated as of June 10, 2019, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to Sequential Brand Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2020.

10.19

Third Amendment to Third Amended and Restated Credit Agreement, dated as of December 30, 2019, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto. Incorporated by reference to Exhibit 10.2 to Sequential Brand Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2020.

10.20

Employment Agreement between Sequential Brands Group, Inc. and David Conn, dated January 6, 2020.  Incorporated by reference to Exhibit 10.1 to Sequential Brand Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2020.

10.21 +

Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of March 30, 2020, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: March 31, 2020	/s/ David Conn
By: David Conn
Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Conn	Chief Executive Officer, Director
David Conn	(Principal Executive Officer)	March 31, 2020

/s/ Daniel Hanbridge	Senior Vice President and Interim Chief Financial Officer (Principal Financial and Accounting
Daniel Hanbridge	Officer)	March 31, 2020

/s/ William Sweedler	Chairman of the Board of Directors
William Sweedler		March 31, 2020

/s/ Rodney Cohen	Director
Rodney Cohen		March 31, 2020

/s/ Al Gossett	Director
Al Gossett		March 31, 2020

/s/ Aaron Hollander	Director
Aaron Hollander		March 31, 2020

/s/ Gary Johnson	Director
Gary Johnson		March 31, 2020

/s/ Stewart Leonard, Jr.	Director
Stewart Leonard, Jr.		March 31, 2020

/s/ Martha Stewart	Director
Martha Stewart		March 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sequential Brands Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sequential Brands Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and the financial statement schedule listed in the index appearing under Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2020, expressed an unqualified opinion.

Change in Accounting Principle

As discussed in Notes 2 and 11 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

March 31, 2020

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2019	2018

Assets
Current Assets:
Cash	$6,264	$14,106
Restricted cash	2,043	2,032
Accounts receivable, net	39,452	49,600
Prepaid expenses and other current assets	4,228	3,981
Current assets from discontinued operations	6,839	23,845
Total current assets	58,826	93,564

Property and equipment, net	5,349	8,391
Intangible assets, net	599,967	634,827
Right-of-use assets - operating leases	50,320	-
Other assets	8,782	11,222
Long-term assets from discontinued operations	-	330,664
Total assets	$723,244	$1,078,668

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$15,721	$11,600
Current portion of long-term debt	12,750	28,300
Current portion of deferred revenue	6,977	8,172
Current portion of lease liabilities - operating leases	3,035	-
Current liabilities from discontinued operations	1,959	15,450
Total current liabilities	40,442	63,522

Long-term debt, net of current portion	433,250	582,487
Long-term deferred revenue, net of current portion	4,604	8,224
Deferred income taxes	14,351	67,002
Lease liabilities - operating leases, net of current portion	54,168	-
Other long-term liabilities	3,389	9,160
Long-term liabilities from discontinued operations	-	3,629
Total liabilities	550,204	734,024

Commitments and contingencies

Equity:
Preferred stock Series A, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at December 31, 2019 and December 31, 2018	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized; 66,877,494 and 65,990,179 shares issued at December 31, 2019 and December 31, 2018, respectively, and 65,780,738 and 64,327,582 shares outstanding at December 31, 2019 and December 31, 2018, respectively	672	657
Additional paid-in capital	514,496	513,764
Accumulated other comprehensive loss	(4,096)	(1,554)
Accumulated deficit	(394,126)	(234,723)
Treasury stock, at cost; 1,096,756 and 1,662,597 shares at December 31, 2019 and December 31, 2018, respectively	(3,230)	(4,226)
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	113,716	273,918
Noncontrolling interests	59,324	70,726
Total equity	173,040	344,644
Total liabilities and equity	$723,244	$1,078,668

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017

Net revenue	$101,576	$127,290	$124,780
Operating expenses	61,671	60,223	53,752
Impairment charges	33,109	17,899	340,628
Loss on sale of assets	-	7,117	-
Income (loss) from operations	6,796	42,051	(269,600)
Other expense	2,107	693	1,984
Interest expense, net	53,760	55,264	59,000
Loss from continuing operations before income taxes	(49,071)	(13,906)	(330,584)
Benefit from income taxes	(8,695)	(1,944)	(44,423)
Loss from continuing operations	(40,376)	(11,962)	(286,161)
Net loss (income) attributable to noncontrolling interests from continuing operations	6,036	(5,506)	(4,172)
Loss from continuing operations attributable to Sequential Brands Group, Inc. and Subsidiaries	(34,340)	(17,468)	(290,333)
(Loss) income from discontinued operations, net of income taxes	(125,063)	6,984	104,615
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(159,403)	$(10,484)	$(185,718)

Continuing Operations:
Loss per share - basic and diluted	$(0.53)	$(0.27)	$(4.62)

Discontinued Operations:
(Loss) earnings per share - basic	$(1.93)	$0.11	$1.66
(Loss) earnings per share - diluted	(1.93)	0.11	1.66

Loss per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic and diluted	$(2.46)	$(0.16)	$(2.95)

Weighted-average common shares outstanding:
Basic	64,760,823	63,700,081	62,861,743
Diluted	64,760,823	64,992,059	63,093,437

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss from continuing operations	$(40,376)	$(11,962)	$(286,161)
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate caps	-	(80)	224
Unrealized loss on interest rate swaps	(5,628)	(1,554)	-
Other comprehensive (loss) income	(5,628)	(1,634)	224
Comprehensive loss	(46,004)	(13,596)	(285,937)

Comprehensive loss (income) from continuing operations attributable to noncontrolling interests	6,036	(5,506)	(4,172)
Comprehensive loss from continuing operations attributable to Sequential Brands Group, Inc. and Subsidiaries	(39,968)	(19,102)	(290,109)
(Loss) income from discontinued operations, net of income taxes	(125,063)	6,984	104,615
Comprehensive loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(165,031)	$(12,118)	$(185,494)

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(in thousands, except share data)

										Total
										Sequential
										Brands
										Group, Inc.
						Accumulated				and
					Additional	Other				Subsidiaries
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity	Interests	Equity
Balance at January 1, 2017	—	$—	62,602,041	$624	$502,564	$(144)	$(39,651)	(97,686)	$(638)	$462,755	$74,813	$537,568
Stock-based compensation	—	—	1,050,680	11	5,900	—	—	—	—	5,911	—	5,911
Stock registration costs	—	—	—	-	(20)	—	—	—	—	(20)	—	(20)
Unrealized gain on interest rate caps, net of tax	—	—	—	—	—	224	—	—	—	224	—	224
Repurchase of common stock	—	—	—	—	—	—	—	(327,308)	(1,161)	(1,161)	—	(1,161)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	(7,438)	(7,438)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	4,172	4,172
Net loss attributable to common stockholders	—	—	—	—	—	—	(185,718)	—	—	(185,718)	—	(185,718)
Balance at December 31, 2017	—	—	63,652,721	$635	$508,444	$80	$(225,369)	(424,994)	$(1,799)	$281,991	$71,547	$353,538
Cumulative effect of revenue recognition accounting change			—	—	—	—	1,130	—	—	1,130	355	1,485
Stock-based compensation	—	—	1,493,972	14	3,828	—	—	—	—	3,842	—	3,842
Shares issued under stock incentive plan	—	—	843,486	8	1,492	—	—	—	—	1,500	—	1,500
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	(1,554)	—	—	—	(1,554)	—	(1,554)
Unrealized loss on interest rate caps, net of tax	—	—	—	—	—	(80)	—	—	—	(80)	—	(80)
Repurchase of common stock	—	—	—	—	—	—	—	(1,237,603)	(2,427)	(2,427)	—	(2,427)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	(6,682)	(6,682)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	5,506	5,506
Net loss attributable to common stockholders	—	—	—	—	—	—	(10,484)	—	—	(10,484)	—	(10,484)
Balance at December 31, 2018	—	—	65,990,179	$657	$513,764	$(1,554)	$(234,723)	(1,662,597)	$(4,226)	$273,918	$70,726	$344,644
Stock-based compensation	—	—	887,315	15	2,000	—	—	—	—	2,015	—	2,015
Shares issued from treasury stock	—	—	—	—	(1,268)	—	—	864,576	1,268	-	—	-
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	(2,542)	—	—	—	(2,542)	—	(2,542)
Repurchase of common stock	—	—	—	—	—	—	—	(298,735)	(272)	(272)	—	(272)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	(5,366)	(5,366)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(6,036)	(6,036)
Net loss attributable to common stockholders	—	—	—	—	—	—	(159,403)	—	—	(159,403)	—	(159,403)
Balance at December 31, 2019	—	$—	66,877,494	$672	$514,496	$(4,096)	$(394,126)	(1,096,756)	$(3,230)	$113,716	$59,324	$173,040

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities		(Note 2)
Loss from continuing operations	$(40,376)	$(11,962)	$(286,161)
(Loss) income from discontinued operations, net of tax	(125,063)	6,984	104,615
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Provision for bad debts	4,123	1,546	484
Depreciation and amortization	4,923	2,738	2,236
Stock-based compensation	1,871	2,911	5,911
Loss on debt extinguishment	-	148	-
Amortization of deferred financing costs	6,381	4,481	3,862
Impairment charges	33,109	17,899	340,628
Loss on equity securities	123	-	-
Loss (income) from equity method investment	78	(61)	(22)
Loss on interest rate swaps	1,029	-	-
Loss on disposal of property and equipment	70	131	-
Realized loss on equity securities	-	-	1,916
Amortization of operating leases	6,261	-	-
Loss on sale of assets	-	7,117	-
Deferred income taxes	(52,651)	(1,260)	(132,669)
Changes in operating assets and liabilities:
Accounts receivable	6,025	1,884	(12,800)
Prepaid expenses and other assets	1,534	(5,041)	(3,541)
Accounts payable and accrued expenses	3,092	2,135	(1,256)
Deferred revenue	(4,815)	(6,967)	(2,676)
Other liabilities	(7,691)	7,836	983
Cash (used in) provided by operating activities from continuing operations	(36,914)	23,535	(83,105)
Cash provided by operating activities from discontinued operations	40,321	9,365	111,315
Cash provided by operating activities	3,407	32,900	28,210

Cash flows from investing activities
Investments in intangible assets, including registration and renewal costs	(136)	(239)	(298)
Purchases of property and equipment	(64)	(4,209)	(3,019)
Proceeds from sale of trademarks	-	4,356	500
Proceeds from sale of equity securities	458	-	5,757
Proceeds from sale of discontinued operations	165,928	-	-
Cash provided by (used in) investing activities from continuing operations	166,186	(92)	2,940
Cash used in investing activities from discontinued operations	(44)	(80)	(77)
Cash provided by (used in) investing activities	166,142	(172)	2,863

Cash flows from financing activities
Proceeds from long-term debt	9,000	107,607	10,000
Stock registration costs	-	-	(20)
Payment of long-term debt	(175,661)	(117,456)	(28,300)
Guaranteed payments in connection with acquisitions	-	(475)	(1,375)
Deferred financing costs	(4,507)	(14,590)	-
Repurchases of common stock	(272)	(2,427)	(1,161)
Noncontrolling interest distributions	(5,366)	(6,682)	(7,438)
Cash used in financing activities from continuing operations	(176,806)	(34,023)	(28,294)
Cash used in financing activities from discontinued operations	(574)	(3,000)	(3,000)
Cash used in financing activities	(177,380)	(37,023)	(31,294)

Net decrease in cash and restricted cash	(7,831)	(4,295)	(221)
Balance — Beginning of year	16,138	20,433	20,654
Balance — End of year	$8,307	$16,138	$20,433

Reconciliation to amounts on consolidated balance sheets
Cash	$6,264	$14,106	$18,902
Restricted cash	2,043	2,032	1,531
Total cash and restricted cash	$8,307	$16,138	$20,433

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$52,747	$58,681	$55,755
Taxes	$1,102	$90	$163

Non-cash investing and financing activities
Accrued purchases of property and equipment at year end	$-	$18	$152
Unrealized gain on equity securities during the year	$-	$1,554	$-
Unrealized (loss) gain on interest rate cap, net during the year	$-	$(80)	$224
Unrealized loss on interest rate swaps, net during the year	$(2,542)	$-	$-

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Overview

Sequential Brands Group, Inc. (the “Company”) owns a portfolio of consumer brands in the active and lifestyle categories. The Company aims to maximize the strategic value of its brands by promoting, marketing and licensing its global brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories. The Company’s core strategy is to enhance and monetize the global reach of its existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify its portfolio of brands. The Company licenses brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of December 31, 2019, the Company had approximately one hundred licensees, with wholesale licensees comprising a significant majority.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification of Prior Year Presentation

On June 10, 2019, the Company completed the sale of Martha Stewart Living Omnimedia, Inc. (“MSLO”), a Delaware corporation and a wholly-owned subsidiary of the Company, for $166 million in cash consideration, plus additional amounts in respect of pre-closing accounts receivable that are received after the closing, subject to certain adjustments, pursuant to an equity purchase agreement (the “Purchase Agreement”) with Marquee Brands LLC (the “Buyer”) entered into on April 16, 2019.  In addition, the Purchase Agreement provides for an earnout of up to $40,000,000 payable to the Company if certain performance targets are achieved during the three calendar years ending December 31, 2020, December 31, 2021 and December 31, 2022.  MSLO and its subsidiaries were engaged in the business of promoting, marketing and licensing the Martha Stewart and the Emeril Lagasse brands through various distribution channels.

Due to the sale of MSLO during the second quarter of 2019 (see Note 4), in accordance with Accounting Standards Codification (“ASC”) 205, Discontinued Operations, we have classified the results of MSLO as discontinued operations in our consolidated statements of operations and cash flows for all periods presented.  Additionally, the related assets and liabilities directly associated with MSLO are classified as held for disposition from discontinued operations in our consolidated balance sheets for all periods presented.  All amounts included in the notes to the consolidated financial statements relate to continuing operations unless otherwise noted.

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
DECEMBER 31, 2019, 2018 AND 2017

statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ significantly from estimates.

Discontinued Operations

The Company accounted for the sale of MSLO in accordance with ASC 360, Accounting for Impairment or Disposal of Long-Lived Assets (“ASC 360”) and Accounting Standard Update (“ASU”) No. 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  The Company followed the held-for-sale criteria as defined in ASC 360.  ASC 360 requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the statements of operations. Assets and liabilities are also reclassified into separate line items on the related balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items.  ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations.

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
DECEMBER 31, 2019, 2018 AND 2017

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

Restricted Cash

Restricted cash at December 31, 2019 consists of cash deposited with a financial institution required as collateral for the Company’s cash-collateralized letter of credit facilities.

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees and other customers and its evaluation of their creditworthiness, payment history and account aging. Accounts receivable balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $5.8 million and $1.8 million at December 31, 2019 and 2018, respectively.

On June 10, 2019, the Company completed the sale of MSLO.  As a result, accounts receivable, net, decreased $16.6 million which was recorded within current assets from discontinued operations as of December 31, 2018.

The Company’s accounts receivable, net amounted to $39.5 million and $49.6 million as of December 31, 2019 and 2018, respectively. Two licensees accounted for approximately 51%  (33% and 18%) of the Company’s total consolidated accounts receivable, net balance as of December 31, 2019 and two licensees accounted for approximately 41%  (25% and 16%) of the Company’s total consolidated accounts receivable, net balance as of December 31, 2018. The Company does not believe the accounts receivable balances from these licensees represents a significant collection risk based on past collection experience.

Investments

The Company accounts for equity securities under ASC 321, Investments – Equity Securities (“ASC 321”). Such securities are reported at fair value in the consolidated balance sheets and, at the time of purchase, are reported in the consolidated statements of cash flows as an investing activity. Gains and losses on equity securities are recognized through net loss.  The Company recognized a loss on its equity securities for $0.1 million and $0.9 million recorded in other expense on the consolidated statements of operations for the years ended December 31, 2019 and 2018, respectively.

Prior to adoption of ASC 321 in 2018, the Company accounted for its equity securities under ASC 320, Investments – Debt and Equity Securities. During the second quarter of 2017, the Company sold equity securities for $5.8 million. The book cost basis of the equity securities was approximately $7.7 million, which was determined using the specific identification method. The sale resulted in a net realized loss of $1.9 million, which is recorded in other expense

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

in the consolidated statement of operations for the year ended December 31, 2017.  The Company did not hold these equity securities as of December 31, 2017.

Equity Method Investment

For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation, the Company uses the equity method of accounting. On July 1, 2016, the Company acquired a 49.9% noncontrolling interest in Gaiam Pty. Ltd. in connection with its acquisition of Gaiam Brand Holdco, LLC. The value of the Company’s equity method investment was $0.6 million and $0.7 million as of December 31, 2019 and 2018, respectively, and is included in other assets in the consolidated balance sheets. The Company’s share of earnings from its equity method investee, which was not material for the years ended December 31, 2019, 2018 and 2017, is included in other expense in the consolidated statements of operations.

The Company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investment may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other-than-temporary.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting.  The Company does not have any goodwill reported on its consolidated balance sheets at December 31, 2019 or 2018.

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

On June 10, 2019, the Company completed the sale of MSLO.  As a result, indefinite-lived intangible assets decreased by $330.1 million which was recorded within assets from discontinued operations as of December 31, 2018.  During the first quarter of 2019, the Company recorded non-cash impairment charges of $161.2 million for indefinite-lived intangible assets related to the Martha Stewart and Emeril Lagasse trademarks.  The impairments arose as a result of the sale process for the Martha Stewart and Emeril Lagasse brands (as discussed in Note 4) due to the difference in the fair value as indicated by the sales price as compared to the carrying values of the intangible assets included in the transaction.  The sale of the Martha Stewart and Emeril Lagasse brands was approved by the Board of Directors on April 15, 2019, to allow the Company to achieve one of its top priorities in significantly reducing its debt.  Going forward the Company’s strategy is to focus on higher margin brands that are well suited for growing health, wellness and beauty categories. These charges are included in discontinued operations in the consolidated statements of operations.

During the year ended December 31, 2019, the Company recorded non-cash impairment charges of $33.1 million consisting of $28.5 million related to the Jessica Simpson trademark and $4.6 million related to the Joe’s trademark. During the year ended December 31, 2018, the Company recorded non-cash impairment charges of $17.9 million for indefinite-lived intangible assets related to the trademarks of two of the Company’s non-core brands: Ellen Tracy and Caribbean Joe. The impairments arose due to reduced growth expectations and the impact of licensee transitions for these brands. Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

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

The Company’s preferred stock does not feature any redemption rights within the holders’ control or conditional redemption features not solely within its control as of December 31, 2019 and 2018.    Accordingly, all issuances of

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

preferred stock are presented as a component of equity. The Company did not have any preferred stock outstanding as of December 31, 2019 and 2018.

Common Stock Purchase Warrants and Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other freestanding derivatives, if any, at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its outstanding common stock purchase warrants satisfied the criteria for classification as equity instruments at December 31, 2019 and 2018.

Advertising

Advertising costs related to media ads are charged to expense as of the first date the advertisements take place. Advertising costs related to campaign ads, such as production and talent, are expensed over the term of the related advertising campaign. Advertising expenses included in operating expenses from continuing operations approximated $12.0 million, $11.1 million and $5.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.  As of December 31, 2019 and 2018, the Company had no capitalized advertising costs recorded on the consolidated balance sheets.

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

Fair value for stock options and warrants is calculated using the Black-Scholes valuation model and is expensed on a straight-line basis over the requisite service period of the grant. Compensation cost is reduced for forfeitures as they occur in accordance with ASU 2016‑09, Simplifying the Accounting for Share-Based Payments (“ASU 2016‑09”).

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

Leases

The Company has operating leases for certain properties for its offices and showrooms and for copiers. The Company adopted ASU No. 2016-02, Leases (“ASU 2016-02” or “ASC 842”) as of January 1, 2019 using the modified retrospective method as of the period of adoption.  The Company elected the package of practical expedients upon transition where the Company did not reassess the lease classification and initial direct costs for leases that existed prior to adoption.  Additionally, the Company did not reassess contracts entered into prior to adoption to determine whether the arrangement was or contained a lease.  In accordance with ASU 2016-02, for leases over twelve months the Company records a right-of-use asset and a lease liability representing the present value of future lease payments.  Rent expense is recognized on a straight-line basis over the term of the lease.  The Company will test its right-of-use (“ROU”) assets for impairment in accordance with ASC 360.  See Note 11 for further information.

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

The Company applies the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the years ended December 31, 2019 and 2018, the Company did not have any reserves or interest and penalties to record through current income tax expense in accordance with ASC 740, Income Taxes (“ASC 740”). Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2016 through December 31, 2019.

Earnings Per Share

Basic loss per share (“EPS”) attributable to Sequential Brands Group, Inc. and Subsidiaries is computed by dividing net loss attributable to Sequential Brands Group, Inc. and Subsidiaries by the weighted-average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the reporting period, including stock options, PSUs and warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive. In periods when there is a net loss, diluted loss per share is equal to basic loss per share, since the effect of including any common stock equivalents would be anti-dilutive.  Basic weighted-average common shares outstanding is equivalent to diluted weighted-average common shares outstanding for the years ended December 31, 2019, 2018 and 2017 for the calculation of basic loss per share attributable to Sequential Brands Group, Inc. and Subsidiaries.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

The computation of diluted EPS attributable to Sequential Brands Group, Inc. and Subsidiaries for the years ended December 31, 2019, 2018 and 2017 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2019	2018	2017
Unvested restricted stock	475,387	1,233,703	166,607
Performance based restricted stock	—	58,275	65,087
Total	475,387	1,291,978	231,694

The weighted-average common shares outstanding used to calculate diluted EPS from discontinued operations for the years ended December 31, 2019, 2018 and 2017 are 64,760,823,  64,992,059 and 63,093,437, respectively.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash, restricted cash, accounts receivable and equity securities. Cash is held to meet working capital needs and future acquisitions. Restricted cash is pledged as collateral for a comparable amount of irrevocable standby letters of credit for certain of the Company’s leased properties. Substantially all of the Company’s cash, restricted cash and equity securities are deposited with high quality financial institutions. At times, however, such cash, restricted cash and equity securities may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts as of December 31, 2019.

Concentration of credit risk with respect to accounts receivable is minimal due to the collection history and the nature of the Company’s revenue arrangements. The Company performs periodic credit evaluations of its customers’ financial condition. The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable.

Customer Concentrations

The Company recorded net revenues from continuing operations of $101.6 million, $127.3 million and $124.8 million during the years ended December 31, 2019, 2018 and 2017, respectively. During the year ended December 31, 2019,  three licensees represented at least 10% of net revenue, accounting for 19%,  16% and 14% of the Company’s net revenue from continuing operations. During the year ended December 31, 2018, three licensees represented at least 10% of net revenue, each accounting for 18%,  12% and 11% of the Company’s net revenue from continuing operations. During the year ended December 31, 2017,  three licensees represented at least 10% of net revenue, accounting for 15%,  14% and 14% of the Company’s net revenue from continuing operations.

Loss Contingencies

The Company recognizes contingent losses that are both probable and estimable. In this context, probable means circumstances under which events are likely to occur. The Company records legal costs pertaining to contingencies as incurred.

Noncontrolling Interests

Noncontrolling interest recorded for the year ended December 31, 2019 represents an income allocation to Elan Polo International, Inc., a member of DVS Footwear International, LLC (“DVS LLC”) and loss allocations to With You, Inc., a member of With You LLC (the partnership between the Company and Jessica Simpson) and JALP, LLC (“JALP”), a member of FUL IP Holdings, LLC (“FUL IP”). Noncontrolling interest recorded for the years ended

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

December 31, 2018 and 2017 represents income allocations to DVS LLC, With You, Inc. and loss allocations to JALP. The following table sets forth the noncontrolling interest for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
With You LLC	$(6,230)	$5,607	$5,816
DVS LLC	659	614	581
FUL IP	(465)	(715)	(2,225)
Net (loss) income attributable to noncontrolling interests	$(6,036)	$5,506	$4,172

The following table sets forth the noncontrolling interest as of December 31, 2019 and 2018:

	DVS LLC	FUL IP	With You LLC	Total
	(in thousands)
Balance at January 1, 2018	$2,668	$2,186	$66,693	$71,547
Net income (loss) attributable to noncontrolling interests	614	(715)	5,607	5,506
Impact of adoption of ASC 606	-	-	355	355
Distributions	(581)	(975)	(5,126)	(6,682)
Balance at December 31, 2018	2,701	496	67,529	70,726
Net income (loss) attributable to noncontrolling interests	659	(465)	(6,230)	(6,036)
Distributions	(614)	-	(4,752)	(5,366)
Balance at December 31, 2019	$2,746	$31	$56,547	$59,324

During the year ended December 31, 2019, the Company wrote-off a receivable related to the previous sale of the FUL trademark.  During the year ended December 31, 2018, the Company recorded a loss on sale of assets of $2.0 million related to the sale of the FUL trademark.

Reportable Segment

An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker (the “CODM”) to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. The Company’s CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has determined that it has a single operating and reportable segment. In addition, the Company has no foreign operations or any assets in foreign locations. The majority of the Company’s operations consist of a single revenue stream, which is the licensing of its trademark portfolio, with additional revenues derived from certain commissions.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

Recently Issued Accounting Standards

ASU No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to intraperiod tax allocations, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities related to outside basis differences. The standard also simplifies GAAP for other areas of ASC 740 by clarifying and amending existing guidance related to accounting for franchise taxes and accounting for transactions that result in a step-up in the tax basis of goodwill.

ASU 2019-12 is effective for annual and interim periods beginning after December 15, 2020, and early adoption is permitted. The Company does not expect the adoption of ASU 2019-12 to have a material impact on the Company’s consolidated financial statements.

ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606”

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”).  ASU 2018-18 amends ASC 808,  Collaborative Arrangements (“ASC 808”) and ASC 606,  Revenue from Contracts with Customers (“ASC 606”) to clarify that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer.

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

ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”).  ASU 2018-13 eliminates, amends, and adds certain disclosure requirements for fair value measurements.

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
DECEMBER 31, 2019, 2018 AND 2017

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

On June 10, 2019, the Company completed the sale of MSLO.  As a result, indefinite-lived intangible assets decreased by $330.1 million which was recorded within assets from discontinued operations as of December 31, 2018.  During the first quarter of 2019, the Company had recorded non-cash impairment charges of $161.2 million for these indefinite-lived intangible assets related to the Martha Stewart and Emeril Lagasse trademarks.  The impairments arose during the sale process for the Martha Stewart and Emeril Lagasse brands (as discussed in Notes 4 and 7) due to the difference in the fair value as indicated by the sales price as compared to the carrying values of the intangible assets included in the transaction.  The sale of the Martha Stewart and Emeril Lagasse brands was approved by the Board of Directors during the second quarter of 2019, to allow the Company to achieve one of its top priorities in significantly reducing its debt.  Going forward the Company’s strategy is to focus on higher margin brands that are well suited for growing health, wellness and beauty categories.

During the year ended December 31, 2019, the Company recorded non-cash impairment charges of $33.1 million consisting of $28.5 million related to the Jessica Simpson trademark and $4.6 million related to the Joe’s trademark. The impairments arose due to reduced growth expectations and the impact of licensee transitions for these brands.  Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows, a Level

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

3 measurement within the fair value hierarchy.  The following table shows the change in indefinite-lived intangible assets for the year ended December 31, 2019 (in thousands):

Balance at January 1, 2019	$624,985
Additions	82
Impairment charges	(33,109)
Balance at December 31, 2019	$591,958

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

Balance at January 1, 2018	$660,789
Additions	216
Impairment charges	(17,899)
Reclassified to finite-lived intangible assets	(6,951)
Sale of trademarks	(11,170)
Ending balance at December 31, 2018	$624,985

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

As of December 31, 2019 and 2018, there were no assets or liabilities that are required to be measured at fair value on a recurring basis, except for the Company’s equity securities (see Note 2) and interest rate swaps (see Note 9). There was no change to fair value level hierarchy classification for the years ended December 31, 2019 and 2018.  The

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at December 31, 2019 and 2018:

		Carrying Value		Fair Value
Financial Instrument	Level	12/31/2019	12/31/2018	12/31/2019	12/31/2018
	(in thousands)
Equity securities	1	$47	$627	$47	$627
Interest rate swaps - liability	2	$6,514	$2,019	$6,514	$2,019
Term loans	2	$453,831	$519,850	$451,483	$515,742
Revolving loan	2	$14,358	$115,000	$14,323	$114,827

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

During the year ended December 31, 2019, the Company determined that a portion of one of the hedges was no longer effective due to the repayment of certain debt with the proceeds from the sale of MSLO (see Note 9).  As a result, in accordance with ASC 815-30-40-6A, the Company de-designated it as a cash flow hedge and reclassified a loss of $0.4 million from other comprehensive loss to other expense in the consolidated statement of operations.  Changes in the fair value of the de-designated interest rate swap after the de-designation date are being recognized through continuing operations.  The Company recorded a loss of $0.6 million in other expense from continuing operations in the consolidated statements of operations for the year ended December 31, 2019.

The components of the 2018 Swap Agreements as of December 31, 2019 are as follows:

	Notional Value	Derivative Asset	Derivative Liability
	(in thousands)
LIBOR based loans	$300,000	$—	$6,514

For purposes of this fair value disclosure, the Company based its fair value estimate for the Term Loans and Revolving Loan (each, as defined in Note 9) on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the loan agreements based on interest rates as of December 31, 2019 and 2018 for debt with similar risk characteristics and maturities.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

NOTE 4 – DISCONTINUED OPERATIONS

On June 10, 2019, the Company completed the sale of MSLO, a Delaware corporation and a wholly-owned subsidiary of the Company, for $166 million in cash consideration, plus additional amounts in respect of pre-closing accounts receivable that are received after the closing, subject to certain adjustments, pursuant to the Purchase Agreement with the Buyer entered into on April 16, 2019.  In addition, the Purchase Agreement provides for an earnout of up to $40,000,000 payable to the Company if certain performance targets are achieved during the three calendar years ending December 31, 2020, December 31, 2021 and December 31, 2022.  MSLO and its subsidiaries were engaged in the business of promoting, marketing and licensing the Martha Stewart and the Emeril Lagasse brands through various distribution channels.  The Company recorded a pre-tax loss of $4.3 million on the sale of MSLO during the year ended December 31, 2019 which is recorded in discontinued operations in the consolidated statements of operations.

During the first quarter of 2019, the Company recorded non-cash impairment charges of $161.2 million for indefinite-lived intangible assets related to the Martha Stewart and Emeril Lagasse trademarks.  The impairments arose during the sale process for the Martha Stewart and Emeril Lagasse brands due to the difference in the fair value as indicated by the sales price as compared to the carrying values of the intangible assets included in the transaction.  The sale of the Martha Stewart and Emeril Lagasse brands was approved by the Board of Directors on April 15, 2019, to allow the Company to achieve one of its top priorities in significantly reducing its debt.  Going forward the Company’s strategy is to focus on higher margin brands that are well suited for growing health, wellness and beauty categories.  These charges are included in discontinued operations in the consolidated statements of operations.    The Company recorded a net loss from discontinued operations of $125.0 million for the year ended December 31, 2019.

The financial results of MSLO through December 31, 2019 are presented as (loss) income from discontinued operations, net of income taxes in the consolidated statements of operations.  The following table presents the discontinued operations in the consolidated statements of operations:

	Year Ended December 31,
	2019	2018	2017

Net revenue	$18,771	$42,665	$42,684
Operating expenses	16,481	27,544	25,691
Impairment charges	161,224	-	-
Loss on sale of MSLO	4,273	-	-
(Loss) income from operations	(163,207)	15,121	16,993
Other expense (income)	485	-	(401)
Interest expense	3,570	6,888	891
(Loss) income from discontinued operations before income taxes	(167,262)	8,233	16,503
(Benefit from) provision for income taxes	(42,199)	1,249	(88,112)
(Loss) income from discontinued operations	$(125,063)	$6,984	$104,615

The Company used cash proceeds from the MSLO sale to make mandatory prepayments of $109.6 million on the Revolving Credit Facility and voluntary prepayments of $44.4 million on its Tranche A-1 Term Loans (see Note 9).  In accordance with ASC 205-20-45-6, Presentation of Financial Statements – Discontinued Operations, the Company has allocated interest expense of $3.6 million and $6.9 million for the years ended December 31, 2019 and 2018, respectively, related to the portion of debt that was required to be paid as part of the transaction and accretion on certain MSLO legacy and guaranteed payments.  No interest expense, except for the accretion on certain MSLO legacy and guaranteed payments of $0.9 million, was allocated for the year ended December 31, 2017.

During the year ended December 31, 2019, the Company recorded $6.0 million in transaction costs directly related to the sale of MSLO which are recorded in discontinued operations in the consolidated statements of operations.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

The following table presents the assets and liabilities from discontinued operations as of December 31, 2019 and December 31, 2018:

	December 31,
	2019	2018

Carrying amount of assets included as part of discontinued operations:
Current Assets:
Accounts receivable, net	$-	$16,602
Prepaid expenses and other current assets	6,839	7,243
Total current assets from discontinued operations	6,839	23,845

Property and equipment, net	-	580
Intangible assets, net	-	330,084
Total assets from discontinued operations	$6,839	$354,509

Carrying amount of liabilities included as part of discontinued operations:
Current Liabilities:
Accounts payable and accrued expenses	$1,959	$11,927
Current portion of deferred revenue	-	3,523
Total current liabilities from discontinued operations	1,959	15,450

Deferred income taxes	-	-
Other long-term liabilities	-	3,629
Total liabilities from discontinued operations	$1,959	$19,079

The prepaid expenses and other current assets at December 31, 2019 consists of a $6.8 million receivable due to the Company from the Buyer in accordance with the terms of the Purchase Agreement.

The following table presents the cash flow from discontinued operations for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash provided by discontinued operating activities	$40,321	$9,365	$111,315
Cash used in discontinued investing activities	$(44)	$(80)	(77)
Cash used in discontinued financing activities	$(574)	$(3,000)	(3,000)

NOTE 5 – REVENUE

The Company has entered into various license agreements that provide revenues in exchange for use of the Company’s IP.  Licensing agreements are the Company’s primary source of revenue.  The Company also derives revenue from other sources such as commissions and vendor placement commissions.

Adoption

On January 1, 2018, the Company adopted ASC 606 on a modified retrospective basis for all open contracts as of January 1, 2018.  The core principle of ASC 606 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services.  The new guidance defines a five-step approach to achieve this core principle and, in doing so, requires greater use of judgment and estimates and requires expanded disclosures related to the amounts of revenue recognized and judgements made.  Under the modified retrospective basis, results for reporting periods beginning

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

after January 1, 2018 are presented under ASC 606.  In connection with the adoption of ASC 606 on January 1, 2018, the Company recorded a net increase of $1.1 million to the opening balance of retained earnings (a reduction of the accumulated deficit).

Disaggregated Revenue

The following table presents revenue disaggregated by source for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Licensing agreements	$101,161	$120,350	$123,948
Other	415	6,940	832
Total	$101,576	$127,290	$124,780

Contract Balances

Contract assets represent unbilled receivables and are presented within accounts receivable, net on the consolidated balance sheets.  Contract liabilities represent unearned revenues and are presented within the current portion of deferred revenue on the consolidated balance sheets.

The below table summarizes the Company’s contract assets and contract liabilities:

	December 31,	December 31,
	2019	2018
	(in thousands)
Contract assets	$1,803	$2,484
Contract liabilities	3,040	4,923

On June 10, 2019, the Company completed the sale of MSLO, as a result contract assets decreased $0.7 million and contract liabilities decreased $0.1 million, and are recorded in current assets and liabilities from discontinued operations as of December 31, 2018.

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
DECEMBER 31, 2019, 2018 AND 2017

Deferred revenue will be recognized as the Company fulfills its performance obligations over periods of approximately one to five years.

The below table summarizes amounts related to future performance obligations from continuing operations under fixed contractual arrangements as of December 31, 2019 and the periods in which they are expected to be earned and recognized as revenue:

	2020	2021	2022	2023	2024	Thereafter
	(in thousands)
Future Performance Obligations	$43,535	$27,127	$6,778	$4,280	$36	$-

The Company does not disclose the amount attributable to unsatisfied or partially satisfied performance obligations for variable revenue contracts in accordance with the optional exemption allowed for under ASC 606. The Company has categorized certain contracts as variable when there is a history and future expectation of exceeding guaranteed minimum royalties.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31,
	2019	2018
	(in thousands)
Furniture and fixtures	$5,114	$5,114
Computer hardware/equipment	277	524
Leasehold improvements	6,162	6,154
Computer software	570	715
Websites	169	304
Property and equipment	12,292	12,811
Less accumulated depreciation and amortization	(6,943)	(4,420)
Property and equipment, net	$5,349	$8,391

In June 2019, the Company completed the sale of MSLO.  As a result, property and equipment, net decreased by $0.6 million which was recorded within assets from discontinued operations as of December 31, 2018.

There were no impairments of property and equipment recorded in the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017.  The Company reviews the estimated lives of its fixed assets on an ongoing basis.  The review indicated that the lives of certain leasehold improvements were shorter than the estimated useful lives used for depreciation purposes.  As a result, effective December 1, 2019, the Company changed its estimates of the useful lives of the leasehold improvements to better reflect the estimated periods during which the assets will remain in service.  The remaining useful life is four months for these assets. The effect of the change was an increase of $1.5 million to depreciation and amortization expense from continuing operations for the year ended December 31, 2019.  Depreciation and amortization expense from continuing operations amounted to $3.0 million, $1.7 million and $1.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

NOTE 7 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

		Gross
	Useful Lives	Carrying	Accumulated	Net Carrying
December 31, 2019	(Years)	Amount	Amortization	Amount
		(in thousands)
Finite-lived intangible assets:
Trademarks	5 - 15	$12,491	$(4,515)	$7,976
Customer agreements	4	2,200	(2,198)	2
Patents	10	95	(64)	31
		$14,786	$(6,777)	8,009
Indefinite-lived intangible assets:
Trademarks				591,958
Intangible assets, net				$599,967

		Gross
	Useful Lives	Carrying	Accumulated	Net Carrying
December 31, 2018	(Years)	Amount	Amortization	Amount
		(in thousands)
Finite-lived intangible assets:
Trademarks	5 - 15	$12,438	$(2,689)	$9,749
Customer agreements	4	2,200	(2,147)	53
Patents	10	361	(321)	40
		$14,999	$(5,157)	9,842
Indefinite-lived intangible assets:
Trademarks				624,985
Intangible assets, net				$634,827

Future annual estimated amortization expense is summarized as follows:

Years Ended December 31,	(in thousands)
2020	$1,839
2021	1,837
2022	1,814
2023	1,388
2024	326
Thereafter	805
$8,009

Amortization expense from continuing operations amounted to $1.9 million, $1.0 million and $0.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Finite-lived intangible assets represent certain trademarks, customer agreements and patents related to the Company’s brands. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. The carrying value of finite-lived intangible assets and other long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. As of December 31, 2019, the trademarks of Jessica Simpson,  Avia,  AND1,  Joe’s,  GAIAM,  Caribbean Joe, and Ellen Tracy have been determined to have an indefinite useful life, and accordingly, consistent with ASC Topic 350, no amortization has

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

been recorded in the Company’s consolidated statements of operations. Instead, each of these intangible assets are tested for impairment annually and as needed on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is performed as of October 1, the beginning of the Company’s fourth fiscal quarter.

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

In June 2019, the Company completed the sale of MSLO.  As a result, indefinite-lived intangible assets decreased by $330.1 million which was recorded within assets classified as held for disposition from discontinued operations as of December 31, 2018.  During the first quarter of 2019, the Company recorded non-cash impairment charges of $161.2 million for indefinite-lived intangible assets related to the Martha Stewart and Emeril Lagasse trademarks reflected in discontinued operations on the consolidated statements of operations.  The impairments arose during the sale process for the Martha Stewart and Emeril Lagasse brands (as discussed in Note 4) due to the difference in the fair value as indicated by the sales price as compared to the carrying values of the intangible assets included in the transaction.  The sale of the Martha Stewart and Emeril Lagasse brands was approved by the Board of Directors during the second quarter of 2019, to allow the Company to achieve one of its top priorities in significantly reducing its debt.  Going forward the Company’s strategy is to focus on higher margin brands that are well suited for growing health, wellness and beauty categories.

During the year ended December 31, 2019, the Company recorded non-cash impairment charges of $33.1 million consisting of $28.5 million related to the Jessica Simpson trademark and $4.6 million related to the Joe’s trademark. During the year ended December 31, 2018, the Company recorded non-cash impairment charges of $17.9 million for indefinite-lived intangible assets related to the trademarks of two of the Company’s non-core brands: Ellen Tracy and Caribbean Joe. The impairments arose due to reduced growth expectations and the impact of licensee transitions for these brands. Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows.  These charges are included in impairment charges in the consolidated statements of operations.

Due to the identification of impairment indicators during the quarter ended September 30, 2017, the Company performed impairment testing of its goodwill and indefinite-lived assets at September 30, 2017, which replaced its October 1st annual test. As a result of its testing, during the quarter ended September 30, 2017, the Company recorded a non-cash impairment charge of $36.5 million relating to its indefinite-lived intangible assets related to the trademarks of Caribbean Joe,  Revo,  Franklin Mint,  Nevados, and FUL. The impairments arose due to reduced contractual minimums or reduced sales forecasts in key distribution channels for these brands. In addition, in connection with its goodwill impairment testing performed at December 31, 2017, the Company performed impairment testing of its indefinite-lived assets at December 31, 2017, noting no additional impairment of its indefinite-lived intangible assets. See Note 8 – Goodwill for further details. When an intangible asset’s useful life is no longer considered to be indefinite, it must be amortized over the remaining period that it is expected to contribute to cash flows. The Company determined that certain trademarks which had been impaired during the year ended December 31, 2017 should no longer be classified as indefinite-

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

lived intangible assets. The Company recorded less than $0.1 million in amortization during the year ended December 31, 2017 related to these trademarks.

During the year ended December 31, 2018, the Company sold both the Revo and FUL trademarks and incurred a loss on the sale of the assets of $7.1 million.

NOTE 8 – GOODWILL

Goodwill was tested for impairment at the reporting unit level (the Company has determined that it has a single reporting unit) on an annual basis (October 1st) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As discussed below, during 2017, due to impairment indicators noted in between annual tests, the Company performed impairment testing at September 30, 2017, which replaced its October 1st annual test. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. Qualitative factors considered include, for example, macroeconomic and industry conditions, overall financial performance and other relevant entity-specific events. If the Company bypasses the qualitative assessment, or concludes that it is more likely than not that the fair value of its reporting unit is less than its carrying value, it then performs a quantitative impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in the amount of that excess, not to exceed the carrying amount of goodwill.

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
DECEMBER 31, 2019, 2018 AND 2017

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

NOTE 9 – LONG-TERM DEBT

The components of long-term debt are as follows:

	December 31,
	2019	2018
	(in thousands)
Secured Term Loans	$453,831	$519,850
Revolving Credit Facility	14,358	115,000
Unamortized deferred financing costs	(22,189)	(24,063)
Total long-term debt, net of unamortized deferred financing costs	446,000	610,787
Less: current portion of long-term debt	12,750	28,300
Long-term debt	$433,250	$582,487

Debt Facilities

On December 30, 2019, the Company amended its Third Amended and Restated Credit Agreement (the “Amended BoA Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto (the “BoA Facility Loan Parties”).  The loans under the Amended BoA Credit Agreement will be subject to quarterly amortization payments of $2.5 million through September 30, 2020, $3.25 million through September 30, 2021 and $4 million for each fiscal quarter thereafter.  The Amended BoA Credit Agreement modifies the calculation of Consolidated EBITDA (as defined in the agreement) by permitting additional addbacks and specifying the EBITDA amounts for the quarters ended September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019.  The Amended BoA Credit Agreement allows for the netting of up to $5 million in cash of the Company and its subsidiaries for purposes of calculating the leverage ratio covenant.  The Company reduced the available commitments under the revolving facility to $80 million.  During the year ended December 31, 2019, the Company incurred $1.3 million in lender fees associated with the amendment which was recorded in deferred financing costs in accordance with ASC 470, Debt and included in long-term debt, net of current portion in the consolidated balance sheet.  These fees are being amortized using the effective interest rate method over the remainder of the term of the Amended BoA Credit Agreement.

On August 12, 2019, the Company amended its Third Amended and Restated First Lien Credit Agreement (the “Amended FS/KKR Credit Agreement”) with Wilmington Trust, National Association, as administrative agent and collateral agent (the “FS/KKR Agent”) and the lenders party thereto (the “FS/KKR Facility Loan Parties”).  Pursuant to the Amended FS/KKR Credit Agreement, no mandatory amortization payments are required until September 30, 2020.  Thereafter, the loans under the Amended FS/KKR Credit Agreement will be subject to quarterly amortization payments of $1.0 million.  Pursuant to the Amended FS/KKR Credit Agreement, no payment with proceeds of any consolidated excess cash flow will be required to be made prior to the fiscal year ending December 31, 2020.  The Amended FS/KKR Credit Agreement modified the calculation of Consolidated EBITDA (as defined in the agreement) by permitting additional addbacks and specifying the EBITDA amounts for the quarters ended September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019.  The Amended FS/KKR Credit Agreement allows for the netting of up to $5 million

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

in cash of the Company and its subsidiaries for purposes of calculating the leverage ratio covenant.  The Company also agreed under the Amended FS/KKR Credit Agreement not to borrow more than $30 million under the Bank of America Revolving Credit Facility.  During the year ended December 31, 2019, the Company incurred $3.3 million in lender fees associated with the amendment which was recorded in deferred financing costs in accordance with ASC 470, Debt and included in long-term debt, net of current portion in the consolidated balance sheet.  These fees are being amortized using the effective interest rate method over the remainder of the term of the Amended FS/KKR Credit Agreement.

On June 10, 2019, the Company completed the sale of MSLO.  The Company used cash proceeds from the MSLO sale to make mandatory prepayments of $109.6 million of the Revolving Credit Facility and voluntary prepayments of $44.4 million on its Tranche A-1 Term Loans.

The Company expensed $0.8 million of deferred financing costs during the year ended December 31, 2019, included in Interest expense, net in the consolidated statement of operations.

On August 7, 2018, the Company and certain of its subsidiaries entered into the Amended BoA Credit Agreement with the BoA Facility Loan Parties and (ii) the Amended FS/KKR Credit Agreement with the FS/KKR Agent and the FS/KKR Facility Loan Parties.   The Company used a portion of the proceeds of the $335.0 million loans made to the Company under the Amended BoA Credit Agreement to prepay loans under the FS/KKR Credit Agreement.

During 2018, the Company incurred $14.6 million in lender and certain third-party fees associated with debt refinancing, which was recorded as deferred financing costs in accordance with ASC 470 – Debt and included in Long-term debt, net of current portion in the consolidated balance sheet at December 31, 2018.  These fees are being amortized using the effective interest rate method over the terms of the Amended BoA Credit Agreement and Amended FS/KKR Credit Agreement. The Company expensed $0.1 million of deferred financing costs, included in Interest Expense, net in the consolidated statement of operations, as a result of a partial extinguishment of the BoA Credit Agreement in accordance with ASC 470 – Debt in connection with the Company’s entry into the Amended BoA Credit Agreement.

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

The Company may make voluntary prepayments of the loans outstanding under the Amended BoA Credit Agreement, subject to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and, in certain cases, to the prepayment premium set forth in the Amended BoA Credit Agreement.  Additionally, the Company is mandated to make prepayments (without payment of a premium or penalty) under the Amended BoA Credit Agreement amounting to: (i) the loans outstanding under the Amended BoA Credit Agreement plus, (a) where intellectual property is disposed, 50.0% of the disposed intellectual property’s orderly liquidation value, and (b) where any other assets

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

constituting collateral are disposed or upon the receipt of certain insurance proceeds, 100% of the net proceeds thereof, subject to certain reinvestment rights; and (ii) the Amended Tranche A-1 Loans to the extent that the outstanding principal amount thereof exceeds 15.0% of the orderly liquidation value of the registered trademarks owned by the BoA Facility Loan Parties.    The loans under the Amended BoA Credit Agreement are subject to quarterly amortization payments of $2.5 million through September 30, 2020, $3.25 million through September 30, 2021 and $4 million for each fiscal quarter thereafter.

The Amended BoA Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the BoA Facility Loan Parties and their subsidiaries. Moreover, the Amended BoA Credit Agreement contains financial covenants that require the BoA Facility Loan Parties and their subsidiaries to (i) maintain a positive net income (as defined in the Amended BoA Credit Agreement) (ii) satisfy a maximum loan to value ratio initially set at 50.0% (applicable to the Amended Revolving Loans and Amended Tranche A Loans) decreasing over the term of the Amended BoA Credit Agreement until reaching a final maximum loan to value ratio of 42.5% and (iii) satisfy a maximum consolidated first lien leverage ratio, initially set at 3.875:1.00, decreasing over the term of the Amended BoA Credit Agreement until reaching a final maximum ratio of 2.875:1.00 for the fiscal quarter ending September 30, 2022 and thereafter.

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

The Company may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.80:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 3.00:1.00 and (b) with respect to any other increase, 2.90:1.00, subject to the satisfaction of certain conditions in the Amended BoA Credit Agreement.  At December 31, 2019, the Company is in compliance with the covenants included in the Amended BoA Credit Agreement.

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

The Company may make voluntary prepayments of the loans outstanding under the Amended FS/KKR Credit Agreement, subject to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and, in certain cases, to the prepayment premium set forth in the Amended FS/KKR Credit Agreement.  The Company is mandated to make prepayments (without payment of a premium or penalty) of loans outstanding under the Amended FS/KKR Credit Agreement amounting to: (i) where intellectual property was disposed, 50.0% of the disposed intellectual property’s orderly liquidation value, (ii) where any other asset constituting collateral is disposed or upon the receipt of certain insurance proceeds, 100% of the net proceeds thereof, subject to certain reinvestment rights, and (iii) any consolidated excess cash flow, in an amount equal to (a) in the event the consolidated total leverage ratio was at least 4.00:1.00, 75% thereof, (b) in the event the consolidated total leverage ratio was less than 4.00:1.00 but at least 3.00:1.00, 50% thereof and (c) in the event the consolidated total leverage ratio was less than 3.00:1.00, 0% thereof.  No mandatory amortization payments are required until September 30, 2020.  Thereafter, the loans under the Amended FS/KKR Credit Agreement will be subject to quarterly amortization payments of $1.0 million.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

The Amended FS/KKR Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the FS/KKR Facility Loan Parties and their subsidiaries. Moreover, the Amended FS/KKR Credit Agreement contains financial covenants that require the FS/KKR Facility Loan Parties and their subsidiaries to satisfy (i) a maximum consolidated total leverage ratio, initially set at 7.25:1.00, decreasing over the term of the Amended FS/KKR Credit Agreement until reaching a final maximum ratio of 6.25:1.00 for the fiscal quarter ending September 30, 2022 and thereafter and (ii) a maximum consolidated first lien leverage ratio, initially set at 3.875:1.00, decreasing over the term of the Amended FS/KKR Credit Agreement until reaching a final maximum ratio of 2.875:1.00 for the fiscal quarter ending September 30, 2022 and thereafter.  At December 31, 2019,  the Company is in compliance with the covenants included in the Amended FS/KKR Credit Agreement.

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

Interest Expense from Continuing Operations

Interest expense, net during the year ended December 31, 2019 includes interest incurred under our loan agreements of $48.2 million, non-cash interest related to the amortization of deferred financing costs of $5.6 million, the expensing of $0.8 million of deferred financing costs as a result of a partial extinguishment on the Revolving and Term loans in accordance with ASC 470 – Debt and non-cash interest income of $0.8 million related to the accretion of the present value of certain payment arrangements.

Interest expense, net during the year ended December 31, 2018 includes interest incurred under our loan agreements of $50.9 million, non-cash interest related to the amortization of deferred financing costs of $4.5 million, the expensing of $0.1 million of deferred financing costs as a result of a partial extinguishment of the BoA Credit Agreement in accordance with ASC 470 – Debt in connection with the Company’s entry into the Amended BoA Credit Agreement and non-cash interest income of $0.3 million related to the accretion of the present value of certain payment arrangements.

Interest expense, net during the year ended December 31, 2017 includes interest incurred under our loan agreements of $55.1 million and non-cash interest related to the amortization of deferred financing costs of $3.9 million.

Interest Rate Swaps

On December 10, 2018, the Company entered into the 2018 Swap Agreements with certain financial institutions.  The Company recorded its interest rate swaps in accrued expenses and other long-term liabilities on the consolidated balance sheets at fair value using Level 2 inputs.  The 2018 Swap Agreements have a $300 million notional value, and $150 million matures on December 31, 2021 and $150 million matures on January 4, 2022.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

During the year ended December 31, 2019, the Company determined that a portion of one of the hedges was no longer effective due to the repayment of certain debt with the proceeds from the sale of MSLO (see Note 4).  As a result, in accordance with ASC 815-30-40-6A, the Company de-designated it as a cash flow hedge and reclassified a loss of $0.4 million from other comprehensive loss to other expense in the consolidated statement of operations.  Changes in the fair value of the de-designated interest rate swap after the de-designation date are being recognized through continuing operations.  The Company recorded a loss of $0.6 million in other expense from continuing operations in the consolidated statements of operation for the year ended December 31, 2019.

Debt Maturities

As of December 31, 2019, the Company’s debt maturities for the next five years and thereafter on a calendar year basis are as follows:

	Total	2020	2021	2022	2023	2024	Thereafter
	(in thousands)
Term Loans	$453,831	$12,750	$17,750	$20,000	$111,631	$291,700	$-
Revolving Loan	14,358	-	-	-	14,358	-	-
Total	$468,189	$12,750	$17,750	$20,000	$125,989	$291,700	$-

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

In June 2019, the Company completed the sale of MSLO.  As a result, accounts payable and accrued expenses decreased by $11.9 million which was recorded within current liabilities from discontinued operations as of December 31, 2018.

Accounts payable and accrued expenses from continuing operations consist of the following:

	December 31,
	2019	2018
	(in thousands)
Accounts payable	$2,942	$2,775
Accrued expenses
Interest	1,025	2,401
Compensation	2,395	2,741
Marketing and commissions	1,402	920
Professional services fees	2,181	112
Interest rate swap liability - current	3,124	528
Licensee settlement payable - current	940	1,883
Other accrued expenses	1,712	240
Total accounts payable and accrued expenses	$15,721	$11,600

NOTE 11 – LEASES

The Company has operating leases for certain properties for its offices and showrooms and for copiers. The Company adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective method as of the period of adoption.  The Company elected the package of practical expedients upon transition where the Company did not reassess the lease classification and initial direct costs for leases that existed prior to adoption.  Additionally, the Company did not reassess contracts entered into prior to adoption to determine whether the arrangement was or contained a lease.  At January 1, 2019, the Company did not have any leases that had not yet commenced.  The Company also elected the practical expedient to not recognize ROU assets or lease liabilities for leases with a term of twelve months or less.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

The Company determines if an arrangement contains a lease and the lease term at contract inception based on the terms of each arrangement.  The Company’s operating leases contain options to extend and early termination options.  The Company will evaluate the terms on a lease-by-lease basis and include options to extend or early termination options when it is reasonably certain that the Company will exercise the option.  For arrangements that are identified as leases and are over twelve months the Company records a ROU asset and a lease liability representing the present value of future lease payments.  Under ASC 842, the present value of future lease payments must be discounted by using the interest rate implicit in the lease, or if not readily determinable, its incremental borrowing rate.  The Company used an average cost of debt of 6.76% as the discount rate for the leases as it is representative of the interest rate that would be charged to borrow an amount equal to the lease payments on a fully collateralized basis.

The Company evaluates its ROU assets for impairment in accordance with ASC 360.  No impairment of ROU assets existed as of December 31, 2019.

The operating lease assets and liabilities recorded on the consolidated balance sheet as of December 31, 2019 are summarized as follows:

		December 31,
	Classification on Balance Sheet	2019
Assets		(in thousands)
Non-current	Right-of-use assets - operating leases	$50,320

Liabilities
Current	Current portion of lease liabilities - operating leases	$3,035
Non-current	Lease liabilities - operating leases, net of current portion	54,168
Total operating lease liabilities		$57,203

Weighted average remaining lease term (in years)		13.3

Rent expense is recognized on a straight-line basis over the term of the lease.  Rent expense for operating leases was $6.3 million, $6.0 million and $5.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.  Sublease income was $1.0 million, $0.7 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.  All of the aforementioned amounts are included in continuing operations.

As of December 31, 2019, the maturities of the Company’s lease liabilities were as follows:

Operating Leases
(in thousands)
2020	$6,807
2021	6,718
2022	6,721
2023	6,707
2024	6,856
Thereafter	53,809
Total minimum lease payments	87,618
Less: imputed interest	30,415
Lease liabilities	$57,203

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is in a dispute with a former licensee concerning certain payments allegedly owed to the licensee which the Company disputes.    The Company intends to vigorously defend against these claims and pursue a counterclaim.  Litigation costs in this matter may be significant.

The Company was served with a lawsuit in March 2020 alleging trademark infringement on the Company’s Swisstech brand.  The Company intends to vigorously defend against these claims and potentially pursue a counterclaim.  Litigation costs in this matter may be significant.

We have been cooperating with an investigation by the Securities and Exchange Commission (the “SEC”) into the Company’s controls and practices surrounding impairment analyses of goodwill and intangible assets in 2016 and 2017.  In the late third quarter and the fourth quarter of 2019, the SEC began interviewing witnesses in connection with this matter.  We believe we complied with generally accepted accounting principles during such periods in all financial matters including goodwill and intangible assets but can provide no assurance that the SEC will agree.  We cannot predict the duration or outcome of this matter. Costs related to this matter may be significant.

In addition, from time to time, the Company is involved in legal matters arising in the ordinary course of business. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition, results of operations or cash flows. Contingent liabilities arising from potential litigation are assessed by management based on the individual analysis of these proceedings and on the opinion of the Company’s lawyers and legal consultants.

During the year ended December 31, 2019, the Company accrued approximately $2.0 million related to litigation contingencies and claims.

During the year ended December 31, 2018, the Company accrued $3.2 million related to a legacy litigation settlement claim.  These charges are included in discontinued operations in the consolidated statements of operations.

Assignment Right

The Company had entered into a license agreement for its Avia trademark which includes a clause that if the licensee pays to the Company cumulative total royalties of $100.0 million, the licensee has the right to require the Company to assign full title and ownership of the trademark to the licensee.  The first term of the agreement ends on December 31, 2022, but automatically renews in three-year increments unless terminated by the licensee. Based on current projections, the option to exercise this right would come into effect in approximately six years. Until such time, the Company continues to pursue and sign license agreements outside the U.S. and within certain channels of distribution within the U.S. and collect royalties therefrom.

NOTE 13 – PREFERRED STOCK

As of December 31, 2019 and 2018, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.01 per share, none of which were designated or issued and outstanding. The board of directors of the Company (the “BOD”) is authorized, with the limitations and restrictions set forth in the Company’s certificate of incorporation, to designate from time to time the terms of the preferred stock.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

NOTE 14 – STOCK INCENTIVE PLAN, OPTIONS AND WARRANTS

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

On May 26, 2016, the Company’s stockholders approved an amendment to the 2013 Stock Incentive Plan to increase the number of authorized shares of common stock for issuance by 3,500,000 shares.

The following types of awards or any combination of awards may be granted under the 2013 Stock Incentive Plan: (i) NQOs, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance-based awards, (vi) other stock-based awards, (vii) dividend equivalents and (viii) cash-based awards. The aggregate number of shares of the Company’s common stock that are reserved for awards to be granted under the 2013 Stock Incentive Plan is 6,000,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events.

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
DECEMBER 31, 2019, 2018 AND 2017

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

The following table summarizes the Company’s outstanding options:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual Life
	Options	Exercise Price	(in Years)
	(in thousands, except share and per share data)
Outstanding - January 1, 2017	129,501	$9.65	2.3
Granted	—	—
Exercised	—	—
Forfeited or canceled	(45,500)	$(11.49)
Outstanding - January 1, 2018	84,001	$8.65	2.1
Granted	—	—
Exercised	—	—
Forfeited or canceled	(34,500)	$(6.41)
Outstanding - January 1, 2019	49,501	$10.22	2.3
Granted	—	—
Exercised	—	—
Forfeited or canceled	(20,000)	(12.98)
Outstanding at December 31, 2019	29,501	$8.35	2.4
Exercisable - December 31, 2019	29,501	$8.35	2.4

A summary of the changes in the Company’s unvested stock options is as follows:

		Weighted-Average Grant Date
	Number of Options	Fair Value
Unvested - January 1, 2017	5,000	$1.96
Granted	—	—
Vested	(5,000)	(1.96)
Forfeited or canceled	—	—
Unvested - December 31, 2017	—	$—

There was no compensation expense related to stock options for the years ended December 31, 2019 and 2018.  Total compensation expense related to stock options for the year ended December 31, 2017 was less than $0.1 million. At December 31, 2019, there is no unrecognized compensation expense related to stock options.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

Warrants

The following table summarizes the Company’s outstanding warrants:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual Life	Aggregate
	Warrants	Exercise Price	(in Years)	Intrinsic Value
	(in thousands, except share and per share data)
Outstanding - January 1, 2017	801,760	$7.87	3.1	$51
Granted	—	—
Exercised	—	—
Forfeited or canceled	(31,600)	$(5.75)
Outstanding - January 1, 2018	770,160	$7.87	2.2	$—
Granted	—	—
Exercised	—	—
Forfeited or canceled	(570,160)	$(6.07)
Outstanding - January 1, 2019	200,000	$13.32	6.4	$—
Granted	—	—
Exercised	—	—
Forfeited or canceled	—	—
Outstanding at December 31, 2019	200,000	$13.32	5.4	$—
Exercisable - December 31, 2019	200,000	$13.32	5.4	$—

A summary of the changes in the Company’s unvested warrants is as follows:

		Weighted-Average Grant Date
	Number of Warrants	Fair Value
Unvested - January 1, 2017	50,000	$6.32
Granted	—	—
Vested	(50,000)	6.32
Forfeited or canceled	—	—
Unvested - December 31, 2017	—	$—

There was no compensation expense related to warrants for the years ended December 31, 2019 and 2018. Total compensation expense related to warrants for the year ended December 31, 2017 was less than $0.1 million. At December 31, 2019 there is no unrecognized compensation expense related to warrants.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

Restricted Stock

A summary of the time-based restricted stock activity for the years ended December 31, 2019, 2018 and 2017 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
		Grant Date Fair	Contractual Life
	Number of Shares	Value	(in Years)

Unvested - January 1, 2017	258,787	$8.45	2.1
Granted	111,112	3.60
Vested	(174,363)	(6.73)
Unvested - January 1, 2018	195,536	$7.23	1.8
Granted	235,296	1.70
Vested	(137,843)	(5.25)
Unvested - January 1, 2019	292,989	$3.72	0.9
Granted	464,576	0.86
Vested	(235,296)	(1.70)
Unvested - December 31, 2019	522,269	$0.85	0.5

During the year ended December 31, 2019, the Company granted 464,576 shares of time-based restricted stock to members of the Company’s BOD. These shares had a grant date fair value of $0.4 million and vest over a period of one year. The Company recorded $0.3 million during the year ended December 31, 2019 as compensation expense in operating expenses from continuing operations pertaining to these grants.

During the year ended December 31, 2018, the Company granted 235,296 shares of time-based restricted stock to members of the Company’s BOD.  These shares had a grant date fair value of $0.4 million and vest over a period of one year.  The Company recorded $0.1 million and $0.3 million during the years ended December 31, 2019 and 2018, respectively, as compensation expense in operating expenses from continuing operations pertaining to these grants.

During the year ended December 31, 2017, the Company granted 111,112 shares of time-based restricted stock to members of the Company’s BOD. These shares had a grant date fair value of $0.4 million and vest over a period of one year. The Company recorded $0.1 million and $0.3 million during the years ended December 31, 2018 and 2017, respectively, as compensation expense in operating expenses from continuing operations pertaining to these grants.

Total compensation expense recorded in operating expenses from continued operations related to time-based restricted stock grants for the years ended December 31, 2019, 2018 and 2017 was $0.4 million, $0.5 million, and $0.6 million, respectively. Total unrecognized compensation expense related to time-based restricted stock grants at December 31, 2019 amounted to $0.2 million and is expected to be recognized over a weighted average period of 0.5 years.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

Restricted Stock Units

A summary of the time-based restricted stock unit activity for the years ended December 31, 2019, 2018 and 2017 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
		Grant Date Fair	Contractual Life
	Number of Shares	Value	(in Years)

Unvested - January 1, 2017	326,667	$8.52	2.5
Granted	688,836	3.18
Vested	(219,103)	(8.29)
Forfeited or canceled	(60,000)	(4.89)
Unvested - January 1, 2018	736,400	$3.89	2.2
Granted	2,678,743	1.77
Vested	(1,732,523)	(2.18)
Forfeited or canceled	(66,667)	(3.20)
Unvested - January 1, 2019	1,615,953	$2.24	2.2
Granted	—	—
Vested	(997,644)	(2.44)
Forfeited or canceled	(190,000)	(1.00)
Unvested - December 31, 2019	428,309	$1.42	1.3

The Company did not grant time-based restricted stock units during the year ended December 31, 2019.

During the year ended December 31, 2018, the Company granted 1,835,257 time-based restricted stock units to certain employees and consultants for future services.  These shares of time-based restricted stock units had a grant date fair value of $3.2 million and vest immediately to over a period of five years.  The Company recorded $0.5 million and $0.8 million during the years ended December 31, 2019 and 2018, respectively, as compensation expense in operating expenses from continuing operations pertaining to these grants.

During the year ended December 31, 2018, the Company issued 843,486 time-based restricted stock units to an employee for a 2017 performance-based bonus pursuant to their employment agreement.  The bonus was paid in restricted stock in the first quarter of 2018, based on the average closing stock price for the 30 days preceding March 1, 2018.  Compensation expense recorded in operating expenses from continuing operations of $1.5 million was fully recognized in 2017 related to this grant.

During the year ended December 31, 2017, the Company granted 688,836 time-based restricted stock units to certain employees and consultants for future services. These shares of time-based restricted stock units had a grant date fair value of $2.2 million and vest over a period of six months to three years.  Included in this were 33,334 shares of time-based restricted stock units for the Company’s former Chief Executive Officer which were accelerated during the year ended December 31, 2019. The Company recorded $0.2 million, $0.4 million and $0.2 million during the years ended December 31, 2019, 2018 and 2017, respectively, as compensation expense in operating expenses from continuing operations pertaining to these grants.

During the year ended December 31, 2017, the Company accelerated the vesting of 83,334 shares of time-based restricted stock units for the Company’s former Chief Executive Officer in connection with the CEO transition and an employee pursuant to their termination agreement. Total compensation expense related to these shares of $0.8 million was recorded in operating expenses from continued operations in the consolidated statement of operations for the year ended December 31, 2017.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

During the year ended December 31, 2016, the Company granted 260,000 shares of time-based restricted stock units to employees for future services. These shares of time-based restricted stock had a grant date fair value of $1.8 million and vest over a period of three years. Included in this were 58,334 shares of time-based restricted stock units for the Company’s former President which were accelerated during the year ended December 31, 2019.  The Company recorded $0.3 million, $0.5 million and $0.7 million during the years ended December 31, 2019, 2018 and 2017, respectively, as compensation expense pertaining to this grant.

Total compensation expense recorded as operating expenses from continuing operations related to time-based restricted stock units grants for the years ended December 31, 2019, 2018 and 2017 was $1.2 million, $1.6 million and $1.7 million, respectively. Total accrued compensation expense related to performance-based restricted stock units for the year ended December 31, 2017 was $1.5 million. Total unrecognized compensation expense related to time-based restricted stock units grants at December 31, 2019 amounted to $0.4 million and is expected to be recognized over a weighted average period of 1.3 years.

Performance Stock Units

A summary of the PSUs activity for the years ended December 31, 2019, 2018 and 2017 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
		Grant Date Fair	Contractual Life
	Number of Shares	Value	(in Years)

Unvested - January 1, 2017	2,803,367	$8.18	2.4
Granted	716,600	3.17
Vested	(701,233)	(10.97)
Forfeited or canceled	(773,100)	(7.22)
Unvested - January 1, 2018	2,045,634	$5.83	2.0
Granted	785,000	1.98
Vested	(350,408)	(4.71)
Forfeited or canceled	(260,408)	(7.32)
Unvested - January 1, 2019	2,219,818	$4.47	0.8
Granted	—	—
Vested	(289,671)	(4.68)
Forfeited or canceled	(1,800,218)	(4.43)
Unvested - December 31, 2019	129,929	$4.51	—

On March 27, 2019, the Compensation Committee voted to approve, on a discretionary basis, vesting of 231,396 PSUs to employees and consultants previously granted during the years ended December 31, 2016, 2017 and 2018 subject to achievement of certain of the Company’s performance metrics within each fiscal year. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants. Total compensation expense related to these PSUs of $0.2 million was recorded as operating expenses from continuing operations in the consolidated statement of operations for the year ended December 31, 2019.

During the year ended December 31, 2018, the Company granted 135,000 PSUs to employees pursuant to their employment agreements.  These PSUs had a grant date fair value of $0.3 million, vest over a period of one to two years and require achievement of certain performance metrics within each fiscal year for such PSUs to be earned.  The Company issued 83,250 PSUs to an employee related to this grant.  The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the performance metric was communicated to the employee.  The Company recorded $0.2 million in compensation expense during the year ended December 31, 2018 as operating expenses from continued operations in the consolidated statement of operations.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

On February 20, 2018, the Compensation Committee voted to approve, on a discretionary basis, vesting of 208,883 PSUs to employees and consultants previously granted during the years ended December 31, 2016 and 2017 subject to achievement of certain of the Company’s performance metrics within each fiscal year.  The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants.  Total compensation expense related to these PSUs of $0.5 million was recorded as operating expenses in the consolidated statement of operations for the year ended December 31, 2018.

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

During the year ended December 31, 2017, the Company granted 175,000 PSUs to the Company’s former Chief Executive Officer pursuant to an employment agreement, dated April 3, 2017. These PSUs had a grant date fair value of $0.7 million and vest over a period of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned. The Company recorded $0.2 million in compensation expense during the year ended December 31, 2018 as the performance metrics were achieved pursuant to fiscal year end results. The Company recorded $0.1 million in compensation expense during the year ended December 31, 2018 as the likelihood of these PSUs being earned was considered probable for the current fiscal year.  No compensation expense was recorded for the year ended December 31, 2019 related to this grant.

During the year ended December 31, 2017, the Company accelerated the vesting of 200,000 PSUs for the Company’s former Chief Executive Officer in connection with the CEO transition. Total compensation expense related to these PSUs of $2.9 million was recorded as operating expenses in the consolidated statement of operations for the year ended December 31, 2017.

On February 28, 2017, the Compensation Committee voted to approve, on a discretionary basis, an award of 164,978 PSUs to employees and consultants. Included in the above award were 60,000 PSUs and 36,000 PSUs for the Company’s former Chief Executive Officer and Chief Financial Officer, respectively. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants. Total compensation expense related to these PSUs of $0.6 million was recorded as operating expenses from continuing operations in the consolidated statement of operations for the year ended December 31, 2017.

Total compensation expense related to the PSUs for the years ended December 31, 2019, 2018 and 2017 was $0.2 million, $0.9 million and $3.5 million, respectively.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

NOTE 15 – INCOME TAXES

The benefit from income taxes from continuing operations consists of the following:

	For the Year Ended December 31,
	2019	2018	2017
	(in thousands)
Federal:
Current provision	$-	$-	$-
Deferred provision	(7,751)	(2,670)	(52,878)
	(7,751)	(2,670)	(52,878)
Foreign:
Current provision	57	84	134
Deferred provision	-	-	-
	57	84	134
State:
Current provision	-	30	178
Deferred provision	(1,001)	612	8,143
	(1,001)	642	8,321
Benefit from income taxes	$(8,695)	$(1,944)	$(44,423)

The difference between the benefit from income taxes and the expected income tax provision determined by applying the statutory federal and state income tax rates to pre-tax income are as follows:

	For the Year Ended December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State taxes, net of federal tax benefit	1.6	2.0	—
Goodwill impairment	—	—	(32.2)
Noncontrolling interest	(2.6)	8.3	0.5
Valuation allowance	—	(7.3)	5.3
Nondeductible compensation	(1.6)	(5.7)	(0.1)
Foreign taxes	(0.1)	(0.5)	—
Other	(0.6)	(3.1)	(0.7)
Tax Cuts and Jobs Act	—	—	5.6
Change in state tax rates	—	(0.8)	—
	17.7%	13.9%	13.4%

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

The components of the Company’s consolidated deferred income tax balances as of December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred income tax assets
Net operating loss carryforwards	$32,565	$51,042
Capital loss carryforwards	2,997	4,417
Intangible assets - finite life	3,137	3,261
Stock-based compensation	286	439
Property and equipment	-	3,649
Deferred rent	-	799
Credits carryforward	1,148	1,281
Deferred revenue	1,939	2,755
Deferred interest expense	9,984	8,644
Deferred compensation	-	1,053
Operating lease liability	13,215	-
Other	4,791	3,585
	70,062	80,925
Deferred income tax liability - long-term
Intangible assets - indefinite-lived	(57,343)	(130,818)
Right-of-use asset - operating leases	(11,625)	-
Property and equipment	(193)	-
	(69,161)	(130,818)
Less: Valuation allowance	(15,252)	(17,109)
Net deferred income tax liability - long-term	$(14,351)	$(67,002)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items and tax provisions under the Tax Act, primarily the new limitation on interest expense deductions, management determined that enough certainty existed to warrant the release of the valuation allowance recorded against substantially all the Company’s deferred tax assets as of December 31, 2017.  As of December 31, 2019 and 2018, a valuation allowance of $15.3 million and $17.1 million, respectively, has been recognized for deferred income taxes that may not be realized by the Company in future periods. The valuation allowance at December 31, 2019 and 2018 primarily relates to state net operating losses and capital loss carryforwards.

The Company has federal NOLs available to carryforward to future periods of $107.8 million as of December 31, 2019 which begin expiring in 2029. The Company has state NOLs available to carryforward to future periods of $179.0 million as of December 31, 2019 which begin expiring in 2020. The Company has foreign tax credits available to carryforward to future periods of $0.5  million as of December 31, 2019 which begin expiring in 2020. The Company has experienced several changes of ownership under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which places various limitations on the NOLs. The limitations on NOLs are based upon a formula provided under Section 382 of the Code that is based on the fair market value of the Company and prevailing interest rates at the time of the ownership change. An “ownership change” is generally a 50% increase in ownership over a three-year period by stockholders who directly or indirectly own at least five percent of a company’s stock. The limitations on the use of the NOLs under Section 382 could affect the Company’s ability to offset future taxable income.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

The Company currently files U.S. federal tax returns and various state tax returns. Tax years that remain open for assessment for federal and state purposes include years ended December 31, 2016 through December 31, 2019.

The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision. The Company has no unrecognized tax benefits at December 31, 2019 and 2018.

NOTE 16 – RELATED PARTY TRANSACTIONS

Consulting Services Agreement with Tengram Capital Partners, L.P. (f/k/a Tengram Capital Management L.P.)

Pursuant to an agreement with Tengram Capital Partners, L.P., formerly known as Tengram Capital Management, L.P. (“TCP”), an affiliate of Tengram Capital Partners Gen2 Fund, L.P., which is one of the Company’s largest stockholders, the Company had engaged TCP, effective as of January 1, 2013, to provide services to the Company pertaining to (i) mergers and acquisitions, (ii) debt and equity financing and (iii) such other related areas as the Company may reasonably request from time to time (the “TCP Agreement”). TCP was entitled to receive annual compensation of $1.0 million, including fees and reimbursement of out-of-pocket expenses in connection with performing its services under the TCP Agreement. The TCP Agreement remained in effect for a period continuing through the earlier of five years or the date on which TCP and its affiliates cease to own in excess of 5% of the outstanding shares of common stock in the Company. On August 15, 2014, the Company consummated transactions pursuant to an agreement and plan of merger, dated as of June 24, 2014 (the “Galaxy Merger Agreement”) with SBG Universe Brands LLC, a Delaware limited liability company and the Company’s direct wholly-owned subsidiary (“LLC Sub”), Universe Galaxy Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of LLC Sub, Galaxy Brand Holdings, Inc. and Carlyle Galaxy Holdings, L.P. (such transactions, collectively, the “Galaxy Acquisition”). In connection with the Galaxy Merger Agreement, the Company and TCP entered into an amendment to the TCP Agreement (the “Amended TCP Agreement”), pursuant to which, among other things, TCP was entitled to receive annual fees of $0.9 million beginning with fiscal year 2014.  The Amended TCP Agreement terminated as of December 31, 2019.

The Company paid TCP $0.9 million, $0.7 million, and $0.9 million for services under the Amended TCP Agreement during the years ended December 31, 2019, 2018 and 2017, respectively. The Company reimbursed TCP $0.1 million for the year ended December 31, 2019 and less than $0.1 million for each of the years ended December 31, 2018 and 2017 for out-of-pocket expenses in connection with their services.  These amounts are included in operating expenses from continuing operations in the Company’s consolidated financial statements. At December 31, 2019, there was $0.2 million due to TCP for services and less than $0.1 million due for reimbursement of expenses.  At December 31, 2018, there was $0.2 million due to TCP for services and less than $0.1 million due for reimbursement of expenses. The Company paid $1.8 million in transaction fees to TCP related to the sale of MSLO during the year ended December 31, 2019 recorded in discontinued operations in the Company’s consolidated financial statements.

Additionally, in July 2013, the Company entered into a consulting arrangement with an employee of TCP (the “TCP Employee”), pursuant to which the TCP Employee provides legal and other consulting services at the request of the Company from time to time. The TCP Employee was also issued 125,000 shares of restricted stock, vesting over a four-year period and 180,000 PSUs, vesting over three years in increments of 20% for 2014, 20% for 2015 and 60% for 2016. During the year ended December 31, 2016, the TCP employee was granted 200,000 PSUs, vesting over three years in increments of 33.3% for 2017, 33.3% for 2018 and 33.4% for 2019. During the year ended December 31, 2018, the TCP employee was granted 150,000 shares of time-based restricted stock units, vesting over a three year period and 300,000 shares of time-based restricted stock units, vesting over a three year period with 25% vesting immediately.  The Company paid the TCP Employee $0.3 million, $0.3 million and $0.4 million for services under the consulting arrangement during the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are included in operating expenses from continuing operations in the Company’s consolidated financial statements. The Company and the TCP Employee terminated the consulting arrangement during the third quarter of 2019. The Company accelerated the vesting of the unvested shares of the TCP Employee’s time-based restricted stock units.  At December 31, 2019, no amounts were due to the TCP Employee.  At December 31, 2018, less than $0.1 million was due to the TCP Employee.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

Transactions with Tommie Copper, Inc.

The Company entered into an agreement with Tommie Copper, Inc. (“TCI”), an affiliate of TCP, under which the Company received a vendor placement fee for facilitating certain distribution arrangements.  The Company recorded $3.1 million of revenue from continuing operations for the year ended December 31, 2018.  At December 31, 2018, the Company had a current receivable of $1.1 million from TCI in accounts receivable and a long-term receivable of $1.9 million from TCI in other assets in the consolidated balance sheet.  During the year ended December 31, 2019, the Company reserved $2.9 million related to the outstanding receivable balance recorded in operating expenses from continuing operations in the consolidated statement of operations as TCI could not adhere to its original payment terms and new extended payment terms have been negotiated.  At December 31, 2019, the Company had a net current receivable of $0.1 million due from TCI.

Transactions with E.S. Originals, Inc.

A division president of the Company maintains a passive ownership interest in one of the Company’s licensees, E.S. Originals, Inc. (“ESO”). The Company receives royalties from ESO under license agreements for certain of the Company’s brands in the footwear category. The Company recorded $4.9 million, $8.4 million and $18.1 million of revenue for the years ended December 31, 2019, 2018 and 2017, respectively, for royalties, commissions and advertising revenue earned from ESO license agreements. At December 31, 2019 and 2018, the Company had $2.8 million and $6.2 million, respectively, recorded as accounts receivable and $0.2 million and $1.9 million, respectively, as a long-term receivable in other assets from ESO in the consolidated balance sheets.

In addition, the Company entered into a license-back agreement with ESO under which the Company reacquired the rights to certain international territories in order to re-license these rights to an unrelated party. The Company recorded approximately $1.3 million and $0.3 million in license-back expense for the years ended December 31, 2019 and 2018, respectively.

Transactions with Centric Brands Inc. (f/k/a Differential Brands Group, Inc.)

During the fourth quarter of 2018, Centric Brands, Inc. (“Centric”) acquired a significant portion of Global Brands Group Holding Limited’s (“GBG”) North American licensing business.  The Company entered into an agreement with Centric, an affiliate of TCP, under which the Company received a rights transfer fee of $4.0 million related to the Joe’s license.  During the fourth quarter of 2019, the Company and Centric entered into a license agreement under the Jessica Simpson brand.  The Company recorded $6.6 million and approximately $1.2 million for royalty revenue earned from continuing operations from Centric for the years ended December 31, 2019 and 2018, respectively.  At December 31, 2019 and 2018, the Company had $1.0 million and $0.8 million, respectively, recorded as accounts receivable from Centric in the consolidated balance sheets.

Acquisition of FUL

On November 17, 2014, the Company made a strategic investment in FUL IP. FUL IP is a collaborative investment between the Company and JALP. FUL IP was formed for the purpose of licensing the FUL trademark to third parties in connection with the manufacturing, distribution, marketing and sale of FUL branded bags, backpacks, duffels, luggage and apparel accessories. JALP contributed the FUL trademark with a fair value of $8.9 million. In exchange for a 50.5% economic interest in FUL IP the Company paid JALP $4.5 million. JALP’s minority member interest in FUL IP has been reflected as noncontrolling interest on the Company’s consolidated balance sheets. One of the Company’s directors, Mr. Al Gossett, has a partial ownership interest in JALP. There was $0.5 million, $0.7 million and $2.2 million of noncontrolling interest loss recorded during the years ended December 31, 2019, 2018 and 2017, respectively.  The Company sold the FUL trademark during the year ended December 31, 2018.  The noncontrolling interest loss for the year ended December 31, 2019 was due to the write off of a $0.9 million receivable related to the previous sale of the FUL trademark.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

Investment in Equity Securities

In September 2015, the Company purchased equity securities of Iconix Brand Group, Inc., an unaffiliated third-party publicly traded company, from Tengram Capital Partners, L.P., which is an affiliate of Tengram Capital Partners Gen2 Fund, L.P., one of the Company’s largest stockholders, for an aggregate purchase price of $12.0 million (plus related transaction expenses), which was the purchase price paid by Tengram Capital Partners, L.P. upon the acquisition of such equity securities in open market transactions. The Company did not pay a fee or any compensation to Tengram Capital Partners, L.P. in connection with the Company’s investment in the equity securities. The Company sold its equity securities during the year ended December 31, 2017.

Registration Rights Agreement

On June 22, 2015, Martha Stewart, the Martha Stewart Family Limited Partnership, Alexis Stewart, the Martha Stewart 1999 Family Trust, the Martha Stewart 2000 Family Trust and the Martha and Alexis Stewart Charitable Foundation (collectively, the “Stewart Stockholders”) entered into an agreement (the “Registration Rights Agreement”) with the Company, which grants the Stewart Stockholders certain “demand” registration rights for up to two offerings of greater than $15 million each, certain “S-3” registration rights for up to three offerings of greater than $5 million each and “piggyback” registration rights with respect to the shares of the Company’s common stock held by the Stewart Stockholders (whether issued pursuant Mergers or acquired thereafter) and their transferees. All reasonable expenses incident to such registrations generally are required to be borne by the Company. The Registration Rights Agreement became effective on December 4, 2015.

NOTE 17 – PROFIT SHARING PLAN

The Company has established a 401(k) profit-sharing plan for the benefit of eligible employees. The Company may make contributions to the plan as determined by the BOD. The Company accrued a matching contribution, net of forfeitures, of $0.3 million, $0.1 million and $0.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

NOTE 18 – QUARTERLY DATA (UNAUDITED)

Unaudited quarterly consolidated financial information from continuing operations for 2019 and 2018 is summarized as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(in thousands, except per share data)
2019
Net revenue	$25,524	$26,415	$25,392	$24,245	$101,576
Income (loss) from continuing operations	9,978	12,508	(19,964)	4,274	6,796
Loss from continuing operations before income taxes	(3,473)	(2,214)	(33,855)	(9,529)	(49,071)
Loss from continuing operations	(3,232)	(1,835)	(27,820)	(7,489)	(40,376)
Net (income) loss from continuing operations attributable to noncontrolling interests	(1,539)	(1,455)	9,449	(419)	6,036
Loss from continuing operations attributable to Sequential Brands Group, Inc. and Subsidiaries	(4,771)	(3,290)	(18,371)	(7,908)	(34,340)
Loss from discontinued operations, net of income taxes	(120,574)	(1,309)	(309)	(2,871)	(125,063)
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(125,345)	$(4,599)	$(18,680)	$(10,779)	$(159,403)
Basic and diluted loss per share:
Continued operations	$(0.07)	$(0.05)	$(0.28)	$(0.12)
Discontinued operations	(1.88)	(0.02)	(0.00)	(0.04)
Attributable to Sequential Brands Group, Inc. and Subsidiaries	(1.95)	(0.07)	(0.29)	(0.16)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(in thousands, except per share data)
2018
Net revenue	$29,463	$33,126	$29,455	$35,246	$127,290
Income (loss) from continuing operations	11,183	17,723	(3,858)	17,003	42,051
(Loss) income from continuing operations before income taxes	(2,478)	3,742	(17,689)	2,519	(13,906)
(Loss) income from continuing operations	(1,555)	3,301	(8,881)	(4,827)	(11,962)
Net income from continuing operations attributable to noncontrolling interests	(1,960)	(1,102)	(1,581)	(863)	(5,506)
(Loss) income from continuing operations attributable to Sequential Brands Group, Inc. and Subsidiaries	(3,515)	2,199	(10,462)	(5,690)	(17,468)
Income from discontinued operations, net of income taxes	1,253	1,388	847	3,496	6,984
Net (loss) income attributable to Sequential Brands Group, Inc. and Subsidiaries	$(2,262)	$3,587	$(9,615)	$(2,194)	$(10,484)
Basic (loss) earnings per share:
Continued operations	$(0.06)	$0.03	$(0.16)	$(0.09)
Discontinued operations	0.02	0.03	0.01	0.05
Attributable to Sequential Brands Group, Inc. and Subsidiaries	(0.04)	0.06	(0.15)	(0.03)
Diluted (loss) earnings per share:
Continued operations	$(0.06)	$0.02	$(0.16)	$(0.09)
Discontinued operations	0.02	0.02	0.01	0.05
Attributable to Sequential Brands Group, Inc. and Subsidiaries	(0.04)	0.06	(0.15)	(0.03)

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017

NOTE 19 – SUBSEQUENT EVENTS

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic, which continues to spread throughout the U.S.  COVID-19 is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis.  Due to the COVID-19 outbreak, there is significant uncertainty surrounding the potential impact on the Company’s results of operations and cash flows.  Continued impacts of the pandemic could materially adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows as our licensees may request temporary relief, delay or not make scheduled payments.  The Company is proactively taking steps to increase available cash on hand including utilizing funds available under its Revolving Credit Facility.

Subsequent to December 31, 2019, and through March 31, 2020, the Company made net borrowings of $7.1 million on its Revolving Credit Facility.  As of March 31, 2020, the Company had  a total of $22.7 million drawn down under its Revolving Credit Facility.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. Certain provisions of the CARES Act impact the 2019 income tax provision computations of the Company and will be reflected in the first quarter of 2020, or the period of enactment. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification would significantly increase the allowable interest expense deduction of the Company and result in significantly less taxable income for the year-ended 2019, resulting in less utilization of net operating losses in that year. The change in the interest expense limitation pursuant to the CARES Act will not have an impact to the first quarter of 2020, other than an increase in the net operating loss deferred tax asset. As a result of the CARES Act, it is anticipated that the Company will fully utilize all interest expense that was deferred beginning in 2018 with no additional disallowed interest expense in 2020.

On March 30, 2020, the Company entered into the Fourth Amendment to its Third Amended and Restated Credit Agreement (the “New FS/KKR Credit Agreement”) with the FS/KKR Agent and the FS/KKR Facility Loan Parties. Pursuant to the New FS/KKR Credit Agreement, no mandatory amortization payments are required until September 30, 2020.  Thereafter, the loans under the New FS/KKR Credit Agreement will be subject to quarterly amortization payments of approximately $2.1 million.  The New FS/KKR Credit Agreement modifies the calculation of Consolidated EBITDA (as defined in the agreement) by permitting additional addbacks. The New FS/KKR Credit Agreement allows for the netting of up to $5 million in cash of the Company and its subsidiaries for purposes of calculating the leverage ratio covenants, except for the quarter ended March 31, 2020 which allows for netting of up to $10 million in cash.  If the Consolidated Total Leverage Ratio is not equal to or less than 5:50:1:00 (on a pro forma basis) on July 31, 2020, Sequential shall amend its organization documents to add one new independent director acceptable to the lenders under the New FS/KKR Credit Agreement to sit on its Board of Directors.

Schedule II – Valuation and Qualifying Accounts

Sequential Brands Group, Inc.

(in thousands)

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at End
Description	Period	Expenses	Deductions	of Period
Reserves and allowance deducted from asset accounts:
Accounts receivable (a):
Year Ended December 31, 2019	$1,819	$4,123	$(105)	$5,837
Year Ended December 31, 2018	$372	$1,547	$(100)	$1,819
Year Ended December 31, 2017	$221	$482	$(331)	$372

Valuation allowance on deferred tax assets (b):
Year Ended December 31, 2019	$17,109	$-	$(1,857)	$15,252
Year Ended December 31, 2018	$17,404	$-	$(295)	$17,109
Year Ended December 31, 2017	$110,829	$-	$(93,425)	$17,404

(a)	These amounts include reserves for doubtful accounts.
(b)	Changes are recognized in the provision for (benefit from) income taxes.