Form 10-Q
period 2020-06-30
Sequential Brands Group, Inc.
filed 2020-08-14
CIK 1648428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐

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

As of August 7, 2020, the registrant had 1,649,994 shares of common stock, par value $0.01 per share, outstanding.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

Forward-Looking Statements

This quarterly report on Form 10-Q (this “Quarterly Report”), including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We use words such as “future,” “seek,” “could,” “can,” “predict,” “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to the following: (i) risks and uncertainties discussed in the reports that the Company has filed with the Securities and Exchange Commission (the “SEC”); (ii) general economic, market or business conditions; (iii) the Company’s ability to identify suitable targets for acquisitions and to obtain financing for such acquisitions on commercially reasonable terms; (iv) the Company’s ability to timely achieve the anticipated results of any potential future acquisitions; (v) the Company’s ability to successfully integrate acquisitions into its ongoing business; (vi) the potential impact of the consummation of any potential future acquisitions on the Company’s relationships, including with employees, licensees, customers and competitors; (vii) the Company’s ability to achieve and/or manage growth and to meet target metrics associated with such growth; (viii) the Company’s ability to successfully attract new brands and to identify suitable licensees for its existing and newly acquired brands; (ix) the Company’s substantial level of indebtedness, including the possibility that such indebtedness and related restrictive covenants may adversely affect the Company’s future cash flows, results of operations and financial condition and decrease its operating flexibility; (x) the Company’s ability to achieve its guidance; (xi) continued market acceptance of the Company’s brands; (xii) changes in the Company’s competitive position or competitive actions by other companies; (xiii) licensees’ ability to fulfill their financial obligations to the Company; (xiv) concentrations of the Company’s licensing revenues with a limited number of licensees and retail partners; (xv) uncertainties related to the timing, proposals or decisions arising from the Company’s strategic review, including the divestiture of one or more existing brands; (xvi) adverse effects on the Company and its licensees due to natural disasters, pandemic disease and other unexpected events; (xvii) uncertainties around the effects of the COVID-19 pandemic, including adverse effects on the Company's business, financial position, cash flows, ability to comply with its debt covenants and related uncertainty around the Company's ability to continue as a going concern; and (xviii) other circumstances beyond the Company's control.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Note 2)
Assets
Current Assets:
Cash	$16,034	$6,264
Restricted cash	727	2,043
Accounts receivable, net	41,200	39,452
Prepaid expenses and other current assets	7,830	4,228
Current assets from discontinued operations	171	6,839
Total current assets	65,962	58,826

Property and equipment, net	1,780	5,349
Intangible assets, net	494,677	599,967
Right-of-use assets - operating leases	52,181	50,320
Other assets	14,956	8,782
Total assets	$629,556	$723,244

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$18,315	$15,721
Current portion of long-term debt	16,250	12,750
Current portion of deferred revenue	6,456	6,977
Current portion of lease liabilities - operating leases	3,209	3,035
Current liabilities from discontinued operations	359	1,959
Total current liabilities	44,589	40,442

Long-term debt, net of current portion	440,316	433,250
Long-term deferred revenue, net of current portion	2,793	4,604
Deferred income taxes	14,456	14,351
Lease liabilities - operating leases, net of current portion	53,067	54,168
Other long-term liabilities	3,276	3,389
Total liabilities	558,497	550,204

Commitments and contingencies

Equity:
Preferred stock Series A, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized; 1,676,937 and 1,671,937 shares issued at June 30, 2020 and December 31, 2019, respectively, and 1,650,442 and 1,644,518 shares outstanding at June 30, 2020 and December 31, 2019, respectively	17	17
Additional paid-in capital	515,442	515,151
Accumulated other comprehensive loss	(4,004)	(4,096)
Accumulated deficit	(483,523)	(394,126)
Treasury stock, at cost; 26,495 and 27,419 shares at June 30, 2020 and December 31, 2019, respectively	(3,237)	(3,230)
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	24,695	113,716
Noncontrolling interests	46,364	59,324
Total equity	71,059	173,040
Total liabilities and equity	$629,556	$723,244

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net revenue	$22,594	$26,415	$42,825	$51,939
Operating expenses	11,143	13,907	28,850	29,453
Impairment charges	-	-	85,590	-
Gain on sale of asset	(901)	-	(901)	-
Income (loss) from operations	12,352	12,508	(70,714)	22,486
Other expense	660	829	3,539	427
Interest expense, net	11,994	13,893	24,437	27,746
Loss from continuing operations before income taxes	(302)	(2,214)	(98,690)	(5,687)
Provision for (benefit from) income taxes	1,563	(379)	480	(620)
Loss from continuing operations	(1,865)	(1,835)	(99,170)	(5,067)
Net (income) loss attributable to noncontrolling interests from continuing operations	(1,062)	(1,455)	10,944	(2,994)
Loss from continuing operations attributable to Sequential Brands Group, Inc. and Subsidiaries	(2,927)	(3,290)	(88,226)	(8,061)
Income (loss) from discontinued operations, net of income taxes	143	(1,309)	(1,171)	(121,883)
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(2,784)	$(4,599)	$(89,397)	$(129,944)

Loss per share from continuing operations:
Basic	$(1.78)	$(2.03)	$(53.80)	$(5.00)
Diluted	$(1.78)	$(2.03)	$(53.80)	$(5.00)

Earnings (loss) per share from discontinued operations:
Basic	$0.09	$(0.81)	$(0.71)	$(75.64)
Diluted	$0.09	$(0.81)	$(0.71)	$(75.64)

Loss per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic	$(1.69)	$(2.84)	$(54.51)	$(80.64)
Diluted	$(1.69)	$(2.84)	$(54.51)	$(80.64)

Weighted-average common shares outstanding:
Basic	1,644,446	1,617,130	1,640,027	1,611,368
Diluted	1,646,440	1,617,130	1,640,027	1,611,368

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

										Total
										Sequential
										Brands
										Group, Inc.
						Accumulated				and
					Additional	Other				Subsidiaries
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	Interests	Equity

Balance at January 1, 2019	-	$-	1,649,754	$16	$514,405	$(1,554)	$(234,723)	(41,565)	$(4,226)	$273,918	$70,726	$344,644
Stock-based compensation	-	-	11,443	-	726	-	-	-	-	726	-	726
Unrealized loss on interest rate swaps, net of tax	-	-	-	-	-	(1,480)	-	-	-	(1,480)	-	(1,480)
Repurchase of common stock	-	-	-	-	-	-	-	(3,371)	(170)	(170)	-	(170)
Noncontrolling interest distributions	-	-	-	-	-	-	-	-	-	-	(1,093)	(1,093)
Net income attributable to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	1,539	1,539
Net loss attributable to common stockholders	-	-	-	-	-	-	(125,345)	-	-	(125,345)	-	(125,345)
Balance at March 31, 2019	-	$-	1,661,197	$16	$515,131	$(3,034)	$(360,068)	(44,936)	$(4,396)	$147,649	$71,172	$218,821
Stock-based compensation	-	-	9,586	-	567	-	-	-	-	567	-	567
Shares issued from treasury stock	-	-	-	-	(1,124)	-	-	11,614	1,124	-	-	-
Unrealized loss on interest rate swaps, net of tax	-	-	-	-	-	(1,684)	-	-	-	(1,684)	-	(1,684)
Repurchase of common stock	-	-	-	-	-	-	-	(2,341)	(78)	(78)	-	(78)
Noncontrolling interest distributions	-	-	-	-	-	-	-	-	-	-	(2,046)	(2,046)
Net income attributable to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	1,455	1,455
Net loss attributable to common stockholders	-	-	-	-	-	-	(4,599)	-	-	(4,599)	-	(4,599)
Balance at June 30, 2019	-	$-	1,670,783	$16	$514,574	$(4,718)	$(364,667)	(35,663)	$(3,350)	$141,855	$70,581	$212,436

Balance at January 1, 2020	-	$-	1,671,937	$17	$515,151	$(4,096)	$(394,126)	(27,419)	$(3,230)	$113,716	$59,324	$173,040
Stock-based compensation	-	-	5,000	-	231	-	-	-	-	231	-	231
Unrealized loss on interest rate swaps	-	-	-	-	-	(721)	-	-	-	(721)	-	(721)
Repurchase of common stock	-	-	-	-	-	-	-	(2,448)	(36)	(36)	-	(36)
Shares issued from treasury stock	-	-	-	-	(6)	-	-	577	6	-	-	-
Noncontrolling interest distributions	-	-	-	-	-	-	-	-	-	-	(2,016)	(2,016)
Net loss attributable to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	(12,006)	(12,006)
Net loss attributable to common stockholders	-	-	-	-	-	-	(86,613)	-	-	(86,613)	-	(86,613)
Balance at March 31, 2020	-	$-	1,676,937	$17	$515,376	$(4,817)	$(480,739)	(29,290)	$(3,260)	$26,577	$45,302	$71,879
Stock-based compensation	-	-	-	-	94	-	-	-	-	94	-	94
Unrealized gain on interest rate swaps	-	-	-	-	-	813	-	-	-	813	-	813
Repurchase of common stock	-	-	-	-	-	-	-	(604)	(5)	(5)	-	(5)
Shares issued from treasury stock	-	-	-	-	(28)	-	-	3,399	28	-	-	-
Net income attributable to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	1,062	1,062
Net loss attributable to common stockholders	-	-	-	-	-	-	(2,784)	-	-	(2,784)	-	(2,784)
Balance at June 30, 2020	-	$-	1,676,937	$17	$515,442	$(4,004)	$(483,523)	(26,495)	$(3,237)	$24,695	$46,364	$71,059

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Loss from continuing operations	$(99,170)	$(5,067)
Loss from discontinued operations, net of tax	(1,171)	(121,883)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Provision for bad debts	2,178	121
Depreciation and amortization	12,072	1,763
Stock-based compensation	325	1,293
Amortization of deferred financing costs	3,241	3,256
Impairment charges	85,590	-
(Gain) loss on equity securities	(294)	329
Loss from equity method investment	81	-
Loss on interest rate swaps	3,484	872
Amortization of operating leases	3,371	3,096
Gain on sale of asset	(901)	-
Deferred income taxes	105	(44,230)
Changes in operating assets and liabilities:
Accounts receivable	(3,926)	3,574
Prepaid expenses and other assets	(1,558)	(1,236)
Accounts payable and accrued expenses	(1,815)	(2,090)
Deferred revenue	(2,332)	(1,437)
Other liabilities	(2,870)	(2,961)
Cash used in operating activities from continuing operations	(2,419)	(42,717)
Cash provided by operating activities from discontinued operations	3,897	41,893
Cash provided by (used in) operating activities	1,478	(824)

Cash flows from investing activities
Investments in intangible assets, including registration and renewal costs	(56)	(70)
Purchases of property and equipment	(5)	(47)
Proceeds from sale of trademarks	1,000	-
Proceeds from sale of discontinued operations	-	165,928
Cash provided by investing activities from continuing operations	939	165,811
Cash used in investing activities from discontinued operations	-	(44)
Cash provided by investing activities	939	165,767

Cash flows from financing activities
Proceeds from long-term debt	15,382	-
Payments of long-term debt	(5,000)	(168,161)
Proceeds from Paycheck Protection Program	769	-
Deferred financing costs	(3,057)	-
Repurchases of common stock	(41)	(248)
Noncontrolling interest distributions	(2,016)	(3,139)
Cash provided by (used in) financing activities from continuing operations	6,037	(171,548)
Cash used in financing activities from discontinued operations	-	(574)
Cash provided by (used in) financing activities	6,037	(172,122)

Net increase (decrease) in cash and restricted cash	8,454	(7,179)
Balance — Beginning of period	8,307	16,138
Balance — End of period	$16,761	$8,959

Reconciliation to amounts on condensed consolidated balance sheets
Cash	$16,034	$6,919
Restricted cash	727	2,040
Total cash and restricted cash	$16,761	$8,959

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$22,494	$29,278
Taxes	$135	$38

Non-cash investing and financing activities
Accrued purchases of property and equipment at period end	$57	$-
Unrealized gain (loss) on interest rate swaps, net during the period	$92	$(3,164)
Receivable for sale of trademark rights	$11,315	$-

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

1.           Organization and Nature of Operations

Overview

Sequential Brands Group, Inc. (the “Company”) owns a portfolio of consumer brands in the active and lifestyle categories. The Company aims to maximize the strategic value of its brands by promoting, marketing and licensing its global brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories. The Company’s core strategy is to enhance and monetize the global reach of its existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify its portfolio of brands. The Company licenses brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of June 30, 2020, the Company had over ninety licensees, with wholesale licensees comprising a significant majority.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 31, 2020, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2019, 2018 and 2017. The financial information as of December 31, 2019 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

Reverse Stock Split and Reclassification of Prior Periods

On July 27, 2020, the Company’s previously announced 1 share-for-40 shares (1:40) reverse stock split (the “Reverse Stock Split”) of the Company’s outstanding common stock, par value $0.01 per share became effective.  All share and per share amounts in this Form 10-Q have been adjusted to reflect the Reverse Stock Split.  The stated capital attributable to common stock on the Company’s condensed consolidated balance sheets was reduced proportionately to the Reverse Stock Split ratio, and the additional paid-in capital account was credited with the amount by which the stated capital is reduced.  Prior periods in this Form 10-Q have been reclassified to reflect this change.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2020

(UNAUDITED)

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic, which continues to spread throughout the U.S. COVID-19 is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis. As COVID-19 spread, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine continued to increase, which has affected retailers, as well as our licensees who sell to these retailers. These actions caused many retailers carrying the Company’s branded products to close in the first and second quarter of 2020, which has affected retailers, as well as our licensees who sell to these retailers. As states continue to relax and then tighten restrictions, the Company is unsure when retail stores will be ordered to close, at what capacity, or how long such periods of store closures will be needed or mandated. The impacts of COVID-19 have adversely affected the Company’s near-term and long-term revenues, earnings, liquidity and cash flows as certain licensees have requested temporary relief or deferred making their scheduled payments. However, the Company is not currently able to predict the full impact of COVID-19 on its results of operations and cash flows. The Company has proactively taken steps to increase available cash on hand including utilizing revolver borrowings under the Third Amendment to the Third Amended and Restated First Lien Credit Agreement with Bank of America, N.A. as administrative and collateral agent (the “Amended BoA Credit Agreement”). During the six months ended June 30, 2020, the Company made net revolver borrowings of $14.1 million, excluding lender fees, under the Amended BoA Credit Agreement.

As of June 30, 2020, the Company was party to the Amended BoA Credit Agreement and the Fourth Amendment to the Third Amended and Restated Credit Agreement with Wilmington Trust, National Association as administrative agent and collateral agent (the “Amended Wilmington Credit Agreement”), referred to as its loan agreements (“Loan Agreements”). The Loan Agreements contain financial covenants and the Company is in compliance with its financial covenants included in its Loan Agreements as of June 30, 2020. However, as a result of the impacts of the COVID-19 pandemic, the Company is not currently forecasted to be able to comply, in the next twelve months, with certain of the financial covenants under the Amended Wilmington Credit Agreement. If the Company fails to comply with such financial covenants, an event of default under the Loan Agreements would be triggered and its obligations under the Loan Agreements may be accelerated.

The Company expects that it will need to modify the loan covenants, obtain a waiver of the covenants or a waiver of a default, or otherwise restructure the terms of its Loan Agreements.  If the Company fails to comply with its financial covenants, as modified, a default under the Loan Agreements would be triggered and the Company’s obligations under the Loan Agreements may be accelerated. The Company’s management is continuing to evaluate strategic alternatives and plans to work with the lenders to amend such financial covenants in the Loan Agreement; however, there can be no assurance that such efforts will be successful. The risk of non-compliance creates a material uncertainty that casts substantial doubt with respect to the ability of the Company to continue as a going concern.  The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These unaudited condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities that would be necessary if the Company was unable to realize its assets and settle its liabilities as a going concern in the normal course of operations.

Paycheck Protection Program

On May 18, 2020, the Company received loan proceeds of $769,295 from a promissory note issued by Bank of America, N.A., under the Paycheck Protection Program (“PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and is administered by the U.S. Small Business Administration.  The term on the loan is two years and the annual interest rate is 1.00%.  Payments of principal and interest are deferred for the first six months of the loan.  The Company received consent from its lenders under the Amended Wilmington Credit Agreement to apply for the PPP loan.  Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2020

(UNAUDITED)

for all or a portion of the loans granted under PPP.  Such forgiveness will be determined based on the use of the loan proceeds for payroll costs, rent and utility expenses and the maintenance of workforce and compensation levels with certain limitations.  There is uncertainty around the standards and operation of the PPP, and no assurance is provided that the Company will obtain forgiveness in whole or in part.

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

Discontinued Operations

The Company accounted for the sale of Martha Stewart Living Omnimedia, Inc. (“MSLO”) in accordance with Accounting Standards Codification (“ASC”) 360, Accounting for Impairment or Disposal of Long-Lived Assets (“ASC 360”) and Accounting Standards Update (“ASU”) No. 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  The Company followed the held-for-sale criteria as defined in ASC 360.  ASC 360 requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the unaudited condensed consolidated statements of operations. Assets and liabilities are also reclassified into separate line items on the related condensed consolidated balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items.  ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2020

(UNAUDITED)

Due to the sale of MSLO during the second quarter of 2019 (see Note 3), in accordance with ASC 205, Discontinued Operations, we have classified the results of MSLO as discontinued operations in our unaudited condensed consolidated statements of operations and cash flows for all periods presented.  Additionally, the related assets and liabilities directly associated with MSLO are classified as held for disposition from discontinued operations in our condensed consolidated balance sheets for all periods presented.  All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted.

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

JUNE 30, 2020

(UNAUDITED)

Commission revenues and vendor placement commission revenues are recorded in the period the commission is earned.

Restricted Cash

Restricted cash consists of cash deposited with a financial institution required as collateral for the Company’s cash-collateralized letter of credit facilities.

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees and other customers and its evaluation of their creditworthiness, payment history and account aging. The Company adopted ASU 2016-13, Financial Statements – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) effective January 1, 2020.  ASU 2016-13 requires companies to adopt a methodology that measures expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.  The primary impact to the Company is the timing of recording expected credit losses on its trade receivables.  Accounts receivable balances deemed to be uncollectible are written off after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $5.9 million and $5.8 million as of June 30, 2020 and December 31, 2019, respectively.

The Company’s accounts receivable, net amounted to $41.2 million and $39.5 million as of June 30, 2020 and December 31, 2019, respectively. Two licensees accounted for approximately 53% (30% and 23%) of the Company’s total consolidated accounts receivable balance as of June 30, 2020 and two licensees accounted for approximately 51% (33%, and 18%) of the Company’s total consolidated accounts receivable balance as of December 31, 2019. The Company does not believe the accounts receivable balance from these licensees represents a significant collection risk based on past collection experience, however, the current environment as discussed previously may have a material impact on future collections.

Investments

The Company accounts for equity securities under ASC 321, Investments – Equity Securities (“ASC 321”). Such securities are reported at fair value in the condensed consolidated balance sheets and, at the time of purchase, are reported in the condensed consolidated statements of cash flows as an investing activity. Gains and losses on equity securities are recognized through continuing operations.  The Company recognized a gain on its equity securities of $0.2 million and less than $0.1 million recorded in other expense (income) from continuing operations in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2020 and 2019, respectively.  The Company recognized a gain on its equity securities of $0.3 million recorded in other expense (income) from continuing operations on the unaudited condensed consolidated statements of operations for each of the six-month periods ended June 30, 2020 and 2019.

Equity Method Investment

For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation, the Company uses the equity method of accounting. On July 1, 2016, the Company acquired a 49.9% noncontrolling interest in Gaiam Pty. Ltd. in connection with its acquisition of Gaiam Brand Holdco, LLC, which is included in other assets in the condensed consolidated balance sheets. The Company’s share of earnings from its equity method investee, which was not material for the three and six months ended June 30, 2020 and 2019, is

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2020

(UNAUDITED)

included in other expense (income) from continuing operations in the unaudited condensed consolidated statements of operations.

The Company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investment may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other-than-temporary.

Intangible Assets

On an annual basis (October 1st) and as needed, the Company tests indefinite-lived trademarks for impairment through the use of discounted cash flow models. Assumptions used in the Company’s discounted cash flow models include: (i) discount rates; (ii) projected average revenue growth rates; and (iii) projected long-term growth rates. The Company’s estimates also factor in economic conditions and expectations of management, which may change in the future based on period-specific facts and circumstances.  Other intangibles with determinable lives, including certain trademarks, customer agreements and patents, are evaluated for the possibility of impairment when certain indicators are present, and are otherwise amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 2 to 15 years).

The Company determined that the Ellen Tracy trademark should no longer be classified as an indefinite-lived intangible asset and was reclassified in the second quarter of 2020 as a finite-lived intangible asset and amortized on a straight-line basis over the remaining estimated useful life of the trademark of fifteen years.  The Company recorded amortization expense of $0.6 million related to this trademark during the three and six months ended June 30, 2020.

During the three months ended March 31, 2020, the Company recorded non-cash impairment charges of $85.6 million consisting of $33.2 million related to the Jessica Simpson trademark, $29.8 million related to the Gaiam trademark, $12.0 million related to the Joe’s trademark and $10.6 million related to the Ellen Tracy trademark. The impairments arose due to reduced sales forecasts and higher discount rates for these brands driven by the financial impacts of COVID-19 and the current economic environment. Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows. No triggering events were identified during the three months ended June 30, 2020 that would require a reassessment of the Company’s indefinite-lived intangible assets. Additionally, the Company determined that the Avia trademark should no longer be classified as an indefinite-lived intangible asset and was reclassified in the first quarter of 2020 as a finite-lived intangible asset and amortized on a straight-line basis over the remaining estimated useful life of the trademark of six years.  The Company amortized $3.4 million and $6.9 million related to this trademark during the three and six months ended June 30, 2020, respectively.

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

JUNE 30, 2020

(UNAUDITED)

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

Fair value for stock options and warrants is calculated using the Black-Scholes valuation model and is expensed on a straight-line basis over the requisite service period of the grant. Compensation cost is reduced for forfeitures as they occur in accordance with ASU 2016-09, Simplifying the Accounting for Share-Based Payments (“ASU 2016-09”).

The Company adopted ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) as of January 1, 2019 on a modified retrospective basis.  In accordance with ASU 2018-07, the Company recognizes compensation cost for grants to non-employees on a straight-line basis over the period of the grant.

Leases

The Company has operating leases for certain properties for its offices and showrooms and for copiers. The Company adopted ASU No. 2016-02, Leases (“ASU 2016-02” or “ASC 842”) as of January 1, 2019 using the modified retrospective method as of the period of adoption.  In accordance with ASU 2016-02, for leases over twelve months the Company records a right-of-use asset and a lease liability representing the present value of future lease payments.  Rent expense is recognized on a straight-line basis over the term of the lease.  Sublease income (in which we are the sublessor) is recognized on a straight-line basis over the term of the sublease, as a reduction to lease expense. The Company evaluates its right-of-use (“ROU”) assets for impairment in accordance with ASC 360. See Note 6 for further information.

Income Taxes

Current income taxes are based on the respective periods’ taxable income for federal, foreign and state income tax reporting purposes. Deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using statutory tax rates in effect for the year in which the differences are expected to reverse. In accordance with ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, all deferred income taxes are reported and classified as non-current. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company increased its valuation allowance due to the expected full year net loss and the inability to rely on future forecasted operations due to the volatility in the economic environment caused by COVID-19.

On March 27, 2020, the CARES Act was signed into law.  The CARES Act contains several new or changed income tax provisions, including but not limited to the following: increased limitation threshold for determining deductible interest expense for corporate taxpayers from 30% of adjustable taxable income to 50% of adjustable taxable income for tax years beginning in 2019 and 2020, class life changes to qualified improvement property (in general, from 39 years to

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2020

(UNAUDITED)

15 years), acceleration of the ability for corporate taxpayers to recover alternative minimum tax (“AMT”) credits, suspension of 80% of taxable income limitation on the use of net operating losses (“NOLs”) for tax years beginning before January 1, 2021 and the ability to carry back NOLs incurred from tax years 2018 through 2020 up to the five preceding tax years.  As a result of the CARES Act, it is anticipated that the Company will fully utilize all interest expense that was deferred beginning in 2018 with no additional disallowed interest expense in 2020.  The Company had accrued for an AMT credit of approximately $0.1 million which was recorded as a receivable as of June 30, 2020 and December 31, 2019; payment of this AMT credit is expected to be accelerated under the CARES Act.

The Company applies the Financial Accounting Standards Board (“FASB”) guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the six months ended June 30, 2020 and year ended December 31, 2019, the Company did not have any reserves or interest and penalties to record through current income tax expense in accordance with ASC 740, Income Taxes (“ASC 740”). Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2016 through December 31, 2019.

Loss Per Share

Basic loss per share (“EPS”) attributable to Sequential Brands Group, Inc. and Subsidiaries is computed by dividing net loss attributable to Sequential Brands Group, Inc. and Subsidiaries by the weighted-average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the reporting period, including stock options, PSUs and warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive. Basic weighted-average common shares outstanding is equivalent to diluted weighted-average common shares outstanding for the three and six months ended June 30, 2020.

The computation of diluted EPS for the three and six months ended June 30, 2020 and 2019 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Unvested restricted stock	1,994	13,283	4,552	17,811

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash, restricted cash and accounts receivable. Cash is held to meet working capital needs and future acquisitions. Restricted cash is pledged as collateral for a comparable amount of irrevocable standby letters of credit for certain of the Company’s leased properties. Substantially all of the Company’s cash and restricted cash are deposited with high quality financial institutions. At times, however, such cash and restricted cash may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts as of June 30, 2020.

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

JUNE 30, 2020

(UNAUDITED)

2020.  ASU 2016-13 requires companies to adopt a methodology that measures expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable.

Customer Concentrations

The Company recorded net revenues from continuing operations of $22.6 million and $26.4 million during the three months ended June 30, 2020 and 2019, respectively. During the three months ended June 30, 2020, three licensees represented at least 10% of net revenue from continuing operations, accounting for 22%, 18% and 16% of the Company’s net revenue from continuing operations. During the three months ended June 30, 2019, three licensees represented at least 10% of net revenue from continuing operations, accounting for 23%, 17% and 15% of the Company’s net revenue from continuing operations.

The Company recorded net revenues from continuing operations of $42.8 million and $51.9 million during the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, three licensees represented at least 10% of net revenue from continuing operations, accounting for 19%, 18% and 16% of the Company’s net revenue from continuing operations. During the six months ended June 30, 2019, three licensees represented at least 10% of net revenue from continuing operations, accounting for 20%, 16% and 14% of the Company’s net revenue from continuing operations.

Loss Contingencies

The Company recognizes contingent losses that are both probable and estimable. In this context, probable means circumstances under which events are likely to occur. The Company records legal costs pertaining to contingencies as incurred.

Noncontrolling Interest

Noncontrolling interest recorded for the three months ended June 30, 2020 in continuing operations represents income allocations to Elan Polo International, Inc., a member of DVS Footwear International, LLC and With You, Inc., a member of With You LLC (the partnership between the Company and Jessica Simpson).  Noncontrolling interest recorded for the six months ended June 30, 2020 in continuing operations represents an income allocation to Elan Polo International, Inc. and a loss allocation to With You, Inc.

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

JUNE 30, 2020

(UNAUDITED)

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

ASU 2019-12 is effective for annual and interim periods beginning after December 15, 2020, and early adoption is permitted. The Company does not expect the adoption of ASU 2019-12 to have a material impact on the Company’s unaudited condensed consolidated financial statements.

3.         Discontinued Operations

On June 10, 2019, the Company completed the sale of MSLO, a Delaware corporation and a wholly-owned subsidiary of the Company, for $166 million in cash consideration, plus additional amounts in respect of pre-closing accounts receivable that are received after the closing, subject to certain adjustments, pursuant to the Purchase Agreement with the Buyer entered into on April 16, 2019.  In addition, the Purchase Agreement provides for an earnout of up to $40,000,000 if certain performance targets are achieved during the three calendar years ending December 31, 2020, December 31, 2021 and December 31, 2022.  MSLO and its subsidiaries were engaged in the business of promoting, marketing and licensing the Martha Stewart and the Emeril Lagasse brands through various distribution channels.  The Company recorded a pre-tax loss of $2.0 million on the sale of MSLO during the three months ended June 30, 2019, which is recorded in discontinued operations in the unaudited condensed consolidated statements of operations. The Company recorded a pre-tax loss of $1.6 million and $2.0 million on the sale of MSLO during the six months ended June 30, 2020 and 2019, respectively, which is recorded in discontinued operations in the unaudited condensed consolidated statements of operations.

During the six months ended June 30, 2019, the Company recorded non-cash impairment charges of $161.2 million for indefinite-lived intangible assets related to the Martha Stewart and Emeril Lagasse trademarks.  The impairments arose during the sale process for the Martha Stewart and Emeril Lagasse brands due to the difference in the fair value as indicated by the sales price as compared to the carrying values of the intangible assets included in the transaction.  The sale of the Martha Stewart and Emeril Lagasse brands was approved by the Board of Directors on April 15, 2019, to allow the Company to achieve one of its top priorities in significantly reducing its debt.  These charges are

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2020

(UNAUDITED)

included in discontinued operations in the unaudited condensed consolidated statements of operations. The Company recorded net income from discontinued operations of $0.1 million and a net loss of $1.3 million for the three months ended June 30, 2020 and 2019, respectively. The Company recorded a net loss from discontinued operations of $1.2 million and $121.9 million for the six months ended June 30, 2020 and 2019, respectively.

The financial results of MSLO for the three and six months ended June 30, 2020 and 2019 are presented as income (loss) from discontinued operations, net of taxes in the unaudited condensed consolidated statements of operations.  The following table presents the discontinued operations in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Net revenue	$-	$7,383	$-	$18,771
Operating expenses	-	9,164	-	16,389
Impairment charges	-	-	-	161,224
Loss on sale of MSLO	-	2,008	1,592	2,008
Loss from discontinued operations	-	(3,789)	(1,592)	(160,850)
Other (income) expense	(186)	-	(62)	100
Interest expense	-	1,769	-	3,570
Income (loss) from discontinued operations before income taxes	186	(5,558)	(1,530)	(164,520)
Provision for (benefit from) income taxes	43	(4,249)	(359)	(42,637)
Income (loss) from discontinued operations, net of income taxes	$143	$(1,309)	$(1,171)	$(121,883)

The Company used cash proceeds from the MSLO sale to make mandatory prepayments of $109.6 million on the Revolving Credit Facility and voluntary prepayments of $44.4 million on its Tranche A-1 Term Loans (see Note 8).  In accordance with ASC 205-20-45-6, Presentation of Financial Statements – Discontinued Operations, the Company has allocated interest expense of $1.8 million and $3.6 million for the three and six-month periods ended June 30, 2019 related to the portion of debt that was required to be paid as part of the transaction and accretion on certain MSLO legacy and guaranteed payments.  No interest expense was allocated for the three and six months ended June 30, 2020.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2020

(UNAUDITED)

The following table presents the assets and liabilities from discontinued operations as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

	(in thousands)
Carrying amount of assets included as part of discontinued operations:
Current Assets:
Prepaid expenses and other current assets	$171	$6,839
Total current assets from discontinued operations	$171	$6,839

Carrying amount of liabilities included as part of discontinued operations:
Current Liabilities:
Accounts payable and accrued expenses	$359	$1,959
Total current liabilities from discontinued operations	$359	$1,959

The prepaid expenses and other current assets at June 30, 2020 consists of a $0.2 million receivable due to the Company from the Buyer in accordance with the terms of the Purchase Agreement.

The following table presents the cash flow from discontinued operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Cash provided by discontinued operating activities	$3,897	$41,893
Cash used in discontinued investing activities	$-	$(44)
Cash used in discontinued financing activities	$-	$(574)

Cash provided by discontinued operating activities was $3.9 million for the six months ended June 30, 2020 compared to $41.9 million for the six months ended June 30, 2019. The cash provided by discontinued operating activities for the six months ended June 30, 2020 is primarily due to receipt of a portion of the receivable due the Company from the Buyer in accordance with the terms of the Purchase Agreement.  The cash provided by discontinued operating activities for the six months ended June 30, 2019 is primarily driven by the benefit from income taxes. The cash used in discontinued investing activities for the six months ended June 30, 2019 is related to purchases of property and equipment and investments in intangible assets.  The cash used in discontinued financing activities for the six months ended June 30, 2019 is related to MSLO guaranteed payments.

4.           Fair Value Measurement of Financial Instruments

ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), defines fair value, establishes a framework for measuring fair value under GAAP and provides for expanded disclosure about fair value measurements. ASC 820-10 applies to all other accounting pronouncements that require or permit fair value measurements.

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

JUNE 30, 2020

(UNAUDITED)

while estimating for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads and estimates of future cash flows.

Assets and liabilities typically recorded at fair value on a non-recurring basis to which ASC 820-10 applies include:

●	non-financial assets and liabilities initially measured at fair value in an acquisition or business combination, and
●	long-lived assets measured at fair value due to an impairment assessment under ASC 360-10-15, Impairment or Disposal of Long-Lived Assets.

This topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820-10 requires that assets and liabilities recorded at fair value be classified and disclosed in one of the following three categories:

●	Level 1 - inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
●	Level 2 - inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals.
●	Level 3 - inputs are unobservable and are typically based on the Company’s own assumptions, including situations where there is little, if any, market activity. Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 classification.

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

During the three months ended March 31, 2020, the Company recorded non-cash impairment charges of $85.6 million consisting of $33.2 million related to the Jessica Simpson trademark, $29.8 million related to the Gaiam trademark, $12.0 million related to the Joe’s trademark and $10.6 million related to the Ellen Tracy trademark. The impairments arose due to reduced sales forecasts and higher discount rates for these brands driven by the financial impacts of COVID-19 and the current economic environment. Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows, a Level 3 measurement within the fair value hierarchy.  No triggering events were identified during the three months ended June 30, 2020 that would require a reassessment of the Company’s indefinite-lived intangible assets.

As of June 30, 2020 and December 31, 2019, there were no assets or liabilities that are required to be measured at fair value on a recurring basis, except for interest rate swaps and equity securities. The following table sets forth the

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2020

(UNAUDITED)

carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at June 30, 2020 and December 31, 2019:

		Carrying Value		Fair Value
Financial Instrument	Level	6/30/2020	12/31/2019	6/30/2020	12/31/2019

	(in thousands)
Equity securities	1	$341	$47	$341	$47
Interest rate swaps - liability	2	$9,246	$6,514	$9,246	$6,514
Term loans	2	$448,831	$453,831	$447,566	$451,483
Revolving loan	2	$29,740	$14,358	$29,757	$14,323

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

During the six months ended June 30, 2019, the Company determined that a portion of one of the hedges was no longer effective due to the repayment of certain debt with the proceeds from the sale of MSLO (see Note 8).  As a result, in accordance with ASC 815-30-40-6A, the Company de-designated it as a cash flow hedge and reclassified a loss of $0.4 million from other comprehensive loss to other expense in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2019.  Changes in the fair value of the de-designated interest rate swap after the de-designation date are being recognized through continuing operations.  The Company recorded a loss of $0.6 million and $3.5 million in other expense from continuing operations in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2020, respectively. The Company recorded a loss of $0.5 million in other expense from continuing operations in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2019.

The components of the 2018 Swap Agreements as of June 30, 2020 are as follows:

	Notional Value	Derivative Asset	Derivative Liability

	(in thousands)
LIBOR based loans	$300,000	$—	$9,246

For purposes of this fair value disclosure, the Company based its fair value estimate for the Term Loans and Revolving Loan (each, as defined in Note 8 – both under and prior to the amendment) on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the loan agreements based on interest rates as of June 30, 2020 and December 31, 2019 for debt with similar risk characteristics and maturities.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2020

(UNAUDITED)

5.           Revenues

The Company has entered into various license agreements that provide revenues in exchange for use of the Company’s IP. Licensing agreements are the Company’s primary source of revenue. The Company also derives revenue from other sources such as sales commissions and vendor placement commissions.

Disaggregated Revenue

The following table presents revenue from continuing operations disaggregated by source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Licensing agreements	$22,506	$26,407	$42,638	$51,775
Other	88	8	187	164
Total	$22,594	$26,415	$42,825	$51,939

Contract Balances

Contract assets represent unbilled receivables and are presented within accounts receivable, net on the condensed consolidated balance sheets. Contract liabilities represent unearned revenues and are presented within the current portion of deferred revenue on the condensed consolidated balance sheets.

The below table summarizes the Company’s contract assets and contract liabilities:

	June 30,	December 31,
	2020	2019

	(in thousands)
Contract assets	$1,506	$1,803
Contract liabilities	1,792	3,040

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

JUNE 30, 2020

(UNAUDITED)

over time. The Company applies its judgment based on historical trends when estimating future revenues and the period over which to recognize revenue when evaluating its licensing contracts.

Deferred revenue is recognized as the Company fulfills its performance obligations over periods of approximately one to five years.

The below table summarizes amounts related to future performance obligations from continuing operations under fixed contractual arrangements as of June 30, 2020 and the periods in which they are expected to be earned and recognized as revenue:

	Remainder of 2020	2021	2022	2023	2024	Thereafter

	(in thousands)
Future Performance Obligations	$24,117	$34,131	$14,265	$11,074	$1,835	$480

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

The Company evaluates its ROU assets for impairment in accordance with ASC 360.  No impairment of ROU assets existed as of June 30, 2020.  The operating lease assets and liabilities recorded on the condensed consolidated balance sheet as of June 30, 2020 are summarized as follows:

		June 30,
	Classification on Balance Sheet	2020
Assets		(in thousands)
Non-current	Right-of-use assets - operating leases	$52,181

Liabilities
Current	Current portion of lease liabilities - operating leases	$3,209
Non-current	Lease liabilities - operating leases, net of current portion	53,067
Total operating lease liabilities		$56,276

Weighted average remaining lease term (in years)		12.8

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2020

(UNAUDITED)

Rent expense is recognized on a straight-line basis over the term of the lease.  Rent expense for operating leases was $1.7 million and $1.5 million for the three months ended June 30, 2020 and 2019, respectively.  Rent expense for operating leases was $3.3 million and $3.1 million for the six months ended June 30, 2020 and 2019, respectively.  Sublease income (in which we are the sublessor) is recognized on a straight-line basis over the term of the sublease, as a reduction to lease expense. Sublease income was $0.8 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively.  Sublease income was $1.1 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.  All of the aforementioned amounts are included in continuing operations.

As of June 30, 2020, the maturities of the Company’s lease liabilities were as follows:

Operating Leases
(in thousands)
Remainder of 2020	$3,447
2021	6,942
2022	6,952
2023	6,844
2024	6,856
Thereafter	53,809
Total minimum lease payments	84,850
Less: imputed interest	28,574
Lease liabilities	$56,276

7.           Intangible Assets

Intangible assets are summarized as follows:

		Gross
	Useful Lives	Carrying	Accumulated	Net Carrying
June 30, 2020	(Years)	Amount	Amortization	Amount

		(in thousands)
Finite-lived intangible assets:
Trademarks	5 - 15	$131,194	$(12,949)	$118,245
Customer agreements	4	2,200	(2,200)	-
Patents	10	95	(68)	27
		$133,489	$(15,217)	118,272
Indefinite-lived intangible assets:
Trademarks				376,405
Intangible assets, net				$494,677

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2020

(UNAUDITED)

		Gross
	Useful Lives	Carrying	Accumulated	Net Carrying
December 31, 2019	(Years)	Amount	Amortization	Amount

		(in thousands)
Finite-lived intangible assets:
Trademarks	5 - 15	$12,491	$(4,515)	$7,976
Customer agreements	4	2,200	(2,198)	2
Patents	10	95	(64)	31
		$14,786	$(6,777)	8,009
Indefinite-lived intangible assets:
Trademarks				591,958
Intangible assets, net				$599,967

Estimated future annual amortization expense for intangible assets in service as of June 30, 2020 is summarized as follows:

Years Ended December 31,	(in thousands)
Remainder of 2020	$9,032
2021	18,063
2022	18,041
2023	17,617
2024	16,553
Thereafter	38,966
$118,272

Amortization expense from continuing operations was approximately $4.5 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively.  Amortization expense from continuing operations was approximately $8.4 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively.

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

Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. As of June 30, 2020, the trademarks of Jessica Simpson, AND1, Joe’s, GAIAM and Caribbean Joe have been determined to have indefinite useful lives, and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company’s unaudited condensed consolidated statements of operations. Instead, each of these intangible assets are tested for impairment annually and as needed on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is performed as of October 1, the beginning of the Company’s fourth fiscal quarter.

During the second quarter of 2020, the Company determined that the Ellen Tracy trademark should no longer be classified as an indefinite-lived intangible asset and was reclassified in the second quarter of 2020 as a finite-lived intangible asset and amortized on a straight-line basis over the remaining estimated useful life of the trademark of fifteen years.  The Company amortized $0.6 million related to this trademark during the three months ended June 30, 2020.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2020

(UNAUDITED)

During the first quarter of 2020, the Company determined that the Avia trademark should no longer be classified as an indefinite-lived intangible asset and was reclassified in the first quarter of 2020 as a finite-lived intangible asset and amortized on a straight-line basis over the remaining estimated useful life of the trademark of six years. The Company amortized $3.4 million and $6.9 million related to this trademark during the three and six months ended June 30, 2020.

During the three and six months ended June 30, 2020, the Company recorded a gain on sale of asset of $0.9 million related to the sale of the Nevados trademark on June 19, 2020.

On October 24, 2019, a licensee for Avia exercised a purchase option in their existing license agreement to acquire ownership of the Avia trademark registered in China for $12.3 million, effective as of January 15, 2020.  The $12.3 million is payable in installments over a period of three years as follows: $3.3 million on June 30, 2020, $5.0 million on June 30, 2021 and $4.0 million on June 30, 2022.  In the event the licensee fails to pay the purchase price in full, the trademark reverts to the Company. The present value of the proceeds from the sale of $11.3 million are applied against the cost basis of the intangible asset on the Company’s condensed consolidated balance sheet as of June 30, 2020.  On July 22, 2020, the Company amended the agreement modifying the purchase price and accelerating all payment due.  See Note 12.

When conducting its impairment assessment of indefinite-lived intangible assets, the Company initially performs a qualitative evaluation of whether it is more likely than not that the asset is impaired. If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, the Company then tests the asset for recoverability. The Company tests its indefinite-lived intangible assets for recovery in accordance with ASC-820-10-55-3D. When the income approach is used, fair value measurement reflects current market expectations about those future amounts. The income approach is based on the present value of future earnings expected to be generated by a business or asset. Income projections for a future period are discounted at a rate commensurate with the degree of risk associated with future proceeds. A residual or terminal value is also added to the present value of the income to quantify the value of the business beyond the projection period. As such, recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to its expected future discounted net cash flows. If the carrying amount of such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the recoverability of the assets. Assumptions used in our estimates are as follows: (i) discount rates; (ii) projected annual revenue growth rates; and (iii) projected long-term growth rates. Our estimates also factor in economic conditions and expectations of management which may change in the future based on period-specific facts and circumstances. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the three months ended March 31, 2020, the Company recorded non-cash impairment charges of $85.6 million consisting of $33.2 million related to the Jessica Simpson trademark, $29.8 million related to the Gaiam trademark, $12.0 million related to the Joe’s trademark and $10.6 million related to the Ellen Tracy trademark. The impairments arose due to reduced sales forecasts and higher discount rates for these brands driven by the financial impacts of COVID-19 and the current economic environment. Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows.  No triggering events were identified during the three months ended June 30, 2020 that would require a reassessment of the Company’s indefinite-lived intangible assets.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2020

(UNAUDITED)

8.           Long-Term Debt

The components of long-term debt are as follows:

	June 30,	December 31,
	2020	2019

	(in thousands)
Secured Term Loans	$448,831	$453,831
Revolving Credit Facility	29,740	14,358
Unamortized deferred financing costs	(22,005)	(22,189)
Total long-term debt, net of unamortized deferred financing costs	456,566	446,000
Less: current portion of long-term debt	16,250	12,750
Long-term debt	$440,316	$433,250

Debt Facilities

On March 30, 2020, the Company entered into the Fourth Amendment to its Third Amended and Restated Credit Agreement (the “Amended Wilmington Credit Agreement”) with Wilmington Trust, National Association, as administrative agent and collateral agent (the “Wilmington Agent”) and the lenders party thereto (the “Wilmington Facility Loan Parties”).  Pursuant to the Amended Wilmington Credit Agreement, no mandatory amortization payments are required until September 30, 2020.  The conditions pursuant to the Amended Wilmington Credit Agreement to change the quarterly amortization payments thereafter were not satisfied; therefore, the quarterly amortization payments of $1.0 million will remain unchanged.  The Amended Wilmington Credit Agreement modifies the calculation of Consolidated EBITDA (as defined in the agreement) by permitting additional addbacks. The Amended Wilmington Credit Agreement allows for the netting of up to $5 million in cash of the Company and its subsidiaries for purposes of calculating the leverage ratio covenants, except for the quarter ended March 31, 2020 which allowed for netting of up to $10 million in cash.  On August 11, 2020, pursuant to the terms of the Amended Wilmington Credit Agreement, the Company added a new director to sit on its Board of Directors.  The Company incurred $3.1 million in lender fees associated with the amendment which was recorded in deferred financing costs in accordance with ASC 470, Debt, and included in long-term debt, net of current portion in the condensed consolidated balance sheet.  These fees are being amortized using the effective interest rate method over the remainder of the term of the Amended Wilmington Credit Agreement.

On December 30, 2019, the Company entered into the Third Amendment to the Third Amended and Restated First Lien Credit Agreement (the “Amended BoA Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto (the “BoA Facility Loan Parties”).  The loans under the Amended BoA Credit Agreement will be subject to quarterly amortization payments of $2.5 million through September 30, 2020, $3.25 million through September 30, 2021 and $4.0 million for each fiscal quarter thereafter.  The Amended BoA Credit Agreement modifies the calculation of Consolidated EBITDA (as defined in the agreement) by permitting additional addbacks and specifying the EBITDA amounts for the quarter ended June 30, 2019.  The Amended BoA Credit Agreement allows for the netting of up to $5 million in cash of the Company and its subsidiaries for purposes of calculating the leverage ratio covenant.  The Company reduced the available commitments under the revolving facility to $80 million.  During the year ended December 31, 2019, the Company incurred $1.3 million in lender fees associated with the amendment which was recorded in deferred financing costs in accordance with ASC 470, Debt, and included in long-term debt, net of current portion in the condensed consolidated balance sheet.  These fees are being amortized using the effective interest rate method over the remainder of the term of the Amended BoA Credit Agreement.

On August 12, 2019, the Company entered into the Third Amendment to the Third Amended and Restated First Lien Credit Agreement (the “Wilmington Credit Agreement”) with the Wilmington Agent and the Wilmington Facility

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2020

(UNAUDITED)

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

The BoA Credit Agreement provides for several five-year senior secured credit facilities, consisting of (i) Tranche A Term Loans in an aggregate principal amount of $150.0 million (the “Amended Tranche A Loans”), (ii) Tranche A-1 Term Loans in an aggregate principal amount of $70.0 million (the “Amended Tranche A-1 Loans” and, together with the Tranche A Loans, the “BoA Term Loans”) and (iii) revolving credit commitments in the aggregate principal amount of $130.0 million (the “Revolving Credit Commitments” and, the loans under the Revolving Credit Commitments, the “Revolving Loans”). On the Closing Date, the total amount outstanding under the BoA Credit Agreement was $335.0 million, including (i) $150.0 million of Amended Tranche A Loans, (ii) $70.0 million of Amended Tranche A-1 Loans and (iii) $115.0 million of Revolving Loans.

The loans under the BoA Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) with respect to the Revolving Loans and the Tranche A Loans (a) the LIBOR rate plus 3.50% per annum or (b) the base rate plus 2.50% per annum and (ii) with respect to the Tranche A-1 Loans (a) the LIBOR rate plus 7.00% per annum or (b) the base rate plus 6.00% per annum. The loans under the BoA Credit Agreement provide for interest rate reductions if certain leverage ratios are achieved, with minimum interest rates equal to (i) with respect to the Revolving Loans and the Tranche A Loans (a) the LIBOR rate plus 3.00% per annum or (b) the base rate plus 2.00% per annum and (ii) with respect to the Tranche A-1 Loans (a) the LIBOR rate plus 6.00% per annum or (b) the base rate plus 5.00% per annum.  The undrawn portions of the Revolving Credit Commitments are subject to a commitment fee of 0.375% per annum.  As of June 30, 2020, the Company was fully drawn down under the current revolving credit facility (the “Revolving Credit Facility”).

The Company may make voluntary prepayments of the loans outstanding under the BoA Credit Agreement, subject to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and, in certain cases, to the prepayment premium set forth in the BoA Credit Agreement. Additionally, the Company is mandated to make prepayments (without payment of a premium or penalty) under the BoA Credit Agreement amounting to: (i) the loans outstanding under the BoA Credit Agreement plus, (a) where intellectual property is disposed, 50.0% of the disposed intellectual property’s orderly liquidation value, and (b) where any other assets constituting collateral are disposed or upon

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2020

(UNAUDITED)

the receipt of certain insurance proceeds, 100% of the net proceeds thereof, subject to certain reinvestment rights; and (ii) the Amended Tranche A-1 Loans to the extent that the outstanding principal amount thereof exceeds 15.0% of the orderly liquidation value of the registered trademarks owned by the BoA Facility Loan Parties. Per the Amended BoA Credit Agreement, the loans will be subject to quarterly amortization payments of $2.5 million through September 30, 2020, $3.25 million through September 30, 2021 and $4.0 million for each fiscal quarter thereafter.

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

The Company may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.80:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 3.00:1.00 and (b) with respect to any other increase, 2.90:1.00, subject to the satisfaction of certain conditions in the BoA Credit Agreement. At June 30, 2020, the Company is in compliance with the covenants included in the Amended BoA Credit Agreement.

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

The Company may make voluntary prepayments of the loans outstanding under the Wilmington Credit Agreement, subject to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and, in certain cases, to the prepayment premium set forth in the Wilmington Credit Agreement. The Company is mandated to make prepayments (without payment of a premium or penalty) of loans outstanding under the Wilmington Credit Agreement amounting to: (i) where intellectual property was disposed, 50.0% of the disposed intellectual property’s orderly liquidation value, (ii) where any other asset constituting collateral is disposed or upon the receipt of certain insurance proceeds, 100% of the net proceeds thereof, subject to certain reinvestment rights, and (iii) any consolidated excess cash flow, in an amount equal to (a) in the event the consolidated total leverage ratio was at least 4.00:1.00, 75% thereof, (b) in the event the consolidated total leverage ratio was less than 4.00:1.00 but at least 3.00:1.00, 50% thereof and (c) in the event the consolidated total leverage ratio was less than 3.00:1.00, 0% thereof.  No mandatory amortization payments are required until September 30, 2020.  Thereafter, the loans under the Wilmington Credit Agreement will be subject to

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2020

(UNAUDITED)

quarterly amortization payments of $1.0 million. Under the Amended Wilmington Credit Agreement, as described above, the quarterly amortization payments of $1.0 million remain unchanged.

The Wilmington Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Wilmington Facility Loan Parties and their subsidiaries. Moreover, the Wilmington Credit Agreement contains financial covenants that require the Wilmington Facility Loan Parties and their subsidiaries to satisfy (i) a maximum consolidated total leverage ratio, initially set at 7.25:1.00, decreasing over the term of the Wilmington Credit Agreement until reaching a final maximum ratio of 6.25:1.00 for the fiscal quarter ending September 30, 2022 and thereafter and (ii) a maximum consolidated first lien leverage ratio, initially set at 3.875:1.00, decreasing over the term of the Wilmington Credit Agreement until reaching a final maximum ratio of 2.875:1.00 for the fiscal quarter ending September 30, 2022 and thereafter. At June 30, 2020, the Company is in compliance with the covenants included in the Amended Wilmington Credit Agreement. However, as a result of the impacts of the COVID-19 pandemic, the Company is not currently forecasted to be able to comply, in the next twelve months, with certain of the financial covenants under the Amended Wilmington Credit Agreement. The Company expects that it will need to modify the loan covenants, obtain a waiver of the covenants or a waiver of default, or otherwise restructure the terms of the Loan Agreements.  If the Company fails to comply with its financial covenants, as modified, a default under the Loan Agreements would be triggered and the Company’s obligations under the Loan Agreements may be accelerated.

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

As of June 30, 2020, the Company was party to the Amended BoA Credit Agreement and the Fourth Amendment to the Third Amended and Restated Credit Agreement with Wilmington Trust, National Association as administrative agent and collateral agent (the “Amended Wilmington Credit Agreement”), referred to as its loan agreements (“Loan Agreements”). The Loan Agreements contain financial covenants and the Company is in compliance with its financial covenants included in its Loan Agreements as of June 30, 2020. However, as a result of the impacts of the COVID-19 pandemic, the Company is not currently forecasted to be able to comply, in the next twelve months, with certain of the financial covenants under the Amended Wilmington Credit Agreement. If the Company fails to comply with such financial covenants, an event of default under the Loan Agreements would be triggered and its obligations under the Loan Agreements may be accelerated.

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

JUNE 30, 2020

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

During the six months ended June 30, 2019, the Company determined that a portion of one of the hedges was no longer effective due to the repayment of certain debt with the proceeds from the sale of MSLO. As a result, in accordance with ASC 815-30-40-6A, the Company de-designated it as a cash flow hedge and reclassified a loss of $0.4 million from other comprehensive loss to other expense in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2019.  Changes in the fair value of the de-designated interest rate swap after the de-designation date are being recognized through continuing operations.  The Company recorded a loss of $0.6 million and $3.5 million in other expense from continuing operations in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2020, respectively. The Company recorded a loss of $0.5 million in other expense from continuing operations in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2019.

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

The Company has been cooperating with an investigation by the Securities and Exchange Commission (the “SEC”) into the Company’s controls and practices surrounding impairment analyses of goodwill and intangible assets in 2016 and 2017.  On July 17, 2020, the Company received a “Wells Notice” from the SEC related to this investigation.  A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The Wells Notice informed the Company that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company that would allege certain civil violations of the federal securities laws under Section 17 of the Securities Act of 1933 and Section 13 of the Securities Exchange Act of 1934 related to its goodwill impairment actions in 2016 and 2017. The Company believes that it has complied with GAAP and SEC rules

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2020

(UNAUDITED)

during such periods in all financial matters including goodwill and intangible assets but can provide no assurance that the SEC will agree ultimately.  The Company intends to pursue the Wells Notice process and has responded to the SEC staff’s position with a Wells submission.  The Company cannot predict the duration or outcome of this matter. Costs related to this matter may be significant.

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

As of June 30, 2020, the Company had recorded $2.0 million in accrued expenses in the condensed consolidated balances sheets related to litigation contingencies and claims.

Assignment Right

The Company had entered into a license agreement for its Avia trademark which includes a clause that if the licensee pays to the Company cumulative total royalties of $100.0 million, the licensee has the right to require the Company to assign full title and ownership of the trademark to the licensee.  The first term of the agreement ends on December 31, 2022, but automatically renews in three-year increments unless terminated by the licensee. Based on current projections, the option to exercise this right would come into effect in approximately five years.  Until such time, the Company continues to pursue and sign license agreements outside the U.S. and within certain channels of distribution within the U.S. and collect royalties therefrom.

10.           Stock-based Compensation

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2020:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual Life
	Options	Exercise Price	(in Years)

	(in thousands, except share and per share data)
Outstanding - January 1, 2020	737	$334.00	2.4
Granted	—	—
Exercised	—	—
Forfeited or canceled	(250)	(517.20)
Outstanding at June 30, 2020	487	$240.00	2.9
Exercisable - June 30, 2020	487	$240.00	2.9

There was no compensation expense related to stock options for the three and six months ended June 30, 2020 and 2019. At June 30, 2020, there is no unrecognized compensation expense related to stock options and no unvested stock options.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2020

(UNAUDITED)

Warrants

The following table summarizes the Company’s outstanding warrants for the six months ended June 30, 2020:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual Life
	Warrants	Exercise Price	(in Years)

	(in thousands, except share and per share data)
Outstanding - January 1, 2020	5,000	$532.80	5.4
Granted	—	—
Exercised	—	—
Forfeited or canceled	—	—
Outstanding at June 30, 2020	5,000	$532.80	4.9
Exercisable - June 30, 2020	5,000	$532.80	4.9

There was no compensation expense related to warrants for the three and six months ended June 30, 2020 and 2019. At June 30, 2020, there is no unrecognized compensation expense related to warrants and no unvested warrants.

Restricted Stock

A summary of the Company’s time-based restricted stock activity for the six months ended June 30, 2020 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
		Grant Date Fair	Contractual Life
	Number of Shares	Value	(in Years)

Unvested - January 1, 2020	13,056	$34.00	0.5
Granted	5,000	14.80
Vested	(16,614)	(28.53)
Unvested - June 30, 2020	1,442	$32.00	1.5

During the six months ended June 30, 2020, the Company granted 5,000 shares of time-based restricted stock to the Company’s Chief Executive Officer as an inducement grant.  These shares had a grant date fair value of $0.1 million and vested on the grant date.  The Company recorded $0.1 million during the six months ended June 30, 2020 as compensation expense from continuing operations pertaining to this grant.

Total compensation expense from continuing operations related to time-based restricted stock grants for the three months ended June 30, 2020 and 2019 was less than $0.1 million and $0.1 million, respectively. Total compensation expense from continuing operations related to time-based restricted stock grants for each of the six-month periods ended June 30, 2020 and 2019 was $0.2 million. Total unrecognized compensation expense from continuing operations related to time-based restricted stock grants at June 30, 2020 amounted to less than $0.1 million and is expected to be recognized over a weighted-average period of 1.5 years.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2020

(UNAUDITED)

Restricted Stock Units

A summary of the Company’s time-based restricted stock units activity for the six months ended June 30, 2020 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
		Grant Date Fair	Contractual Life
	Number of Shares	Value	(in Years)

Unvested - January 1, 2020	10,708	$56.80	1.3
Granted	10,000	14.80
Vested	(3,976)	(96.47)
Forfeited or canceled	(1,250)	(95.60)
Unvested - June 30, 2020	15,482	$25.20	2.0

During the six months ended June 30, 2020, the Company granted 10,000 shares of time-based restricted stock to the Company’s Chief Executive Officer as an inducement grant.  These shares had a grant date fair value of $0.1 million and vest over a period of three years.  The Company recorded less than $0.1 million during both the three and six months ended June 30, 2020 as compensation expense from continuing operations pertaining to this grant.

The Company did not grant time-based restricted stock units during the three and six months ended June 30, 2019.

Total compensation expense from continuing operations related to time-based restricted stock unit grants for the three months ended June 30, 2020 and 2019 was less than $0.1 million and $0.5 million, respectively. Total compensation expense from continuing operations related to time-based restricted stock unit grants for the six months ended June 30, 2020 and 2019 was $0.1 million and $0.8 million, respectively. Total unrecognized compensation expense from continuing operations related to time-based restricted stock unit grants at June 30, 2020 amounted to $0.3 million and is expected to be recognized over a weighted-average period of 2.0 years.

Performance Stock Units

A summary of the Company’s PSUs activity for the six months ended June 30, 2020 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
		Grant Date Fair	Contractual Life
	Number of Shares	Value	(in Years)

Unvested - January 1, 2020	3,249	$180.40	—
Granted	22,500	14.80
Vested	—	—
Forfeited or canceled	(3,249)	(180.45)
Unvested - June 30, 2020	22,500	$14.80	2.5

During the six months ended June 30, 2020, the Company granted 22,500 PSUs to the Company’s Chief Executive Officer as an inducement grant.  These shares had a grant date fair value of $0.3 million and vest over a period of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2020

(UNAUDITED)

PSUs to be earned. The Company did not record any compensation expense during the three and six months ended June 30, 2020 as the likelihood of these PSUs being earned was not considered probable.

On March 27, 2019, the Compensation Committee voted to approve, on a discretionary basis, vesting of 5,785 PSUs to employees and consultants previously granted during the years ended December 31, 2016, 2017 and 2018 subject to achievement of certain of the Company’s performance metrics within each fiscal year. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants. Total compensation expense related to these PSUs of $0.2 million was recorded as operating expenses from continuing operations in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2019.

No compensation expense was recorded for the three and six months ended June 30, 2020 due to the achievement of performance metrics not being deemed probable.  No compensation expense was recorded for the six months ended June 30, 2019 due to the achievement of performance metrics not being deemed probable.  Total compensation expense from continuing operations related to the PSUs for the six months ended June 30, 2019 was $0.2 million.

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

The Company reimbursed TCP less than $0.1 million for the three and six months ended June 30, 2020 and 2019 for out-of-pocket expenses in connection with their services.  These amounts are included in operating expenses from continuing operations in the Company’s unaudited condensed consolidated financial statements. The Company paid TCP $0.2 million for services under the Amended TCP Agreement during the three and six months ended June 30, 2019.  At June 30, 2020, there was $0.2 million due to TCP for services and less than $0.1 million due for reimbursement of expenses. At December 31, 2019, there was $0.2 million due to TCP for services and less than $0.1 million due for reimbursement of expenses. The Company paid $1.8 million in transaction fees to TCP related to the sale of MSLO during the six months ended June 30, 2019.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2020

(UNAUDITED)

Transactions with Tommie Copper, Inc.

The Company entered into an agreement with Tommie Copper, Inc. (“TCI”), an affiliate of TCP, under which the Company received a fee for facilitating certain distribution arrangements.  During the six months ended June 30, 2020, the Company reserved $0.1 million related to the outstanding current receivable balance. At December 31, 2019, the Company had a net current receivable of $0.1 million due from TCI.

Transactions with E.S. Originals, Inc.

A division president of the Company maintains a passive ownership interest in one of the Company’s licensees, E.S. Originals, Inc. (“ESO”). The Company receives royalties from ESO under license agreements for certain of the Company’s brands in the footwear category. The Company recorded $1.3 million and $1.2 million of revenue from continuing operations for each of the three months ended June 30, 2020 and 2019, respectively, for royalties, commission, and advertising revenue earned from ESO license agreements. The Company recorded $2.5 million of revenue from continuing operations for each of the six-month periods ended June 30, 2020 and 2019 for royalties, commission, and advertising revenue earned from ESO license agreements. At June 30, 2020 and December 31, 2019, the Company had recorded $2.8 million as accounts receivable from ESO in the condensed consolidated balance sheets.  At December 31, 2019, the Company had recorded $0.2 million as a long-term receivable in other assets from ESO in the condensed consolidated balance sheets.

In addition, the Company had entered into a license-back agreement with ESO under which the Company reacquired the rights to certain international territories in order to re-license these rights to an unrelated party. No license-back expense was recorded for the three and six months ended June 30, 2020. The Company recorded less than $0.1 million and $0.1 million in license-back expense from continuing operations for the three and six months ended June 30, 2019.

Transactions with Centric Brands Inc.

During the fourth quarter of 2018, Centric Brands, Inc. (“Centric”), an affiliate of TCP, acquired a significant portion of Global Brands Group Holding Limited’s (“GBG”) North American licensing business. During the fourth quarter of 2019, the Company and Centric entered into a license agreement under the Jessica Simpson brand in addition to its existing license for the Joe’s brands. The Company recorded approximately $1.7 million and $1.5 million for royalty revenue earned from the Centric license agreements for the three months ended June 30, 2020 and 2019. The Company recorded approximately $3.3 million and $3.2 million for royalty revenue earned from the Centric license agreements for the six months ended June 30, 2020 and 2019.  At June 30, 2020 and December 31, 2019, the Company had $2.5 million and $1.0 million recorded as accounts receivable from Centric in the condensed consolidated balance sheets.  At June 30, 2020 and December 31, 2019, the Company had accrued $0.9 million payable as accounts payable and accrued expenses to Centric in the condensed consolidated balance sheets.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2020

(UNAUDITED)

The Company paid Lifestyle Research Center LLC $0.3 million and $0.8 million in connection with other related services under the Intangible Asset Agreement during the three and six months ended June 30, 2019 which is recorded in discontinued operations on the unaudited condensed consolidated statements of operations. The Intangible Asset Agreement with the Company ended as of June 10, 2019.

The Company paid $1.0 million in transaction fees to Ms. Stewart related to the sale of MSLO in 2019.

During the three and six months ended June 30, 2019, the Company paid $0.2 million and $0.5 million, respectively, to Ms. Stewart in connection with the terms of the IP License Agreement. The IP License Agreement with the Company ended as of June 10, 2019.

During the three and six months ended June 30, 2020, the Company expensed non-cash interest of less than $0.1 million and $0.1 million related to the accretion of the present value of these guaranteed contractual payments, which is recorded in discontinued operations on the unaudited condensed consolidated statements of operations.

12.          Subsequent Events

On July 2, 2020, the Company entered into an asset purchase agreement to sell its Franklin Mint and Linens & Things trademarks for $3.9 million and retained a 5% equity interest in the Franklin Mint purchaser’s entity.  The impact of the sale will be recognized in the third quarter of 2020.

On July 22, 2020, the Company amended its agreement with a licensee for Avia to acquire ownership of the Avia trademark registered in China effective as of January 15, 2020.  The amendment modifies the purchase price from $12.3 million to $8.8 million.  Additionally, the $8.8 million is due August 15, 2020, whereas the purchase price was previously payable in installments over three years. In the event the licensee fails to pay the purchase price in full, the trademark reverts to the Company.

On August 11, 2020, the Company received a notice from Nasdaq Stock Market (“Nasdaq”) that it had regained compliance with the minimum bid price requirement. As previously disclosed, the Company received a notice from Nasdaq on June 5, 2019 stating that, for the prior 30 consecutive trading days, the closing bid price for our common stock was below the minimum of $1.00 per share required for continued listing on the exchange.  In order to regain compliance with the listing standards, the closing bid price for the Company’s common stock must have been at least $1.00 for 10 consecutive trading days on or before August 14, 2020.  The Company implemented a reverse stock split which was effective July 27, 2020, as a result of which the bid price of the common stock exceeded $1.00 for the 10 consecutive trading days from July 27, 2020 through August 10, 2020.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, or MD&A, should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and related notes and with the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2019. The various sections of this MD&A contain a number of forward-looking statements that involve a number of risks and uncertainties. See the cautionary statement regarding forward-looking statements on page 3 of this Quarterly Report for a description of important factors that could cause actual results to differ from expected results.

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

We aim to acquire well-known consumer brands with high potential for growth and strong brand awareness. We additionally seek to diversify our portfolio by evaluating the strength of targeted brands and the expected viability and sustainability of future royalty streams. Upon the acquisition of a brand, we partner with leading wholesalers and retailers to drive incremental value and maximize brand equity. We focus on certain key initiatives in our licensing and brand management business. These initiatives include:

●	Maximizing the value of our existing brands by creating efficiencies, adding additional product categories, expanding distribution and retail presence and optimizing sales through innovative marketing that increases consumer brand awareness and loyalty;
●	Expanding through e-commerce channels;
●	Developing international expansion through additional licenses, partnerships and other arrangements with leading retailers and wholesalers outside the United States; and
●	Acquiring consumer brands (or the rights to such brands) with high consumer awareness, broad appeal and applicability to a wide range of product categories.

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

We license our brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of June 30, 2020, we had over ninety licensees, with wholesale licensees comprising a significant majority.

Our license agreements typically require a licensee to pay us royalties based upon net sales and, in most cases, contain guaranteed minimum royalties. Our license agreements often require licensees to support the brands by either paying or spending contractually guaranteed minimum amounts for the marketing and advertising of the respective licensed brands. As of June 30, 2020, we had contractual rights to receive an aggregate of $207.0 million in minimum royalty and marketing and advertising revenue from our licensees through the balance of the current terms of such licenses, excluding any renewal option periods.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 31, 2020, for a discussion of our critical accounting policies. During the six months ended June 30, 2020, there were no material changes to these policies.

Impact of COVID-19

The COVID-19 pandemic has resulted in state-government mandated store closures and social distancing measures throughout most of the U.S.  As states continue to relax and then tighten restrictions, we are unsure when retail stores will be ordered to close, at what capacity, or how long such periods of store closures will be needed or mandated.  Accordingly, the COVID-19 pandemic has adversely affected our second quarter and our projected long-term revenues, earnings, liquidity and cash flows. However, the situation is dynamic, and we are not currently able to predict the full impact of COVID-19 on our results of operations and cash flows.  In response to COVID-19, we have taken the following actions:

●	Increasing available cash on hand including utilizing revolver borrowings under the Amended BoA Credit Agreement. We made net revolver borrowings of $14.1 million, excluding lender fees, under the Amended BoA Credit Agreement;
●	Implementing temporary salary reductions across the Company;
●	Obtained a Paycheck Protection Program (“PPP”) loan of $769,295 on May 18, 2020 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”);
●	Decreasing operating expenses through marketing spend reductions and deferral of non-essential spending;
●	Continuing to evaluate strategic alternatives that would be both deleveraging and accretive; and
●	Proactively partnering with our lender base to provide more flexibility.

As of June 30, 2020, we were party to our Loan Agreements. The Loan Agreements contain financial covenants and we are in compliance with our financial covenants included in our Loan Agreements as of June 30, 2020. However, as a result of the impacts of the COVID-19 pandemic, we are not currently forecasted to be able to comply, in the next twelve months, with certain of the financial covenants under the Amended Wilmington Credit Agreement. If we fail to comply with such financial covenants, an event of default under the Loan Agreements would be triggered and our obligations under the Loan Agreements may be accelerated.

The Company expects that it will need to modify the loan covenants, obtain a waiver of the covenants or a waiver of a default, or otherwise restructure the terms of the Loan Agreements.  If the Company fails to comply with its financial covenants, as modified, a default under the Loan Agreements would be triggered and the Company’s obligations under the Loan Agreements may be accelerated. The risk of non-compliance creates a material uncertainty that casts substantial doubt with respect to our ability to continue as a going concern.  The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These unaudited condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities that would be necessary if we were unable to realize our assets and settle our liabilities as a going concern in the normal course of operations.

During the three months ended March 31, 2020, we recorded non-cash impairment charges of $85.6 million consisting of $33.2 million related to the Jessica Simpson trademark, $29.8 million related to the Gaiam trademark, $12.0 million related to the Joe’s trademark and $10.6 million related to the Ellen Tracy trademark. The impairments arose due to reduced sales forecasts and higher discount rates for these brands driven by the financial impacts of COVID-19 and the current economic environment. Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows. No triggering events were identified during the three months ended June 30, 2020 that would require a reassessment of the Company’s indefinite-lived intangible assets.

Discontinued Operations

Due to the sale of MSLO during the second quarter of 2019 (see Note 3 in this Form 10-Q), we have classified the results of MSLO as discontinued operations in our unaudited condensed consolidated statements of operations for all periods presented.  The related assets and liabilities directly associated with MSLO are classified as discontinued operations in our condensed consolidated balance sheets for all periods presented.

On June 10, 2019, the Company completed the sale of MSLO.  During the first quarter of 2019, the Company recorded non-cash impairment charges of $161.2 million for indefinite-lived intangible assets related to the Martha Stewart and Emeril Lagasse trademarks.  The impairments arose during the sale process for the Martha Stewart and Emeril Lagasse brands due to the difference in the fair value as indicated by the sales price as compared to the carrying values of the intangible assets included in the transaction.  The sale of the Martha Stewart and Emeril Lagasse brands was approved by the Board of Directors on April 15, 2019, to allow the Company to achieve one of its top priorities in significantly reducing its debt.  These charges are included in the loss from discontinued operations in the unaudited condensed consolidated statements of operations.  See Note 3, Note 4 and Note 7 to the unaudited condensed consolidated financial statements for further information.

Results of Operations

All amounts discussed herein relate to continuing operations unless otherwise noted.

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Three Months Ended June 30,		Better/(Worse)
	2020	2019	(Dollars)

	(in thousands)
Net revenue	$22,594	$26,415	$(3,821)
Operating expenses	11,143	13,907	2,764
Gain on sale of asset	(901)	-	901
Income from continuing operations	12,352	12,508	(156)
Other expense	660	829	169
Interest expense, net	11,994	13,893	1,899
Loss from continuing operations before income taxes	(302)	(2,214)	1,912
Provision for (benefit from) income taxes	1,563	(379)	(1,942)
Loss from continuing operations	(1,865)	(1,835)	(30)
Net income attributable to noncontrolling interests from continuing operations	(1,062)	(1,455)	393
Loss from continuing operations attributable to Sequential Brands Group, Inc. and Subsidiaries	(2,927)	(3,290)	363
Income (loss) from discontinued operations, net of income taxes	143	(1,309)	1,452
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(2,784)	$(4,599)	$1,815

Net revenue.  Net revenue decreased $3.8 million to $22.6 million for the three months ended June 30, 2020 compared to $26.4 million for June 30, 2019.  The period-over-period decreases in net revenue are driven primarily by lower contractual GMRs for the Gaiam, Jessica Simpson and Avia brands, licensee transitions for the Jessica Simpson brand as well as the economic impact of COVID-19 which caused supply chain disruptions for our licensees and retail store closures.

Operating expenses. Operating expenses decreased $2.8 million for the three months ended June 30, 2020 to $11.1 million compared to $13.9 million for the three months ended June 30, 2019.  The period-over-period change was primarily driven by decreases in compensation expenses of $2.6 million, marketing expense of $1.9 million, severance of $0.7 million, legal and consulting fees of $0.6 million,  travel expense of $0.2 million, reversal of bad debt expense of $0.2 million and an increase in sublease income of $0.6 million.  The decreases were offset by increased amortization expense of $4.0 million due to reclassification of the Avia and Ellen Tracy trademarks from indefinite-lived to finite-lived intangible assets.

Gain on sale of asset. During the three months ended June 30, 2020, the Company recorded a gain on sale of asset of $0.9 million related to the sale of the Nevados trademark on June 19, 2020.

Other expense.  The decrease of $0.2 million in other expense is driven by a gain on our equity securities.

Interest expense, net.  Interest expense during the three months ended June 30, 2020 includes interest incurred under our Loan Agreements of $10.6 million, non-cash interest related to the amortization of deferred financing costs of $1.7 million offset by non-cash interest income of $0.3 million related to the accretion of the present value of certain other payment arrangements.  Interest expense during the three months ended June 30, 2019 includes interest incurred under our Loan Agreements of $12.2 million, non-cash interest related to the amortization of deferred financing costs of $1.3 million and the expensing of $0.6 million of deferred financing costs as a result of the partial paydown of the Tranche A-1 Term

Loan offset by non-cash interest income of $0.2 million related to the accretion of the present value of certain other payment arrangements.

Income taxes.  The provision for income taxes for the three months ended June 30, 2020 differs from the statutory rate primarily for state, local and foreign jurisdiction taxes offset by taxes attributable to noncontrolling interests, an adjustment to the annual forecasted effective tax rate,  and an adjustment to the valuation allowance, discrete to the second quarter of 2020. The valuation allowance adjustment this quarter was attributable to the reclassification of the Ellen Tracy intangible as a definite-lived asset. The reclassification also affected the annual forecasted effective tax rate for 2020, which was adjusted in the second quarter of 2020. The benefit from income taxes in continuing operations for the three months ended June 30, 2019 differs from the statutory rate primarily for state, local and foreign jurisdiction taxes offset by benefits from taxes attributable to noncontrolling interest and further decreased by a provision, discrete to the second quarter, related to vested restricted stock and cancelled stock options.

Noncontrolling interests.  Noncontrolling interests for the three months ended June 30, 2020 represent net income allocations of $0.9 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson) and a net income allocation of $0.1 million to Elan Polo International, Inc., a member of DVS LLC.  Noncontrolling interests for the three months ended June 30, 2019 represents net income allocations of $1.3 million to With You, Inc., a member of With You LLC and $0.2 million to Elan Polo International, Inc., a member of DVS LLC.

Discontinued Operations. The Company completed the sale of MSLO on June 10, 2019.  As a result, we have classified the results of MSLO as discontinued operations in our unaudited condensed consolidated statements of operations for all periods presented.  See Note 3 in this Form 10-Q for further discussion.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Six Months Ended June 30,		Better/(Worse)
	2020	2019	(Dollars)

	(in thousands)
Net revenue	$42,825	$51,939	$(9,114)
Operating expenses	28,850	29,453	603
Impairment charges	85,590	-	(85,590)
Gain on sale of asset	(901)	-	901
(Loss) income from continuing operations	(70,714)	22,486	(93,200)
Other expense	3,539	427	(3,112)
Interest expense, net	24,437	27,746	3,309
Loss from continuing operations before income taxes	(98,690)	(5,687)	(93,003)
Provision for (benefit from) income taxes	480	(620)	(1,100)
Loss from continuing operations	(99,170)	(5,067)	(94,103)
Net loss (income) attributable to noncontrolling interests from continuing operations	10,944	(2,994)	13,938
Loss from continuing operations attributable to Sequential Brands Group, Inc. and Subsidiaries	(88,226)	(8,061)	(80,165)
Loss from discontinued operations, net of income taxes	(1,171)	(121,883)	120,712
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(89,397)	$(129,944)	$40,547

Net revenue.  Net revenue decreased $9.1 million to $42.8 million for the six months ended June 30, 2020 compared to $51.9 million for the six months ended June 30, 2019.  The period-over-period decreases in net revenue are driven primarily by certain licensee transitions for the Jessica Simpson brand, lower contractual GMRs for the Gaiam, Jessica Simpson and Avia brands, reduced sales period-over-period for AND1, Ellen Tracy and Joe’s brands as well as the economic impact of COVID-19 which caused supply chain disruptions for our licensees and retail store closures.

Operating expenses. Operating expenses decreased $0.6 million for the six months ended June 30, 2020 to $28.9 million compared to $29.5 million for the six months ended June 30, 2019.  The period-over-period change was primarily driven by decreases in compensation expenses of $5.2 million, marketing expense of $4.2 million, legal and consulting fees of $1.2 million, deal advisory costs of $0.8 million, severance of $0.7 million, travel expense of $0.2 million and an increase in sublease income of $0.6 million. These decreases were offset by increases in amortization expense of $7.5 million due to reclassification of the Avia and Ellen Tracy trademarks from indefinite-lived to finite-lived intangible assets, depreciation expense of $2.8 million due to changes in December 2019 in the estimated useful lives of our leasehold improvements to better reflect the estimated periods during which the assets will remain in service and bad debt expense of $2.0 million driven by the economic impact of COVID-19.

Impairment charges. During the six months ended June 30, 2020, we recorded non-cash impairment charges of $85.6 million consisting of $33.2 million related to the Jessica Simpson trademark, $29.8 million related to the Gaiam trademark, $12.0 million related to the Joe’s trademark and $10.6 million related to the Ellen Tracy trademark. The impairments arose due to reduced sales forecasts and higher discount rates for these brands driven by the financial impacts of COVID-19 and the current economic environment. Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows.

Gain on sale of asset. During the six months ended June 30, 2020, the Company recorded a gain on sale of asset of $0.9 million related to the sale of the Nevados trademark on June 19, 2020.

Other expense.  The increase of $3.1 million in other expense is driven by the loss on our interest rate swaps.

Interest expense, net.  Interest expense during the six months ended June 30, 2020 includes interest incurred under our Loan Agreements of $21.8 million, non-cash interest related to the amortization of deferred financing costs of $3.2 million offset by non-cash interest income of $0.6 million related to the accretion of the present value of certain other payment arrangements.  Interest expense, net during the six months ended June 30, 2019 includes interest incurred under our Loan Agreements of $24.9 million, non-cash interest related to the amortization of deferred financing costs of $2.6 million and the expensing of $0.6 million of deferred financing costs as a result of the partial paydown of the Tranche A-1 Term Loan offset by non-cash interest income of $0.4 million related to the accretion of the present value of certain other payment arrangements.

Income taxes.  The provision for income taxes for the six months ended June 30, 2020 differs from the statutory rate primarily for state, local and foreign jurisdiction taxes offset by taxes attributable to noncontrolling interests and a net increase to the valuation allowance. The valuation allowance increase was recorded discrete to the first quarter of 2020 with a partial decrease to the valuation allowance in the second quarter of 2020. The discrete adjustment to the valuation allowance in the second quarter of 2020 was attributable to the reclassification of the Ellen Tracy intangible as a definite-lived asset. We increased our valuation allowance due to the expected full year net loss and the inability to rely on future forecasted operations due to the volatility caused by COVID-19.  The benefit from income taxes in continuing operations for the six months ended June 30, 2019 differs from the statutory rate primarily for state, local and foreign jurisdiction taxes offset by benefits from taxes attributable to noncontrolling interest and further decreased by a provision, discrete to the second quarter, related to vested restricted stock and cancelled stock options.

Noncontrolling interests.  Noncontrolling interests for the six months ended June 30, 2020 represents a net loss allocation of $11.2 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson) and a net income allocation of $0.3 million to Elan Polo International, Inc., a member of DVS LLC.  Noncontrolling interests for the six months ended June 30, 2019 represents net income allocations of $2.7 million to With You, Inc., a member of With You LLC and $0.3 million to Elan Polo International, Inc., a member of DVS LLC.

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

As of June 30, 2020, we had cash on hand, including restricted cash, of $16.8 million and a net working capital balance (defined below) of $20.8 million.  Additionally, we had outstanding debt obligations under our Loan Agreements of $478.6 million, which is presented net of $22.0 million of deferred financing fees in the condensed consolidated balance sheets.  As of December 31, 2019, we had cash on hand, including restricted cash, of $8.3 million and a net working capital balance (defined below) of $11.5 million.  Additionally, we had outstanding debt obligations under our Loan Agreements of $468.2 million, which is presented net of $22.2 million of deferred financing fees in the condensed consolidated balance sheets.  Net working capital is defined as current assets minus current liabilities, excluding restricted cash and discontinued operations.  As of June 30, 2020, we were fully drawn down under the current revolving credit facility (the “Revolving Credit Facility”). See Note 8 to our unaudited condensed consolidated financial statements for a description of certain financing transactions consummated by us.

Due to the COVID-19 outbreak, there is significant uncertainty surrounding the potential impact on our results of operations and cash flows. We are proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses, obtaining a PPP loan and utilizing funds available under our Revolving Credit Facility. The COVID-19 pandemic has resulted in state-government mandated store closures and social distancing measures throughout most of the U.S.  These actions have caused many retailers carrying our branded products to close in the first and second quarter of 2020, which has affected retailers, as well as our licensees who sell to these retailers. As states continue to relax and then tighten restrictions, we are unsure when retail stores will be ordered to close, at what capacity, or how long such periods of store closures will be needed or mandated. The impacts of COVID-19 have adversely affected our near-term and long-term revenues, earnings, liquidity and cash flows as certain licensees have requested temporary relief or deferred making their scheduled payments. Although there is significant uncertainty in the current economic environment, we currently believe that cash from operations and our currently available cash (as a result of borrowings under our existing financing arrangements, including under the PPP) will be sufficient to satisfy our anticipated working capital requirements for at least twelve months from the date of filing this Form 10-Q.  However, due to COVID-19 and our current forecasts, we currently believe we will not be able to satisfy our covenants in our existing financing arrangements for at least twelve months from the date of filing this Form 10-Q. The beliefs are based on facts and circumstances existing as of the date of this filing.  The Company expects that it will need to modify the loan covenants, obtain a waiver of the covenants or a waiver of a default, or otherwise restructure the terms of the Loan Agreements.  If the Company fails to comply with its financial covenants, as modified, a default under the Loan Agreements would be triggered and the Company’s obligations under the Loan Agreements may be accelerated. There are no material capital expenditure commitments as of June 30, 2020.

Cash Flows from Continuing Operations

Cash flows from continuing operations from operating, financing and investing activities for the six months ended June 30, 2020 and 2019 are summarized in the following table:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Operating activities	$(2,419)	$(42,717)
Investing activities	939	165,811
Financing activities	6,037	(171,548)
Net increase (decrease) in cash and restricted cash	$4,557	$(48,454)

Operating Activities

Net cash used in operating activities from continuing operations was $2.4 million for six months ended June 30, 2020 compared to $42.7 million for the six months ended June 30, 2019.  The $40.3 million change in net cash used period-over-period was primarily attributable to increases in non-cash adjustments to reconcile to net loss of $142.7 million driven by non-cash impairment charges of $85.6 million, accounts payable and accrued expenses of $0.3 million and other liabilities of $0.1 million offset by an increase in net loss of $94.1 million and decreases in accounts receivable of $7.5 million, deferred revenue of $0.9 million and prepaid expenses and other assets of $0.3 million.

Investing Activities

Net cash provided by investing activities from continuing operations decreased $164.9 million to $0.9 million for the six months ended months ended June 30, 2020 compared to $165.8 million for the six months ended June 30, 2019.  This change is driven primarily by the cash proceeds from the sale of MSLO of $165.9 million in 2019.

Financing Activities

Net cash provided by financing activities from continuing operations for the six months ended June 30, 2020 increased $177.5 million to $6.0 million as compared to net cash used in financing activities from continuing operations of $171.5 million for the six months ended June 30, 2019.  During the six months ended June 30, 2020, we made principal payments of $5.0 million under our Loan Agreements in accordance with contractual terms, paid $3.1 million in lender fees for the Amended Wilmington Credit Agreement and made $2.0 million of distributions to certain noncontrolling interest partners. In addition, during the six months ended June 30, 2020 we made borrowings of $14.1 million, excluding lender fees, on our Revolving Credit Facility and obtained a PPP loan of approximately $0.8 million.  During the six months ended June 30, 2019, we made principal payments of $14.2 million under our Loan Agreements in accordance with contractual terms as well as repaid $154 million of principal in connection with the sale of MSLO and made $3.1 million of distributions to certain noncontrolling interest partners.  During the six months ended June 30, 2020, we repurchased common stock from employees for tax withholding purposes related to the vesting of restricted stock of less than $0.1 million as compared to $0.2 million during the six months ended June 30, 2019.

Debt

As of June 30, 2020, we were party to the Amended BoA Credit Agreement and the Amended Wilmington Credit Agreement, referred to as our Loan Agreements.  Refer to Note 8 to our unaudited condensed consolidated financial statements for a discussion of our borrowings and the terms of these debt facilities.  As of June 30, 2020 and December 31, 2019, our long-term debt, including current portion, was $478.6 million and $468.2 million, respectively, which is presented net of $22.0 million and $22.2 million of deferred financing fees, respectively, in the condensed consolidated balance sheets.  As of June 30, 2020, we were fully drawn down under the current revolving credit facility.  As of December 31, 2019, we had $15.4 million available under the current revolving credit facility.  We may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.80:1.00 and (ii) the Tranche A-

1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 3.00:1.00 and (b) with respect to any other increase, 2.90:1.00, subject to the satisfaction of certain conditions in the Amended BoA Credit Agreement.  We may request one or more additional term loan facilities or the increase of term loan commitments under the Amended Wilmington Credit Agreement as would not cause the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, subject to the satisfaction of certain conditions in the Amended Wilmington Credit Agreement.  We made $5.0 million of principal repayments under our Loan Agreements during the six months ended June 30, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our earnings may also be affected by changes in LIBOR interest rates as a result of our Loan Agreements. As further discussed in Notes 4 and 8 to our accompanying unaudited condensed consolidated financial statements, we have entered into interest rate swaps to mitigate the effects of a change in LIBOR interest rates. An increase in LIBOR interest rates of one percent affecting the Loan Agreements would not have had a material effect on our results of operations during the three and six months ended June 30, 2020 and 2019.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2020, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020 such that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.       Risk Factors

Cautionary Statements and Risk Factors

This Quarterly Report contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 31, 2020. There have been no material changes to such risk factors during the six months ended June 30, 2020 except those noted below:

The recent coronavirus outbreak has had, and may continue to have an adverse effect on our business, financial position, cash flows and on the value of our intangible assets.

COVID-19 has spread rapidly across the globe, including the U.S. The pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our licensees, customer sentiment in general, and temporary closing of stores containing our brands. As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine may continue to increase, which has already affected, and may continue to affect, retailers, as well as our licensees who sell to these retailers. We are unable to predict when retailers who have temporarily closed stores will reopen or if additional periods of store closures will be needed or mandated. Continued impacts of the pandemic have and may continue to materially adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows as certain licensees have requested temporary relief, delayed or not made scheduled payments. COVID-19 is adversely impacting sales in the apparel and accessories industry. Diminished sales of products bearing our brands have had an adverse effect on the estimated fair value of our intangible assets, including our trademarks, which has resulted in material non-cash impairment charges for the three months ended March 31, 2020. No triggering events were identified during the three months ended June 30, 2020 that would require a reassessment of the Company’s indefinite-lived intangible assets. The extent of the future impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. There can be no guarantee that consumer demand will recover. This situation is changing rapidly, and additional adverse impacts may arise that we are not aware of currently.  The potential impact of COVID-19 intensifies the business and operating risks that we face and should be considered when reading the Risk Factors section included in our Form 10-K filed on March 31, 2020.

We are subject to a number of restrictive covenants under our debt arrangements, including customary operating restrictions and customary financial covenants. Our business, financial condition and results of operations may be adversely affected if we are unable to maintain compliance with such covenants.

Our outstanding debt is generally guaranteed jointly and severally by each of our domestic subsidiaries. Our and our subsidiaries’ obligations under the Debt Facilities (as defined in Note 9 to our Annual Report on Form 10-K filed on March 31, 2020) and the associated guarantees are secured, in each case, by first priority liens (subject, in the case of the Amended Wilmington Credit Agreement, to the liens under the Amended BoA Credit Agreement on, and security interests in, substantially all of the present and after acquired assets of us and each of our subsidiaries, subject to certain customary exceptions). The Debt Facilities contain a number of restrictive covenants, representations and warranties, including representations relating to the intellectual property owned by us and our subsidiaries and the status of our material license agreements. In addition, the Debt Facilities include covenants and events of default, including, in the case of the Amended BoA Credit Agreement, requirements that we (i) maintain a positive net income (as defined), (ii) satisfy a maximum loan to value ratio (as calculated pursuant to the Amended BoA Credit Agreement) and (iii) satisfy a maximum consolidated first lien leverage ratio (as calculated pursuant to the Amended BoA Credit Amendment), and, in the case of the Amended Wilmginton Credit Agreement, to satisfy (i) a maximum consolidated total leverage ratio (as calculated pursuant to the Amended Wilmington Credit Agreement) and (ii) a maximum consolidated first lien leverage ratio (as calculated pursuant to the Amended Wilmington Credit Agreement). If we fail to comply with such covenants, our lenders could demand immediate payment of amounts outstanding.

As described elsewhere in this filing, the COVID-19 pandemic has adversely affected our second quarter and our projected long-term revenues, earnings, liquidity and cash flows.  We expect that we will need to modify the loan covenants, obtain a waiver of the covenants or a waiver of a default, or otherwise restructure the terms of the Loan Agreements.  We plan to work with our lenders under the Wilmington Credit Agreement to amend the financial covenants in the Loan Agreements in response to the current economic environment. However, there can be no assurance that such amendments would be agreed upon or approved by such lenders. If we are unable to comply with our debt covenants as modified, a default under the Loan Agreements would be triggered and our obligations under the Loan Agreements may be accelerated.  As a result, we would need to seek alternative financing sources to fund our ongoing operations and to repay amounts outstanding and satisfy our other obligations under our existing borrowing and financing arrangements. Such financing may not be available on favorable terms, or at all. The risk of non-compliance with our debt covenants creates a material uncertainty that casts substantial doubt with respect to our ability to continue as a going concern. The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These unaudited condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities that would be necessary if we were unable to realize our assets and settle our liabilities as a going concern in the normal course of operations.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities during the three months ended June 30, 2020.

During the three months ended June 30, 2020, we repurchased 604 shares of our common stock from employees for tax withholding purposes related to the vesting of restricted stock. We do not currently have in place a repurchase program with respect to our common stock.

(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number of		Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	(b) Average Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share (or Unit)	Plans or Programs	Plans or Programs
April 1 - 30	604	$8.40	N/A	N/A
May 1 - 31	—	$—	N/A	N/A
June 1 - 30	—	$—	N/A	N/A
Total	604		—	—

(1)	During the second quarter of 2020, 604 shares were purchased from employees for tax withholding purposes related to the vesting of restricted stock. All shares were purchased other than through a repurchase plan or program.

Item 6.      Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 23, 2020. Incorporated by reference to Exhibit 3.1 to Sequential Brands Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2020.

10.1

First Amendment to the Employment Agreement dated as of January 6, 2020 by and between Sequential Brands Group, Inc. and David Conn dated May 29, 2020.  Incorporated by reference to Exhibit 10.1 to Sequential Brands Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2020. †

10.2

Third Amendment to the Amended Employment Letter dated as of June 5, 2017 (as amended by letter dated January 11, 2019 and letter dated January 24, 2020) by and between Sequential Brands Group, Inc. and Chad Wagenheim dated June 3, 2020.  Incorporated by reference to Exhibit 10.2 to Sequential Brands Group, Inc.’s Form 8-K filed with the Securities and Exchange Commission on June 4, 2020. †

10.3

First Amendment to the Amended Employment Letter dated as of January 6, 2020 by and between Sequential Brands Group, Inc. and Daniel Hanbridge dated June 3, 2020. Incorporated by reference to Exhibit 10.3 to Sequential Brands Group, Inc.’s Form 8-K filed with the Securities and Exchange Commission on June 4, 2020. †

10.4

Promissory Note between Bank of America, NA, and Sequential Licensing Inc. pursuant to the Paycheck Protection Program under the Coronavirus, Aid, Relief, and Economic Security Act, dated May 7, 2020.  Incorporated by reference to Exhibit 10.3 to Sequential Brands Group, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 20, 2020.

10.5

Small Business Administration Loan Consent Letter, dated as May 15, 2020, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto. Incorporated by reference to Exhibit 10.4 to Sequential Brands Group, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 20, 2020.

10.6

Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan, as amended on March 2, 2020. Incorporated by reference to Exhibit 10.1 to Sequential Brands Group, Inc.’s Form 8-K filed with the Securities and Exchange Commission on June 9, 2020.

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

SEQUENTIAL BRANDS GROUP, INC.

Date: August 14, 2020	/s/ Daniel Hanbridge
	By:	Daniel Hanbridge
	Title:	Senior Vice President of Finance and Interim Chief Financial Officer (Principal Financial and Accounting Officer)