Form 10-Q
period 2020-09-30
Sequential Brands Group, Inc.
filed 2020-11-16
CIK 1648428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

1407 Broadway, 38th Floor

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

As of November 11, 2020, the registrant had 1,651,484 shares of common stock, par value $0.01 per share, outstanding.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

Forward-Looking Statements

This quarterly report on Form 10-Q (this “Quarterly Report”), including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We use words such as “future,” “seek,” “could,” “can,” “predict,” “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to the following: (i) risks and uncertainties discussed in the reports that the Company has filed with the Securities and Exchange Commission (the “SEC”); (ii) general economic, market or business conditions; (iii) the Company’s ability to identify suitable targets for acquisitions and to obtain financing for such acquisitions on commercially reasonable terms; (iv) the Company’s ability to timely achieve the anticipated results of any potential future acquisitions; (v) the Company’s ability to successfully integrate acquisitions into its ongoing business; (vi) the potential impact of the consummation of any potential future acquisitions on the Company’s relationships, including with employees, licensees, customers and competitors; (vii) the Company’s ability to achieve and/or manage growth and to meet target metrics associated with such growth; (viii) the Company’s ability to successfully attract new brands and to identify suitable licensees for its existing and newly acquired brands; (ix) the Company’s substantial level of indebtedness, including the possibility that such indebtedness and related restrictive covenants may adversely affect the Company’s future cash flows, results of operations and financial condition and decrease its operating flexibility; (x) the Company’s ability to achieve its guidance; (xi) continued market acceptance of the Company’s brands; (xii) changes in the Company’s competitive position or competitive actions by other companies; (xiii) licensees’ ability to fulfill their financial obligations to the Company; (xiv) concentrations of the Company’s licensing revenues with a limited number of licensees and retail partners; (xv) uncertainties related to the timing, proposals or decisions arising from the Company’s strategic review, including the divestiture of one or more existing brands or a sale of the Company; (xvi) adverse effects on the Company and its licensees due to natural disasters, pandemic disease and other unexpected events; (xvii) uncertainties around the effects of the COVID-19 pandemic, including adverse effects on the Company's business, financial position, cash flows, ability to comply with its debt covenants and related uncertainty around the Company's ability to continue as a going concern; and (xviii) other circumstances beyond the Company's control.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)	(Note 2)
Assets
Current Assets:
Cash	$21,937	$6,264
Restricted cash	294	2,043
Accounts receivable, net	42,921	39,452
Prepaid expenses and other current assets	12,373	4,228
Current assets from discontinued operations	152	6,839
Total current assets	77,677	58,826

Property and equipment, net	1,534	5,349
Intangible assets, net	489,938	599,967
Right-of-use assets - operating leases	52,240	50,320
Other assets	9,900	8,782
Total assets	$631,289	$723,244

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$19,225	$15,721
Current portion of long-term debt	17,000	12,750
Current portion of deferred revenue	5,428	6,977
Current portion of lease liabilities - operating leases	3,267	3,035
Current liabilities from discontinued operations	382	1,959
Total current liabilities	45,302	40,442

Long-term debt, net of current portion	436,388	433,250
Long-term deferred revenue, net of current portion	2,638	4,604
Deferred income taxes	15,728	14,351
Lease liabilities - operating leases, net of current portion	52,222	54,168
Other long-term liabilities	1,828	3,389
Total liabilities	554,106	550,204

Commitments and contingencies

Equity:
Preferred stock Series A, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized; 1,676,489 and 1,671,937 shares issued at September 30, 2020 and December 31, 2019, respectively, and 1,650,571 and 1,644,518 shares outstanding at September 30, 2020 and December 31, 2019, respectively	17	17
Additional paid-in capital	515,470	515,151
Accumulated other comprehensive loss	(3,227)	(4,096)
Accumulated deficit	(479,086)	(394,126)
Treasury stock, at cost; 25,918 and 27,419 shares at September 30, 2020 and December 31, 2019, respectively	(3,234)	(3,230)
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	29,940	113,716
Noncontrolling interests	47,243	59,324
Total equity	77,183	173,040
Total liabilities and equity	$631,289	$723,244

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net revenue	$24,024	$25,392	$66,849	$77,331
Operating expenses	8,726	12,247	37,576	41,700
Impairment charges	-	33,109	85,590	33,109
Gain on sale of assets	(3,723)	-	(4,624)	-
Income (loss) from operations	19,021	(19,964)	(51,693)	2,522
Other (income) expense	(72)	843	3,467	1,270
Interest expense, net	11,925	13,048	36,362	40,794
Income (loss) from continuing operations before income taxes	7,168	(33,855)	(91,522)	(39,542)
Provision for (benefit from) income taxes	1,290	(6,035)	1,770	(6,655)
Income (loss) from continuing operations	5,878	(27,820)	(93,292)	(32,887)
Net (income) loss attributable to noncontrolling interests from continuing operations	(1,409)	9,449	9,535	6,455
Income (loss) from continuing operations attributable to Sequential Brands Group, Inc. and Subsidiaries	4,469	(18,371)	(83,757)	(26,432)
Loss from discontinued operations, net of income taxes	(32)	(309)	(1,203)	(122,192)
Net income (loss) attributable to Sequential Brands Group, Inc. and Subsidiaries	$4,437	$(18,680)	$(84,960)	$(148,624)

Earnings (loss) per share from continuing operations:
Basic and diluted	$2.71	$(11.31)	$(50.96)	$(16.36)

Loss per share from discontinued operations:
Basic and diluted	$(0.02)	$(0.19)	$(0.73)	$(75.63)

Earnings (loss) per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic and diluted	$2.69	$(11.50)	$(51.69)	$(92.00)

Weighted-average common shares outstanding:
Basic and diluted	1,650,420	1,623,802	1,643,517	1,615,558

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

										Total
										Sequential
										Brands
										Group, Inc.
						Accumulated				and
					Additional	Other				Subsidiaries
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	Interests	Equity

Balance at January 1, 2019	-	$-	1,649,754	$16	$514,405	$(1,554)	$(234,723)	(41,565)	$(4,226)	$273,918	$70,726	$344,644
Stock-based compensation	-	-	11,443	-	726	-	-	-	-	726	-	726
Unrealized loss on interest rate swaps, net of tax	-	-	-	-	-	(1,480)	-	-	-	(1,480)	-	(1,480)
Repurchase of common stock	-	-	-	-	-	-	-	(3,371)	(170)	(170)	-	(170)
Noncontrolling interest distributions	-	-	-	-	-	-	-	-	-	-	(1,093)	(1,093)
Net income attributable to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	1,539	1,539
Net loss attributable to common stockholders	-	-	-	-	-	-	(125,345)	-	-	(125,345)	-	(125,345)
Balance at March 31, 2019	-	$-	1,661,197	$16	$515,131	$(3,034)	$(360,068)	(44,936)	$(4,396)	$147,649	$71,172	$218,821
Stock-based compensation	-	-	9,586	-	567	-	-	-	-	567	-	567
Shares issued from treasury stock	-	-	-	-	(1,124)	-	-	11,614	1,124	-	-	-
Unrealized loss on interest rate swaps, net of tax	-	-	-	-	-	(1,684)	-	-	-	(1,684)	-	(1,684)
Repurchase of common stock	-	-	-	-	-	-	-	(2,341)	(78)	(78)	-	(78)
Noncontrolling interest distributions	-	-	-	-	-	-	-	-	-	-	(2,046)	(2,046)
Net income attributable to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	1,455	1,455
Net loss attributable to common stockholders	-	-	-	-	-	-	(4,599)	-	-	(4,599)	-	(4,599)
Balance at June 30, 2019	-	$-	1,670,783	$16	$514,574	$(4,718)	$(364,667)	(35,663)	$(3,350)	$141,855	$70,581	$212,436
Stock-based compensation	-	-	577	-	150	-	-	-	-	150	-	150
Unrealized gain on interest rate swaps, net of tax	-	-	-	-	-	78	-	-	-	78	-	78
Noncontrolling interest distributions	-	-	-	-	-	-	-	-	-	-	(1,064)	(1,064)
Net loss attributable to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	(9,449)	(9,449)
Net loss attributable to common stockholders	-	-	-	-	-	-	(18,680)	-	-	(18,680)	-	(18,680)
Balance at September 30, 2019	-	$-	1,671,360	$16	$514,724	$(4,640)	$(383,347)	(35,663)	$(3,350)	$123,403	$60,068	$183,471

Balance at January 1, 2020	-	$-	1,671,937	$17	$515,151	$(4,096)	$(394,126)	(27,419)	$(3,230)	$113,716	$59,324	$173,040
Stock-based compensation	-	-	5,000	-	231	-	-	-	-	231	-	231
Unrealized loss on interest rate swaps	-	-	-	-	-	(721)	-	-	-	(721)	-	(721)
Repurchase of common stock	-	-	-	-	-	-	-	(2,448)	(36)	(36)	-	(36)
Shares issued from treasury stock	-	-	-	-	(6)	-	-	577	6	-	-	-
Noncontrolling interest distributions	-	-	-	-	-	-	-	-	-	-	(2,016)	(2,016)
Net loss attributable to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	(12,006)	(12,006)
Net loss attributable to common stockholders	-	-	-	-	-	-	(86,613)	-	-	(86,613)	-	(86,613)
Balance at March 31, 2020	-	$-	1,676,937	$17	$515,376	$(4,817)	$(480,739)	(29,290)	$(3,260)	$26,577	$45,302	$71,879
Stock-based compensation	-	-	-	-	94	-	-	-	-	94	-	94
Unrealized gain on interest rate swaps	-	-	-	-	-	813	-	-	-	813	-	813
Repurchase of common stock	-	-	-	-	-	-	-	(604)	(5)	(5)	-	(5)
Shares issued from treasury stock	-	-	-	-	(28)	-	-	3,399	28	-	-	-
Net income attributable to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	1,062	1,062
Net loss attributable to common stockholders	-	-	-	-	-	-	(2,784)	-	-	(2,784)	-	(2,784)
Balance at June 30, 2020	-	$-	1,676,937	$17	$515,442	$(4,004)	$(483,523)	(26,495)	$(3,237)	$24,695	$46,364	$71,059
Stock-based compensation	-	-	-	-	31	-	-	-	-	31	-	31
Unrealized gain on interest rate swaps	-	-	-	-	-	777	-	-	-	777	-	777
Reverse Stock Split	-	-	(448)	-	-	-	-	-	-	-	-	-
Shares issued from treasury stock	-	-	-	-	(3)	-	-	577	3	-	-	-
Noncontrolling interest distributions	-	-	-	-	-	-	-	-	-	-	(530)	(530)
Net income attributable to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	1,409	1,409
Net income attributable to common stockholders	-	-	-	-	-	-	4,437	-	-	4,437	-	4,437
Balance at September 30, 2020	-	$-	1,676,489	$17	$515,470	$(3,227)	$(479,086)	(25,918)	$(3,234)	$29,940	$47,243	$77,183

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Loss from continuing operations	$(93,292)	$(32,887)
Loss from discontinued operations, net of tax	(1,203)	(122,192)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Provision for bad debts	132	2,812
Depreciation and amortization	16,820	2,586
Stock-based compensation	356	1,299
Amortization of deferred financing costs	4,963	4,705
Impairment charges	85,590	33,109
(Gain) loss on equity securities	(485)	85
Loss from equity method investment	227	25
Loss on interest rate swaps	3,673	1,276
Amortization of operating leases	5,065	4,648
Gain on sale of assets	(4,624)	-
Deferred income taxes	1,377	(51,564)
Changes in operating assets and liabilities:
Accounts receivable	(3,601)	5,379
Prepaid expenses and other assets	(1,659)	(76)
Accounts payable and accrued expenses	(1,023)	(1,616)
Deferred revenue	(3,515)	(3,258)
Other liabilities	(5,275)	(4,410)
Cash provided by (used in) operating activities from continuing operations	4,729	(37,887)
Cash provided by operating activities from discontinued operations	3,907	42,585
Cash provided by operating activities	8,636	4,698

Cash flows from investing activities
Investments in intangible assets, including registration and renewal costs	(96)	(100)
Purchases of property and equipment	(73)	(48)
Proceeds from sale of trademarks	4,850	-
Proceeds from sale of discontinued operations	-	165,928
Cash provided by investing activities from continuing operations	4,681	165,780
Cash used in investing activities from discontinued operations	-	(44)
Cash provided by investing activities	4,681	165,736

Cash flows from financing activities
Proceeds from long-term debt	25,382	-
Payments of long-term debt	(19,900)	(173,161)
Proceeds from Paycheck Protection Program	769
Deferred financing costs	(3,057)	(3,250)
Repurchases of common stock	(41)	(248)
Noncontrolling interest distributions	(2,546)	(4,203)
Cash provided by (used in) financing activities from continuing operations	607	(180,862)
Cash used in financing activities from discontinued operations	-	(574)
Cash provided by (used in) financing activities	607	(181,436)

Cash and restricted cash:
Net increase (decrease) in cash and restricted cash	13,924	(11,002)
Balance — Beginning of period	8,307	16,138
Balance — End of period	$22,231	$5,136

Reconciliation to amounts on condensed consolidated balance sheets
Cash	$21,937	$3,097
Restricted cash	294	2,039
Total cash and restricted cash	$22,231	$5,136

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$33,745	$41,331
Taxes	$135	$89

Non-cash investing and financing activities
Accrued purchases of property and equipment at period end	$-	$17
Unrealized gain (loss) on interest rate swaps, net during the period	$869	$(3,086)
Receivable for sale of trademark rights	$11,315	$-

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

1.           Organization and Nature of Operations

Overview

Sequential Brands Group, Inc. (the “Company”) owns a portfolio of consumer brands in the active and lifestyle categories. The Company aims to maximize the strategic value of its brands by promoting, marketing and licensing its global brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories. The Company’s core strategy is to enhance and monetize the global reach of its existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify its portfolio of brands. The Company licenses brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of September 30, 2020, the Company had over ninety licensees, with wholesale licensees comprising a significant majority.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 31, 2020, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2019, 2018 and 2017. The financial information as of December 31, 2019 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

Reverse Stock Split and Reclassification of Prior Periods

On July 27, 2020, the Company’s previously announced 1 share-for-40 shares (1:40) reverse stock split (the “Reverse Stock Split”) of the Company’s outstanding common stock, par value $0.01 per share became effective.  All share and per share amounts in this Form 10-Q have been adjusted to reflect the Reverse Stock Split.  The stated capital attributable to common stock on the Company’s condensed consolidated balance sheet at December 31, 2019 was reduced proportionately to the Reverse Stock Split ratio, and the additional paid-in capital account was credited with the amount by which the stated capital is reduced.  Prior periods in this Form 10-Q have been reclassified to reflect this change.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2020

(UNAUDITED)

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic, which continues to spread throughout the U.S. COVID-19 is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis. As COVID-19 spread, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine continued to increase, which has affected retailers, as well as our licensees who sell to these retailers. These actions caused many retailers carrying the Company’s branded products to close in the first and second quarter of 2020, which has affected retailers, as well as our licensees who sell to these retailers. As states continue to relax and then tighten restrictions, the Company is unsure when retail stores will be ordered to close, at what capacity, or how long such periods of store closures will be needed or mandated. The impacts of COVID-19 have adversely affected the Company’s near-term and long-term revenues, earnings, liquidity and cash flows as certain licensees have requested temporary relief or deferred making their scheduled payments. However, the Company is not currently able to predict the full impact of COVID-19 on its results of operations and cash flows. The Company has proactively taken steps to increase available cash on hand including utilizing revolver borrowings under the Third Amendment to the Third Amended and Restated First Lien Credit Agreement with Bank of America, N.A. as administrative and collateral agent (the “Amended BoA Credit Agreement”). During the nine months ended September 30, 2020, the Company made net revolver borrowings of $12.7 million, excluding lender fees, under the Amended BoA Credit Agreement.

As of September 30, 2020, the Company was party to the Amended BoA Credit Agreement and the Fourth Amendment to the Third Amended and Restated Credit Agreement with Wilmington Trust, National Association as administrative agent and collateral agent (as amended from time to time, the “Amended Wilmington Credit Agreement”), collectively referred to as its loan agreements (“Loan Agreements”). See “Note 8 – Long Term Debt” with respect to compliance under the Loan Agreements and effects of COVID-19.

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

SEPTEMBER 30, 2020

(UNAUDITED)

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

SEPTEMBER 30, 2020

(UNAUDITED)

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

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees and other customers and its evaluation of their creditworthiness, payment history and account aging. The Company adopted ASU 2016-13, Financial Statements – Credit Losses (Topic 326): Measurement of Credit

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2020

(UNAUDITED)

Losses on Financial Instruments (“ASU 2016-13”) effective January 1, 2020.  ASU 2016-13 requires companies to adopt a methodology that measures expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.  The primary impact to the Company is the timing of recording expected credit losses on its trade receivables.  Accounts receivable balances deemed to be uncollectible are written off after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $2.4 million and $5.8 million as of September 30, 2020 and December 31, 2019, respectively.

The Company’s accounts receivable, net amounted to $42.9 million and $39.5 million as of September 30, 2020 and December 31, 2019, respectively. Two licensees accounted for approximately 50% (30% and 20%) of the Company’s total consolidated accounts receivable balance as of September 30, 2020 and two licensees accounted for approximately 51% (33%, and 18%) of the Company’s total consolidated accounts receivable balance as of December 31, 2019. The Company does not believe the accounts receivable balance from these licensees represents a significant collection risk based on past collection experience, however, the current environment as discussed previously may have a material impact on future collections.

Investments

The Company accounts for equity securities under ASC 321, Investments – Equity Securities (“ASC 321”). Such securities are reported at fair value in the condensed consolidated balance sheets and, at the time of purchase, are reported in the condensed consolidated statements of cash flows as an investing activity. Gains and losses on equity securities are recognized through continuing operations.  The Company recognized a gain on its equity securities of $0.2 million and loss on its equity securities of $0.4 million recorded in other (income) expense from continuing operations in the unaudited condensed consolidated statements of operations for the three months ended September 30, 2020 and 2019, respectively.  The Company recognized a gain on its equity securities of $0.5 million and loss on its equity securities of $0.1 million recorded in other (income) expense from continuing operations on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2020 and 2019.

Equity Method Investments

For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation, the Company uses the equity method of accounting. On July 1, 2016, the Company acquired a 49.9% noncontrolling interest in Gaiam Pty. Ltd. in connection with its acquisition of Gaiam Brand Holdco, LLC, which is included in other assets in the condensed consolidated balance sheets. The Company’s share of earnings from its equity method investee, which was not material for the three and nine months ended September 30, 2020 and 2019, is included in other expense (income) from continuing operations in the unaudited condensed consolidated statements of operations.

On July 2, 2020, the Company entered into an asset purchase agreement to sell its Franklin Mint trademark for $3.5 million and retained a 5% equity interest in the Franklin Mint purchaser’s entity.  The transaction will be accounted for under the equity method since a 3-5% equity interest is considered to be “more than minor” in a limited partnership investment such as this. The Company recorded an initial investment of $0.2 million in other assets included in the condensed consolidated balance sheet at September 30, 2020.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investment may not be recoverable. The difference between the carrying value of the equity method investments and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other-than-temporary.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2020

(UNAUDITED)

Intangible Assets

On an annual basis (October 1st) and as needed, the Company tests indefinite-lived trademarks for impairment through the use of discounted cash flow models. Assumptions used in the Company’s discounted cash flow models include: (i) discount rates; (ii) projected average revenue growth rates; and (iii) projected long-term growth rates. The Company’s estimates also factor in economic conditions and expectations of management, which may change in the future based on period-specific facts and circumstances.  Other intangibles with determinable lives, including certain trademarks, customer agreements and patents, are evaluated for the possibility of impairment when certain indicators are present, and are otherwise amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 2 to 15 years). The Company performed its most recent test as October 1, 2020 and did not identify any impairments.

The Company determined that the Ellen Tracy trademark should no longer be classified as an indefinite-lived intangible asset and was reclassified in the second quarter of 2020 as a finite-lived intangible asset and amortized on a straight-line basis over the remaining estimated useful life of the trademark of fifteen years.  The Company recorded amortization expense of $0.6 million and $1.2 million related to this trademark during the three and nine months ended September 30, 2020, respectively.

During the first quarter of 2020, the Company recorded non-cash impairment charges of $85.6 million consisting of $33.2 million related to the Jessica Simpson trademark, $29.8 million related to the Gaiam trademark, $12.0 million related to the Joe’s trademark and $10.6 million related to the Ellen Tracy trademark. The impairments arose due to reduced sales forecasts and higher discount rates for these brands driven by the financial impacts of COVID-19 and the current economic environment. Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows. Additionally, the Company determined that the Avia trademark should no longer be classified as an indefinite-lived intangible asset and was reclassified in the first quarter of 2020 as a finite-lived intangible asset and amortized on a straight-line basis over the remaining estimated useful life of the trademark of six years.  The Company amortized $3.4 million and $10.4 million related to this trademark during the three and nine months ended September 30, 2020, respectively.

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

SEPTEMBER 30, 2020

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

On March 27, 2020, the CARES Act was signed into law.  The CARES Act contains several new or changed income tax provisions, including but not limited to the following: increased limitation threshold for determining deductible interest expense for corporate taxpayers from 30% of adjustable taxable income to 50% of adjustable taxable income for tax years beginning in 2019 and 2020, class life changes to qualified improvement property (in general, from 39 years to

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2020

(UNAUDITED)

15 years), acceleration of the ability for corporate taxpayers to recover alternative minimum tax (“AMT”) credits, suspension of 80% of taxable income limitation on the use of net operating losses (“NOLs”) for tax years beginning before January 1, 2021 and the ability to carry back NOLs incurred from tax years 2018 through 2020 up to the five preceding tax years.  As a result of the CARES Act, it is anticipated that the Company will fully utilize all interest expense that was deferred beginning in 2018 with no additional disallowed interest expense in 2020.  The Company had accrued for an AMT credit of approximately $0.1 million which was recorded as a receivable as of December 31, 2019; payment of this AMT credit was accelerated under the CARES Act. The Company received the AMT refund as of September 30, 2020.

The Company applies the Financial Accounting Standards Board (“FASB”) guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the nine months ended September 30, 2020 and year ended December 31, 2019, the Company did not have any reserves or interest and penalties to record through current income tax expense in accordance with ASC 740, Income Taxes (“ASC 740”). Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2016 through December 31, 2019.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) attributable to Sequential Brands Group, Inc. and Subsidiaries is computed by dividing net income (loss) attributable to Sequential Brands Group, Inc. and Subsidiaries by the weighted-average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the reporting period, including stock options, PSUs and warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive. Basic weighted-average common shares outstanding is equivalent to diluted weighted-average common shares outstanding for the three and nine months ended September 30, 2020.

The computation of diluted EPS for the three and nine months ended September 30, 2020 and 2019 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unvested restricted stock	—	965	3,564	12,651

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash, restricted cash and accounts receivable. Cash is held to meet working capital needs and future acquisitions. Restricted cash is pledged as collateral for a comparable amount of irrevocable standby letters of credit for certain of the Company’s leased properties. Substantially all of the Company’s cash and restricted cash are deposited with high quality financial institutions. At times, however, such cash and restricted cash may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts as of September 30, 2020.

Concentration of credit risk with respect to accounts receivable historically has been minimal, however, the current environment as discussed previously may have a material impact on future collections. The Company performs periodic credit evaluations of its customers’ financial condition. The Company adopted ASU 2016-13, Financial

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2020

(UNAUDITED)

Statements – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) effective January 1, 2020. ASU 2016-13 requires companies to adopt a methodology that measures expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable.

Customer Concentrations

The Company recorded net revenues from continuing operations of $24.0 million and $25.4 million during the three months ended September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020, three licensees represented at least 10% of net revenue from continuing operations, accounting for 17%, 17% and 17% of the Company’s net revenue from continuing operations. During the three months ended September 30, 2019, three licensees represented at least 10% of net revenue from continuing operations, accounting for 17%, 17% and 16% of the Company’s net revenue from continuing operations.

The Company recorded net revenues from continuing operations of $66.8 million and $77.3 million during the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, three licensees represented at least 10% of net revenue from continuing operations, accounting for 18%, 18% and 17% of the Company’s net revenue from continuing operations. During the nine months ended September 30, 2019, three licensees represented at least 10% of net revenue from continuing operations, accounting for 19%, 16% and 14% of the Company’s net revenue from continuing operations.

Loss Contingencies

The Company recognizes contingent losses that are both probable and estimable. In this context, probable means circumstances under which events are likely to occur. The Company records legal costs pertaining to contingencies as incurred.

Noncontrolling Interest

Noncontrolling interest recorded for the three months ended September 30, 2020 in continuing operations represents income allocations to Elan Polo International, Inc., a member of DVS Footwear International, LLC and With You, Inc., a member of With You LLC (the partnership between the Company and Jessica Simpson).  Noncontrolling interest recorded for the nine months ended September 30, 2020 in continuing operations represents an income allocation to Elan Polo International, Inc. and a loss allocation to With You, Inc.

Reportable Segment

An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker (the “CODM”) to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. The Company’s CODM, the Executive Chairman, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has determined that it has a single operating and reportable segment. In addition, the Company has no foreign

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2020

(UNAUDITED)

offices or any assets in foreign locations. The majority of the Company’s operations consist of a single revenue stream, which is the licensing of its trademark portfolio, with additional revenues derived from certain commissions.

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

3.         Discontinued Operations

On June 10, 2019, the Company completed the sale of MSLO, a Delaware corporation and a wholly-owned subsidiary of the Company, for $166 million in cash consideration, plus additional amounts in respect of pre-closing accounts receivable that are received after the closing, subject to certain adjustments, pursuant to the Purchase Agreement with the Buyer entered into on April 16, 2019.  In addition, the Purchase Agreement provides for an earnout of up to $40,000,000 if certain performance targets are achieved during the three calendar years ending December 31, 2020, December 31, 2021 and December 31, 2022.  MSLO and its subsidiaries were engaged in the business of promoting, marketing and licensing the Martha Stewart and the Emeril Lagasse brands through various distribution channels.  The Company recorded a pre-tax loss of $1.6 million and $2.0 million on the sale of MSLO during the nine months ended September 30, 2020 and 2019, respectively which is recorded in discontinued operations in the unaudited condensed consolidated statements of operations.

During the nine months ended September 30, 2019, the Company recorded non-cash impairment charges of $161.2 million for indefinite-lived intangible assets related to the Martha Stewart and Emeril Lagasse trademarks.  The impairments arose during the sale process for the Martha Stewart and Emeril Lagasse brands due to the difference in the fair value as indicated by the sales price as compared to the carrying values of the intangible assets included in the

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2020

(UNAUDITED)

transaction.  The sale of the Martha Stewart and Emeril Lagasse brands was approved by the Board of Directors on April 15, 2019, to allow the Company to achieve one of its top priorities in significantly reducing its debt.  These charges are included in discontinued operations in the unaudited condensed consolidated statements of operations. The Company recorded a net loss from discontinued operations of less than $0.1 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively. The Company recorded a net loss from discontinued operations of $1.2 million and $122.2 million for the nine months ended September 30, 2020 and 2019, respectively.

The financial results of MSLO for the three and nine months ended September 30, 2020 and 2019 are presented as income (loss) from discontinued operations, net of taxes in the unaudited condensed consolidated statements of operations.  The following table presents the discontinued operations in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Net revenue	$-	$-	$-	$18,771
Operating expenses	-	114	-	16,503
Impairment charges	-	-	-	161,224
Loss on sale of MSLO	-	-	1,592	2,008
Loss from discontinued operations	-	(114)	(1,592)	(160,964)
Other expense (income)	42	136	(20)	236
Interest expense	-	-	-	3,570
Loss from discontinued operations before income taxes	(42)	(250)	(1,572)	(164,770)
(Benefit from) provision for income taxes	(10)	59	(369)	(42,578)
Loss from discontinued operations, net of income taxes	$(32)	$(309)	$(1,203)	$(122,192)

The Company used cash proceeds from the MSLO sale to make mandatory prepayments of $109.6 million on the Revolving Credit Facility and voluntary prepayments of $44.4 million on its Tranche A-1 Term Loans (see Note 8).  In accordance with ASC 205-20-45-6, Presentation of Financial Statements – Discontinued Operations, no interest was allocated for the three months ended September 30, 2019. The Company has allocated interest expense of $3.6 million for the nine months ended September 30, 2019 related to the portion of debt that was required to be paid as part of the transaction and accretion on certain MSLO legacy and guaranteed payments.  No interest expense was allocated for the three and nine months ended September 30, 2020.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2020

(UNAUDITED)

The following table presents the assets and liabilities from discontinued operations as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019

	(in thousands)
Carrying amount of assets included as part of discontinued operations:
Current Assets:
Prepaid expenses and other current assets	$152	$6,839
Total current assets from discontinued operations	$152	$6,839

Carrying amount of liabilities included as part of discontinued operations:
Current Liabilities:
Accounts payable and accrued expenses	$382	$1,959
Total current liabilities from discontinued operations	$382	$1,959

The prepaid expenses and other current assets at September 30, 2020 consists of a $0.2 million receivable due to the Company from the Buyer in accordance with the terms of the Purchase Agreement.

The following table presents the cash flow from discontinued operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Cash provided by discontinued operating activities	$3,907	$42,585
Cash used in discontinued investing activities	$-	$(44)
Cash used in discontinued financing activities	$-	$(574)

Cash provided by discontinued operating activities was approximately $3.9 million for the nine months ended September 30, 2020 compared to $42.6 million for the nine months ended September 30, 2019. The cash provided by discontinued operating activities for the nine months ended September 30, 2020 is primarily due to receipt of a portion of the receivable due the Company from the Buyer in accordance with the terms of the Purchase Agreement.  The cash provided by discontinued operating activities for the nine months ended September 30, 2019 is primarily driven by the benefit from income taxes. The cash used in discontinued investing activities for the nine months ended September 30, 2019 is related to purchases of property and equipment and investments in intangible assets.  The cash used in discontinued financing activities for the nine months ended September 30, 2019 is related to MSLO guaranteed payments.

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

SEPTEMBER 30, 2020

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

During the first quarter of, 2020, the Company recorded non-cash impairment charges of $85.6 million consisting of $33.2 million related to the Jessica Simpson trademark, $29.8 million related to the Gaiam trademark, $12.0 million related to the Joe’s trademark and $10.6 million related to the Ellen Tracy trademark. The impairments arose due to reduced sales forecasts and higher discount rates for these brands driven by the financial impacts of COVID-19 and the current economic environment. Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows, a Level 3 measurement within the fair value hierarchy.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2020

(UNAUDITED)

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

As of September 30, 2020 and December 31, 2019, there were no assets or liabilities that are required to be measured at fair value on a recurring basis, except for interest rate swaps and equity securities. The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at September 30, 2020 and December 31, 2019:

		Carrying Value		Fair Value
Financial Instrument	Level	9/30/2020	12/31/2019	9/30/2020	12/31/2019

	(in thousands)
Equity securities	1	$532	$47	$532	$47
Interest rate swaps - liability	2	$7,961	$6,514	$7,961	$6,514
Term loans	2	$445,331	$453,831	$444,331	$451,483
Revolving loan	2	$28,340	$14,358	$28,385	$14,323

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

During the nine months ended September 30, 2019, the Company determined that a portion of one of the hedges was no longer effective due to the repayment of certain debt with the proceeds from the sale of MSLO (see Note 8).  As a result, in accordance with ASC 815-30-40-6A, the Company de-designated it as a cash flow hedge and reclassified a loss of $0.4 million from other comprehensive loss to other expense in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2019.  Changes in the fair value of the de-designated interest rate swap after the de-designation date are being recognized through continuing operations.  The Company recorded a loss of less than $0.1 million and $4.3 million in other expense from continuing operations in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020, respectively. The Company recorded a loss of $0.4 million and $0.9 million in other expense from continuing operations in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2020

(UNAUDITED)

The components of the 2018 Swap Agreements as of September 30, 2020 are as follows:

	Notional Value	Derivative Asset	Derivative Liability

	(in thousands)
LIBOR based loans	$300,000	$—	$7,961

For purposes of this fair value disclosure, the Company based its fair value estimate for the Term Loans and Revolving Loan (each, as defined in Note 8 – both under and prior to the amendment) on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the Loan Agreements based on interest rates as of September 30, 2020 and December 31, 2019 for debt with similar risk characteristics and maturities.

5.           Revenues

The Company has entered into various license agreements that provide revenues in exchange for use of the Company’s IP. Licensing agreements are the Company’s primary source of revenue. The Company also derives revenue from other sources such as sales commissions and vendor placement commissions.

Disaggregated Revenue

The following table presents revenue from continuing operations disaggregated by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Licensing agreements	$23,884	$25,084	$66,522	$76,859
Other	140	308	327	472
Total	$24,024	$25,392	$66,849	$77,331

Contract Balances

Contract assets represent unbilled receivables and are presented within accounts receivable, net on the condensed consolidated balance sheets. Contract liabilities represent unearned revenues and are presented within the current portion of deferred revenue on the condensed consolidated balance sheets.

The below table summarizes the Company’s contract assets and contract liabilities:

	September 30,	December 31,
	2020	2019

	(in thousands)
Contract assets	$1,821	$1,803
Contract liabilities	1,449	3,040

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company has reviewed its various revenue streams for its existing contracts under the five-step approach. The Company

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2020

(UNAUDITED)

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

The below table summarizes amounts related to future performance obligations from continuing operations under fixed contractual arrangements as of September 30, 2020 and the periods in which they are expected to be earned and recognized as revenue:

	Remainder of 2020	2021	2022	2023	2024	Thereafter

	(in thousands)
Future Performance Obligations	$12,578	$36,484	$14,590	$12,401	$2,466	$586

The Company does not disclose the amount attributable to unsatisfied or partially satisfied performance obligations for variable revenue contracts in accordance with the optional exemption allowed for under ASC 606. The Company has categorized certain contracts as variable when there is a history and future expectation of exceeding guaranteed minimum royalties.

6.           Leases

The Company has operating leases for certain properties for its offices and showrooms. The Company adopted ASU 2016-02 as of January 1, 2019.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2020

(UNAUDITED)

The Company evaluates its ROU assets for impairment in accordance with ASC 360.  No impairment of ROU assets existed as of September 30, 2020.  The operating lease assets and liabilities recorded on the condensed consolidated balance sheet as of September 30, 2020 are summarized as follows:

		September 30,
	Classification on Balance Sheet	2020
Assets		(in thousands)
Non-current	Right-of-use assets - operating leases	$52,240

Liabilities
Current	Current portion of lease liabilities - operating leases	$3,267
Non-current	Lease liabilities - operating leases, net of current portion	52,222
Total operating lease liabilities		$55,489

Weighted average remaining lease term (in years)		12.6

Rent expense is recognized on a straight-line basis over the term of the lease.  Rent expense for operating leases was $1.7 million and $1.5 million for the three months ended September 30, 2020 and 2019.  Rent expense for operating leases was $5.0 million and $4.6 million for the nine months ended September 30, 2020 and 2019, respectively.  Sublease income (in which we are the sublessor) is recognized on a straight-line basis over the term of the sublease, as a reduction to lease expense. Sublease income was $0.8 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively.  Sublease income was $1.9 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively.  All of the aforementioned amounts are included in continuing operations.

As of September 30, 2020, the maturities of the Company’s lease liabilities were as follows:

Operating Leases
(in thousands)
Remainder of 2020	$1,715
2021	6,942
2022	6,952
2023	6,844
2024	6,857
Thereafter	53,808
Total minimum lease payments	83,118
Less: imputed interest	27,629
Lease liabilities	$55,489

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2020

(UNAUDITED)

7.           Intangible Assets

Intangible assets are summarized as follows:

		Gross
	Useful Lives	Carrying	Accumulated	Net Carrying
September 30, 2020	(Years)	Amount	Amortization	Amount

		(in thousands)
Finite-lived intangible assets:
Trademarks	5 - 15	$130,627	$(17,150)	$113,477
Customer agreements	4	2,080	(2,080)	-
Patents	10	95	(71)	24
		$132,802	$(19,301)	113,501
Indefinite-lived intangible assets:
Trademarks				376,437
Intangible assets, net				$489,938

		Gross
	Useful Lives	Carrying	Accumulated	Net Carrying
December 31, 2019	(Years)	Amount	Amortization	Amount

		(in thousands)
Finite-lived intangible assets:
Trademarks	5 - 15	$12,491	$(4,515)	$7,976
Customer agreements	4	2,200	(2,198)	2
Patents	10	95	(64)	31
		$14,786	$(6,777)	8,009
Indefinite-lived intangible assets:
Trademarks				591,958
Intangible assets, net				$599,967

Estimated future annual amortization expense for intangible assets in service as of September 30, 2020 is summarized as follows:

Years Ended December 31,	(in thousands)
Remainder of 2020	$4,488
2021	17,963
2022	17,963
2023	17,611
2024	16,546
Thereafter	38,930
$113,501

Amortization expense from continuing operations was approximately $4.5 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively.  Amortization expense from continuing operations was approximately $12.9 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Finite-lived intangible assets represent trademarks, customer agreements and patents related to the Company’s brands. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2020

(UNAUDITED)

The carrying value of finite-lived intangible assets and other long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. As of September 30, 2020, the trademarks of Jessica Simpson, AND1, Joe’s, GAIAM and Caribbean Joe have been determined to have indefinite useful lives, and accordingly, consistent with ASC Topic 350, no amortization has been recorded in the Company’s unaudited condensed consolidated statements of operations. Instead, each of these intangible assets are tested for impairment annually and as needed on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is performed as of October 1, the beginning of the Company’s fourth fiscal quarter. The Company performed its most recent test as October 1, 2020 and did not identify any impairments.

During the second quarter of 2020, the Company determined that the Ellen Tracy trademark should no longer be classified as an indefinite-lived intangible asset and was reclassified in the second quarter of 2020 as a finite-lived intangible asset and amortized on a straight-line basis over the remaining estimated useful life of the trademark of fifteen years.  The Company amortized $0.6 million and $1.2 million related to this trademark during the three and nine months ended September 30, 2020, respectively.

During the first quarter of 2020, the Company determined that the Avia trademark should no longer be classified as an indefinite-lived intangible asset and was reclassified in the first quarter of 2020 as a finite-lived intangible asset and amortized on a straight-line basis over the remaining estimated useful life of the trademark of six years. The Company amortized $3.4 million and $10.4 million related to this trademark during the three and nine months ended September 30, 2020, respectively.

During the three months ended September 30, 2020, the Company entered into an asset purchase agreement to sell its Franklin Mint and Linen ‘n Things trademarks for $3.9 million. The Company retained a 5% equity interest in the Franklin Mint purchaser’s entity. The Company recorded a gain on sale of assets of $3.7 million related to the sale of the Franklin Mint and Linen ‘n Things trademarks on July 2, 2020. During the nine months ended September 30, 2020, the Company recorded a gain on sale of assets of $4.6 million consisting of $0.9 million related to the sale of the Nevados trademark on June 19, 2020 and $3.7 million related to the sale of the Franklin Mint and Linen ‘n Things trademarks on July 2, 2020.

On October 24, 2019, a licensee for Avia exercised a purchase option in their existing license agreement to acquire ownership of the Avia trademark registered in China for $12.3 million, effective as of January 15, 2020.  The $12.3 million was originally payable in installments over a period of three years as follows: $3.3 million on June 30, 2020, $5.0 million on June 30, 2021 and $4.0 million on June 30, 2022. The present value of the proceeds from the sale of $11.3 million are applied against the cost basis of the intangible asset on the Company’s condensed consolidated balance sheet as of September 30, 2020.  On July 22, 2020, the Company amended the agreement giving the licensee an option to modify the total purchase price to $8.8 million if payment was made in full by August 15, 2020, or to continue with the $12.3 million purchase price under a modified payment plan.   The licensee did not pay the $8.8 million settlement amount by August 15, 2020 and now the $12.3 million is payable in installments over a period of three years as follows: $1.65 million on September 30, 2020, $1.65 million on December 30, 2020, $5.0 million on June 30, 2021 and $4.0 million on June 30, 2022. In the event the licensee fails to pay the purchase price as per the amended schedule, the Company has the right to take back the trademark.

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

SEPTEMBER 30, 2020

(UNAUDITED)

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

During the first quarter of 2020, the Company recorded non-cash impairment charges of $85.6 million consisting of $33.2 million related to the Jessica Simpson trademark, $29.8 million related to the Gaiam trademark, $12.0 million related to the Joe’s trademark and $10.6 million related to the Ellen Tracy trademark. The impairments arose due to reduced sales forecasts and higher discount rates for these brands driven by the financial impacts of COVID-19 and the current economic environment. Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows.

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

8.           Long-Term Debt

The components of long-term debt are as follows:

	September 30,	December 31,
	2020	2019

	(in thousands)
Secured Term Loans	$445,331	$453,831
Revolving Credit Facility	28,340	14,358
Unamortized deferred financing costs	(20,283)	(22,189)
Total long-term debt, net of unamortized deferred financing costs	453,388	446,000
Less: current portion of long-term debt	17,000	12,750
Long-term debt	$436,388	$433,250

Debt Facilities

On November 16, 2020, the Company entered into the Fifth Amendment to its Third Amended and Restated Credit Agreement (as amended, the “Amended Wilmington Credit Agreement”) with Wilmington Trust, National Association, as administrative agent and collateral agent (the “Wilmington Agent”) and the lenders party thereto (the “Wilmington Facility Loan Parties”).  The amendments modified the covenants in, and obtained a waiver through

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2020

(UNAUDITED)

December 31, 2020 of defaults under, the Amended Wilmington Credit Agreement.  However, as a result of the impacts of the COVID-19 pandemic, the Company is not currently forecasted to be able to comply, in the next twelve months, with certain of the financial covenants under the Amended Wilmington Credit Agreement. If the Company fails to comply with such financial covenants, an event of default under the Loan Agreements would be triggered and its obligations under the Loan Agreements may be accelerated.

Management continues to evaluate strategic alternatives, including the divestiture of one or more existing brands or a sale of the Company. The risk of non-compliance creates a material uncertainty that casts substantial doubt with respect to the ability of the Company to continue as a going concern.  The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These unaudited condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities that would be necessary if the Company was unable to realize its assets and settle its liabilities as a going concern in the normal course of operations.

On March 30, 2020, the Company entered into the Fourth Amendment (“Fourth Amendment”) to the Amended Wilmington Credit Agreement.  Pursuant to the Amended Wilmington Credit Agreement, no mandatory amortization payments are required until September 30, 2020. The Fourth Amendment allows for the netting of up to $5 million in cash of the Company and its subsidiaries for purposes of calculating the leverage ratio covenants, except for the quarter ended March 31, 2020 which allowed for netting of up to $10 million in cash.  On August 11, 2020, pursuant to the terms of the Amended Wilmington Credit Agreement, the Company added a new director to sit on its Board of Directors.  The Company incurred $3.1 million in lender fees associated with the amendment which was recorded in deferred financing costs in accordance with ASC 470, Debt, and included in long-term debt, net of current portion in the condensed consolidated balance sheet.  These fees are being amortized using the effective interest rate method over the remainder of the term of the Amended Wilmington Credit Agreement.

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

SEPTEMBER 30, 2020

(UNAUDITED)

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

The loans under the BoA Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) with respect to the Revolving Loans and the Tranche A Loans (a) the LIBOR rate plus 3.50% per annum or (b) the base rate plus 2.50% per annum and (ii) with respect to the Tranche A-1 Loans (a) the LIBOR rate plus 7.00% per annum or (b) the base rate plus 6.00% per annum. The loans under the BoA Credit Agreement provide for interest rate reductions if certain leverage ratios are achieved, with minimum interest rates equal to (i) with respect to the Revolving Loans and the Tranche A Loans (a) the LIBOR rate plus 3.00% per annum or (b) the base rate plus 2.00% per annum and (ii) with respect to the Tranche A-1 Loans (a) the LIBOR rate plus 6.00% per annum or (b) the base rate plus 5.00% per annum.  The undrawn portions of the Revolving Credit Commitments are subject to a commitment fee of 0.375% per annum.  As of September 30, 2020, the Company had $1.4 million available under the current revolving credit facility (the “Revolving Credit Facility”).

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2020

(UNAUDITED)

The BoA Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the BoA Facility Loan Parties and their subsidiaries. Moreover, the BoA Credit Agreement contains financial covenants that require the BoA Facility Loan Parties and their subsidiaries to (i) maintain a positive net income, (ii) satisfy a maximum loan to value ratio initially set at 50.0% (applicable to the Revolving Loans and Tranche A Loans) decreasing over the term of the BoA Credit Agreement until reaching a final maximum loan to value ratio of 42.5% and (iii) satisfy a maximum consolidated first lien leverage ratio, initially set at 3.875:1:00, decreasing over the term of the BoA Credit Agreement until reaching a final maximum ratio of 2.875:1.00 for the fiscal quarter ending September 30, 2022 and thereafter. At September 30, 2020, the Company is in compliance with the covenants included in the Amended BoA Credit Agreement.

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

SEPTEMBER 30, 2020

(UNAUDITED)

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

During the nine months ended September 30, 2019, the Company determined that a portion of one of the hedges was no longer effective due to the repayment of certain debt with the proceeds from the sale of MSLO. As a result, in accordance with ASC 815-30-40-6A, the Company de-designated it as a cash flow hedge and reclassified a loss of $0.4 million from other comprehensive loss to other expense in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2019.  Changes in the fair value of the de-designated interest rate swap after the de-designation date are being recognized through continuing operations.  The Company recorded a loss of less than $0.1 million and $4.3 million in other expense from continuing operations in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020, respectively. The Company recorded a loss of $0.4 million and $0.9 million in other expense from continuing operations in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2020

(UNAUDITED)

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

The Company has been cooperating with an investigation by the Securities and Exchange Commission (the “SEC”) into the Company’s controls and practices surrounding impairment analyses of goodwill and intangible assets in 2016 and 2017.  On July 17, 2020, the Company received a “Wells Notice” from the SEC related to this investigation.  A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The Wells Notice informed the Company that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company that would allege certain civil violations of the federal securities laws under Section 17 of the Securities Act of 1933 and Section 13 of the Securities Exchange Act of 1934 related to its goodwill impairment actions in 2016 and 2017. The Company believes that it has complied with GAAP and SEC rules during such periods in all financial matters including goodwill and intangible assets but can provide no assurance that the SEC will agree ultimately.  The Company intends to pursue the Wells Notice process and has responded to the SEC staff’s position with a Wells submission.  The Company cannot predict the duration or outcome of this matter. Costs related to this matter may be significant.

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

As of September 30, 2020, the Company had recorded $2.0 million in accrued expenses in the condensed consolidated balances sheets related to litigation contingencies and claims.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2020

(UNAUDITED)

10.           Stock-based Compensation

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2020:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual Life
	Options	Exercise Price	(in Years)

Outstanding - January 1, 2020	737	$334.00	2.4
Granted	—	—
Exercised	—	—
Forfeited or canceled	(250)	(517.20)
Outstanding at September 30, 2020	487	$240.00	2.6
Exercisable - September 30, 2020	487	$240.00	2.6

There was no compensation expense related to stock options for the three and nine months ended September 30, 2020 and 2019. At September 30, 2020, there is no unrecognized compensation expense related to stock options and no unvested stock options.

Warrants

The following table summarizes the Company’s outstanding warrants for the nine months ended September 30, 2020:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual Life
	Warrants	Exercise Price	(in Years)

Outstanding - January 1, 2020	5,000	$532.80	5.4
Granted	—	—
Exercised	—	—
Forfeited or canceled	—	—
Outstanding at September 30, 2020	5,000	$532.80	4.7
Exercisable - September 30, 2020	5,000	$532.80	4.7

There was no compensation expense related to warrants for the three and nine months ended September 30, 2020 and 2019. At September 30, 2020, there is no unrecognized compensation expense related to warrants and no unvested warrants.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2020

(UNAUDITED)

Restricted Stock

A summary of the Company’s time-based restricted stock activity for the nine months ended September 30, 2020 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
		Grant Date Fair	Contractual Life
	Number of Shares	Value	(in Years)

Unvested - January 1, 2020	13,056	$34.00	0.5
Granted	5,000	14.80
Vested	(16,614)	(28.53)
Forfeited or cancelled	(1,442)	(32.00)
Unvested - September 30, 2020	—	$—	—

During the nine months ended September 30, 2020, the Company granted 5,000 shares of time-based restricted stock to the Company’s Chief Executive Officer as an inducement grant.  These shares had a grant date fair value of $0.1 million and vested on the grant date. The Company recorded $0.1 million during the nine months ended September 30, 2020 as compensation expense from continuing operations pertaining to this grant.

During the nine months ended September 30, 2019, the Company granted 11,614 shares of time-based restricted stock to members of the Company’s Board of Directors. These shares had a grant date fair value of $0.4 million and vest over a period of one year. The Company recorded $0.1 million and $0.2 million during the three and nine months ended September 30, 2019, respectively, as compensation expense from continuing operations pertaining to these grants.

No compensation expense from continuing operations was recorded related to time-based restricted stock grants for the three months ended September 30, 2020. Total compensation expense from continuing operations related to time-based restricted stock grants for the three months ended September 30, 2019 was $0.1 million. Total compensation expense from continuing operations related to time-based restricted stock grants for the nine months ended September 30, 2020 and 2019 was $0.2 million and $0.3 million, respectively. At September 30, 2020, there is no unrecognized compensation expense related to time-based restricted stock grants.

Restricted Stock Units

A summary of the Company’s time-based restricted stock units activity for the nine months ended September 30, 2020 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
		Grant Date Fair	Contractual Life
	Number of Shares	Value	(in Years)

Unvested - January 1, 2020	10,708	$56.80	1.3
Granted	10,000	14.80
Vested	(4,553)	(97.98)
Forfeited or canceled	(1,250)	(95.60)
Unvested - September 30, 2020	14,905	$24.93	1.8

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2020

(UNAUDITED)

During the nine months ended September 30, 2020, the Company granted 10,000 shares of time-based restricted stock to the Company’s Chief Executive Officer as an inducement grant.  These shares had a grant date fair value of $0.1 million and vest over a period of three years.  The Company recorded less than $0.1 million during both the three and nine months ended September 30, 2020 as compensation expense from continuing operations pertaining to this grant.

The Company did not grant time-based restricted stock units during the three and nine months ended September 30, 2019.

Total compensation expense from continuing operations related to time-based restricted stock unit grants for each of the three months ended September 30, 2020 and 2019 was less than $0.1 million. Total compensation expense from continuing operations related to time-based restricted stock unit grants for the nine months ended September 30, 2020 and 2019 was $0.2 million and $0.7 million, respectively. Total unrecognized compensation expense from continuing operations related to time-based restricted stock unit grants at September 30, 2020 amounted to $0.2 million and is expected to be recognized over a weighted-average period of 1.8 years.

Performance Stock Units

A summary of the Company’s PSUs activity for the nine months ended September 30, 2020 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
		Grant Date Fair	Contractual Life
	Number of Shares	Value	(in Years)

Unvested - January 1, 2020	3,249	$180.40	—
Granted	22,500	14.80
Vested	—	—
Forfeited or canceled	(3,249)	(180.45)
Unvested - September 30, 2020	22,500	$14.80	2.3

During the nine months ended September 30, 2020, the Company granted 22,500 PSUs to the Company’s Chief Executive Officer as an inducement grant.  These shares had a grant date fair value of $0.3 million and vest over a period of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned. The Company did not record any compensation expense during the three and nine months ended September 30, 2020 as the likelihood of these PSUs being earned was not considered probable.

On March 27, 2019, the Compensation Committee voted to approve, on a discretionary basis, vesting of 5,785 PSUs to employees and consultants previously granted during the years ended December 31, 2016, 2017 and 2018, subject to achievement of certain of the Company’s performance metrics within each fiscal year. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date the modification of the performance metric was communicated to employees and consultants. Total compensation expense related to these PSUs of $0.2 million was recorded as operating expenses from continuing operations in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2019.

No compensation expense was recorded for the three and nine months ended September 30, 2020 due to the achievement of performance metrics not being deemed probable.  No compensation expense was recorded for the three months ended September 30, 2019 due to the achievement of performance metrics not being deemed probable.  Total compensation expense from continuing operations related to the PSUs for the nine months ended September 30, 2019 was $0.2 million.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2020

(UNAUDITED)

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

The controlling partner at TCP, William Sweedler, assumed the role of Executive Chairman and Principal Executive Officer of the Company as of October 27, 2020. Mr. Sweedler will not be receiving any cash compensation in connection with serving as Executive Chairman.

The Company reimbursed TCP less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2020, respectively, for out-of-pocket expenses in connection with their services. The Company reimbursed TCP less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2019, respectively, for out-of-pocket expenses in connection with their services. These amounts are included in operating expenses from continuing operations in the Company’s unaudited condensed consolidated financial statements. The Company paid TCP $0.1 million for services under the Amended TCP Agreement during the nine months ended September 30, 2020.  The Company paid TCP $0.2 million and $0.7 million for services under the Amended TCP Agreement during the three and nine months ended September 30, 2019.  At September 30, 2019, there were $0.2 million due to TCP for services. At September 30, 2020 and December 31, 2019, there was $0.2 million due to TCP for services and less than $0.1 million due for reimbursement of expenses. The Company paid $1.8 million in transaction fees to TCP related to the sale of MSLO during the nine months ended September 30, 2019.

Transactions with Tommie Copper, Inc.

The Company entered into an agreement with Tommie Copper, Inc. (“TCI”), an affiliate of TCP, under which the Company received a fee for facilitating certain distribution arrangements.  During the nine months ended September 30, 2020, the Company recorded a direct charge-off of $1.5 million upon receipt of final payment from TCI of $1.5 million. At September 30, 2020, the Company had no net current receivable due from TCI. At December 31, 2019, the Company had a net current receivable of $0.1 million due from TCI.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2020

(UNAUDITED)

Transactions with E.S. Originals, Inc.

A division president of the Company maintains a passive ownership interest in one of the Company’s licensees, E.S. Originals, Inc. (“ESO”). The Company receives royalties from ESO under license agreements for certain of the Company’s brands in the footwear category. The Company recorded $1.4 million and $1.2 million of revenue from continuing operations for each of the three months ended September 30, 2020 and 2019, respectively, for royalties, commission, and advertising revenue earned from ESO license agreements. The Company recorded $3.9 million and $3.7 million of revenue from continuing operations for the nine months ended September 30, 2020 and 2019, respectively for royalties, commission, and advertising revenue earned from ESO license agreements. At September 30, 2020, the Company had recorded $1.4 million as accounts receivable from ESO in the condensed consolidated balance sheets. At December 31, 2019, the Company had recorded $0.2 million as long-term receivable in other assets from ESO in the condensed balance sheet.

In addition, the Company had entered into a license-back agreement with ESO under which the Company reacquired the rights to certain international territories in order to re-license these rights to an unrelated party. No license-back expense was recorded for the three and nine months ended September 30, 2020. The Company recorded less than $0.1 million and $0.2 million in license-back expense from continuing operations for the three and nine months ended September 30, 2019.

Transactions with Centric Brands Inc.

During the fourth quarter of 2018, Centric Brands, Inc. (“Centric”), an affiliate of TCP, acquired a significant portion of Global Brands Group Holding Limited’s (“GBG”) North American licensing business. During the fourth quarter of 2019, the Company and Centric entered into a license agreement under the Jessica Simpson brand in addition to its existing license for the Joe’s brands. The Company recorded approximately $1.5 million and $4.8 million for royalty revenue earned from the Centric license agreements for the three and nine months ended September 30, 2020. The Company recorded approximately $1.6 million and $4.8 million for royalty revenue earned from the Centric license agreements for the three and nine months ended September 30, 2019. At September 30, 2020 and December 31, 2019, the Company had $3.9 million and $1.0 million recorded as accounts receivable from Centric in the condensed consolidated balance sheets.  At September 30, 2020 and December 31, 2019, the Company had accrued $0.9 million payable as accounts payable and accrued expenses to Centric in the condensed consolidated balance sheets. As of October 9, 2020, Centric emerged from Chapter 11 bankruptcy and as of that date is no longer an affiliate of TCP.

Transactions with Daytona Apparel Group

During the third quarter of 2020, the Company and Daytona Apparel Group (“Daytona”), an affiliate of TCP, entered into a license agreement under the Ellen Tracy brand. The Company recorded less than $0.1 million for royalty revenue earned from the Daytona license agreements for the three months ended September 30, 2020. At September 30, 2020, the Company had $0.1 million recorded as accounts receivable from Daytona in the condensed consolidated balance sheets.

Transactions with REL Consulting

On June 15, 2020, the Company entered into a consulting agreement with REL Consulting, Inc. (the “REL Consultant”), who is employed by an affiliated party to the Company through the Company’s Chairman of the Board.  The REL Consultant is engaged for a one year term and will receive a fee of $0.1 million for the entire annual period to be paid in equal installments on a monthly basis over the term of the agreement.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2020

(UNAUDITED)

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

The Company paid Lifestyle Research Center LLC $0.8 million in connection with other related services under the Intangible Asset Agreement during the nine months ended September 30, 2019, respectively which is recorded in discontinued operations on the unaudited condensed consolidated statements of operations. The Intangible Asset Agreement with the Company ended as of June 10, 2019.

The Company paid $1.0 million in transaction fees to Ms. Stewart related to the sale of MSLO in 2019.

During the nine months ended September 30, 2019, the Company made payments of $0.6 million to Ms. Stewart in connection with the terms of the IP License Agreement. The IP License Agreement with the Company ended as of June 10, 2019. During the nine months ended September 30, 2019, the Company expensed non-cash interest of $0.1 million related to the accretion of the present value of these guaranteed contractual payments, which is recorded in discontinued operations on the unaudited condensed consolidated statements of operations.

12.          Subsequent Events

On November 16, 2020, the Company and certain of its subsidiaries amended its Third Amended and Restated Credit Agreement with Wilmington Trust, National Association, as administrative agent and collateral agent and the Wilmington Facility Loan Parties party thereto.  The amendments, among other matters, waive existing defaults under the Credit Agreement through December 31, 2020; limit the Company’s ability to conduct certain dispositions and make certain restricted payments and investments without the consent of the Wilmington Facility Loan Parties; prohibit the repayment of existing indebtedness, the incurrence of new indebtedness or the creation of liens in each case without the consent of the Wilmington Facility Loan Parties; provide certain information rights and other assurances to the Wilmington Facility Loan Parties, including with respect to the Company’s ongoing strategic review process.  The amendments also provide that, if the Wilmington Facility Loan Parties under the Credit Agreement continue to be lenders as of April 1, 2021, the Wilmington Facility Loan Parties under the Credit Agreement shall have the right to appoint an independent majority of the Company’s Board of Directors.

On November 13, 2020, the Company entered into a lease termination agreement (the “Termination Agreement”) for its former corporate headquarters in New York, NY.  The Company, in accordance with the terms of the Termination Agreement paid an agreed upon termination fee and final rent payments of approximately $6.7 million.  As part of the Termination Agreement, the Company replenished its letter of credit of $1.4 million by drawing down on its Revolving Credit Facility.  As of November 16, 2020, the Company was fully drawn under its Revolving Credit Facility.

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

We license our brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of September 30, 2020, we had over ninety licensees, with wholesale licensees comprising a significant majority.

Our license agreements typically require a licensee to pay us royalties based upon net sales and, in most cases, contain guaranteed minimum royalties. Our license agreements often require licensees to support the brands by either paying or spending contractually guaranteed minimum amounts for the marketing and advertising of the respective licensed brands. As of September 30, 2020, we had contractual rights to receive an aggregate of  $219.0 million in minimum royalty and marketing and advertising revenue from our licensees through the balance of the current terms of such licenses, excluding any renewal option periods.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 31, 2020, for a discussion of our critical accounting policies. During the nine months ended September 30, 2020, there were no material changes to these policies.

Impact of COVID-19

The COVID-19 pandemic has resulted in state-government mandated store closures and social distancing measures throughout most of the U.S.  As states continue to relax and then tighten restrictions, we are unsure when retail stores will be ordered to close, at what capacity, or how long such periods of store closures will be needed or mandated.  Accordingly, the COVID-19 pandemic has adversely affected our second quarter and our projected long-term revenues, earnings, liquidity and cash flows. However, the situation is dynamic, and we are not currently able to predict the full impact of COVID-19 on our results of operations and cash flows.  In response to COVID-19, we have taken the following actions:

●	Increasing available cash on hand including utilizing revolver borrowings under the Amended BoA Credit Agreement. We made net revolver borrowings of $12.7 million, excluding lender fees, under the Amended BoA Credit Agreement;
●	Implementing temporary salary reductions across the Company;
●	Obtained a Paycheck Protection Program (“PPP”) loan of $769,295 on May 18, 2020 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”);
●	Decreasing operating expenses through marketing spend reductions and deferral of non-essential spending;
●	Continuing to evaluate strategic alternatives; and
●	Proactively partnering with our lender base to provide more flexibility.

On November 16, 2020, the Company modified the covenants in, and obtained a waiver through December 31, 2020 of defaults under, the Amended Wilmington Credit Agreements.  However, as a result of the impacts of the COVID-19 pandemic, the Company is not currently forecasted to be able to comply, in the next twelve months, with certain of the financial covenants under the Amended Wilmington Credit Agreement. If the Company fails to comply with its financial covenants, as modified, a default under the Loan Agreements would be triggered and the Company’s obligations under the Loan Agreements may be accelerated. The risk of non-compliance creates a material uncertainty that casts substantial doubt with respect to our ability to continue as a going concern.  The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These unaudited condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities that would be necessary if we were unable to realize our assets and settle our liabilities as a going concern in the normal course of operations.

During the first quarter of 2020, we recorded non-cash impairment charges of $85.6 million consisting of $33.2 million related to the Jessica Simpson trademark, $29.8 million related to the Gaiam trademark, $12.0 million related to the Joe’s trademark and $10.6 million related to the Ellen Tracy trademark. The impairments arose due to reduced sales forecasts and higher discount rates for these brands driven by the financial impacts of COVID-19 and the current economic environment. Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows.

Discontinued Operations

Due to the sale of MSLO during the second quarter of 2019 (see Note 3 in this Form 10-Q), we have classified the results of MSLO as discontinued operations in our unaudited condensed consolidated statements of operations for all periods presented.  The related assets and liabilities directly associated with MSLO are classified as discontinued operations in our unaudited condensed consolidated balance sheets for all periods presented.

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

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Three Months Ended September 30,		Better/(Worse)
	2020	2019	(Dollars)
	(in thousands)
Net revenue	$24,024	$25,392	$(1,368)
Operating expenses	8,726	12,247	3,521
Impairment charges	-	33,109	33,109
Gain on sale of assets	(3,723)	-	3,723
Income (loss) from continuing operations	19,021	(19,964)	38,985
Other (income) expense	(72)	843	915
Interest expense, net	11,925	13,048	1,123
Income (loss) from continuing operations before income taxes	7,168	(33,855)	41,023
Provision for (benefit from) income taxes	1,290	(6,035)	(7,325)
Income (loss) from continuing operations	5,878	(27,820)	33,698
Net (income) loss attributable to noncontrolling interests from continuing operations	(1,409)	9,449	(10,858)
Income (loss) from continuing operations attributable to Sequential Brands Group, Inc. and Subsidiaries	4,469	(18,371)	22,840
Loss from discontinued operations, net of income taxes	(32)	(309)	277
Net income (loss) attributable to Sequential Brands Group, Inc. and Subsidiaries	$4,437	$(18,680)	$23,117

Net revenue.  Net revenue decreased $1.4 million to $24.0 million for the three months ended September 30, 2020 compared to $25.4 million for September 30, 2019.  The period-over-period decreases in net revenue are driven primarily by the economic impact of COVID-19 which caused supply chain disruptions for our licensees and retail store closures, licensee transitions for the Jessica Simpson brand, as well as licensee agreements that have expired.

Operating expenses. Operating expenses decreased $3.5 million for the three months ended September 30, 2020 to $8.7 million compared to $12.2 million for the three months ended September 30, 2019.  The period-over-period change was primarily driven by decreases in marketing expense of $1.6 million, legal, consulting and management fees of $0.8 million, travel expense of $0.1 million, reversal of bad debt expense of $4.7 million, depreciation of $0.1 million and an increase in sublease income of $0.4 million.  The decreases were offset by increases in compensation expenses of $0.1 million, rent expense of $0.1 million and amortization expense of $4.0 million due to reclassification of the Avia and Ellen Tracy trademarks from indefinite-lived to finite-lived intangible assets.

Impairment charges. During the three months ended September 30, 2020, the Company did not record non-cash impairment charges. During the three months ended September 30, 2019, the Company recorded non-cash impairment charges of $33.1 million consisting of $28.5 million related to the Jessica Simpson trademark and $4.6 million related to the Joe’s trademark. Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows.

Gain on sale of assets. During the three months ended September 30, 2020, the Company recorded a gain on sale of assets of $3.7 million related to the sale of the Franklin Mint and Linen ‘n Things trademark on July 2, 2020.

Other ( income) expense.  The increase of $0.9 million in other expense is driven by a gain on our equity securities.

Interest expense, net.  Interest expense during the three months ended September 30, 2020 includes interest incurred under our Loan Agreements of $10.5 million, non-cash interest related to the amortization of deferred financing costs of $1.7 million offset by non-cash interest income of $0.3 million related to the accretion of the present value of certain other payment arrangements.  Interest expense during the three months ended September 30, 2019 includes interest incurred under our Loan Agreements of $11.8 million, non-cash interest related to the amortization of deferred financing costs of $1.4 million offset by non-cash interest income of $0.2 million related to the accretion of the present value of certain other payment arrangements and $0.1 million of deferred financing costs as a result of the partial paydown of the Tranche A-1 Term Loan.

Income taxes.  The provision for income taxes for the three months ended September 30, 2020 differs from the statutory rate primarily for state, local and foreign jurisdiction taxes offset by taxes attributable to noncontrolling interests and an adjustment to the valuation allowance. The benefit from income taxes in continuing operations for the three months ended September 30, 2019 differs from the statutory rate primarily for state, local and foreign jurisdiction taxes offset by benefits from taxes attributable to noncontrolling interest and further decreased by a provision, discrete to the second quarter, related to vested restricted stock and cancelled stock options.

Noncontrolling interests.  Noncontrolling interests for the three months ended September 30, 2020 represent net income allocations of $1.3 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson) and a net income allocation of $0.1 million to Elan Polo International, Inc., a member of DVS LLC.  Noncontrolling interests for the three months ended September 30, 2019 represents net loss allocation of $9.6 million to With You, Inc., a member of With You LLC and net income allocation of $0.2 million to Elan Polo International, Inc., a member of DVS LLC.

Discontinued Operations. The Company completed the sale of MSLO on June 10, 2019.  As a result, we have classified the results of MSLO as discontinued operations in our unaudited condensed consolidated statements of operations for all periods presented.  See Note 3 in this Form 10-Q for further discussion.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Nine Months Ended September 30,		Better/(Worse)
	2020	2019	(Dollars)

	(in thousands)
Net revenue	$66,849	$77,331	$(10,482)
Operating expenses	37,576	41,700	4,124
Impairment charges	85,590	33,109	(52,481)
Gain on sale of assets	(4,624)	-	4,624
(Loss) income from continuing operations	(51,693)	2,522	(54,215)
Other expense	3,467	1,270	(2,197)
Interest expense, net	36,362	40,794	4,432
Loss from continuing operations before income taxes	(91,522)	(39,542)	(51,980)
Provision for (benefit from) income taxes	1,770	(6,655)	(8,425)
Loss from continuing operations	(93,292)	(32,887)	(60,405)
Net loss attributable to noncontrolling interests from continuing operations	9,535	6,455	3,080
Loss from continuing operations attributable to Sequential Brands Group, Inc. and Subsidiaries	(83,757)	(26,432)	(57,325)
Loss from discontinued operations, net of income taxes	(1,203)	(122,192)	120,989
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(84,960)	$(148,624)	$63,664

Net revenue.  Net revenue decreased $10.5 million to $66.8 million for the nine months ended September 30, 2020 compared to $77.3 million for September 30, 2019.  The period-over-period decreases in net revenue are driven primarily by certain licensee transitions, lower contractual GMRs for the Gaiam and some other brands, reduced sales period-over-period for AND1, Ellen Tracy and Joe’s brands, licensee agreements that have expired, as well as the economic impact of COVID-19 which caused supply chain disruptions for our licensees and retail store closures.

Operating expenses. Operating expenses decreased $4.1 million for the nine months ended September 30, 2020 to $37.6 million compared to $41.7 million for the nine months ended September 30, 2019.  The period-over-period change was primarily driven by decreases in compensation expense of $5.0 million, marketing expense of $5.7 million, legal, consulting and management fees of $2.0 million, deal advisory costs of $0.8 million, severance of $0.6 million, travel expense of $0.3 million, contributions of $0.1 million, reversal of bad debt expense of $2.7 million driven by the economic impact of COVID-19 and an increase in sublease income of $1.1 million. These decreases were offset by increases in amortization expense of $11.5 million due to reclassification of the Avia and Ellen Tracy trademarks from indefinite-lived to finite-lived intangible assets, depreciation expense of $2.7 million due to changes in December 2019 in the estimated useful lives of our leasehold improvements to better reflect the estimated periods during which the assets will remain in service.

Impairment charges. During the nine months ended September 30, 2020, we recorded non-cash impairment charges of $85.6 million consisting of $33.2 million related to the Jessica Simpson trademark, $29.8 million related to the Gaiam trademark, $12.0 million related to the Joe’s trademark and $10.6 million related to the Ellen Tracy trademark. During the nine months ended September 30, 2019, the Company recorded non-cash impairment charges of $33.1 million consisting of $28.5 million related to the Jessica Simpson trademark and $4.6 million related to the Joe’s trademark. The impairments arose due to reduced sales forecasts and higher discount rates for these brands driven by the financial impacts of COVID-19 and the current economic environment. Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows.

Gain on sale of assets. During the nine months ended September 30, 2020, the Company recorded a gain on sale of assets of $4.6 million, consists of $0.9 million related to the sale of the Nevados trademark on June 19, 2020 and $3.7 million related to the sale of Franklin Mint and Linen ‘n Things trademark on July 2, 2020.

Other expense.  The increase of $2.2 million in other expense is driven by the loss on our interest rate swaps partially offset by the gain on our equity securities.

Interest expense, net.  Interest expense during the nine months ended September 30, 2020 includes interest incurred under our Loan Agreements of $32.2 million, non-cash interest related to the amortization of deferred financing costs of $4.9 million offset by non-cash interest income of $0.8 million related to the accretion of the present value of certain other payment arrangements.  Interest expense, net during the nine months ended September 30, 2019 includes interest incurred under our Loan Agreements of $36.7 million, non-cash interest related to the amortization of deferred financing costs of $4.1 million and the expensing of $0.6 million of deferred financing costs as a result of the partial paydown of the Tranche A-1 Term Loan offset by non-cash interest income of $0.6 million related to the accretion of the present value of certain other payment arrangements.

Income taxes.  The provision for income taxes for the nine months ended September 30, 2020 differs from the statutory rate primarily for state, local and foreign jurisdiction taxes offset by taxes attributable to noncontrolling interests and a net increase to the valuation allowance. The valuation allowance increase was recorded discrete to the first quarter of 2020 with a partial decrease to the valuation allowance in the second quarter of 2020. The discrete adjustment to the valuation allowance in the second quarter of 2020 was attributable to the reclassification of the Ellen Tracy intangible as a definite-lived asset. We increased our valuation allowance due to the expected full year net loss and the inability to rely on future forecasted operations due to the volatility caused by COVID-19.  The benefit from income taxes in continuing operations for the nine months ended September 30, 2019 differs from the statutory rate primarily for state, local and foreign jurisdiction taxes offset by benefits from taxes attributable to noncontrolling interest and further decreased by a provision, discrete to the second quarter, related to vested restricted stock and cancelled stock options.

Noncontrolling interests.  Noncontrolling interests for the nine months ended September 30, 2020 represents a net loss allocation of $10.0 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson) and a net income allocation of $0.4 million to Elan Polo International, Inc., a member of DVS LLC.  Noncontrolling interests for the nine months ended September 30, 2019 represents net loss allocation of $6.9 million to With You, Inc., a member of With You LLC and a net income allocation of $0.5 million to Elan Polo International, Inc., a member of DVS LLC.

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

As of September 30, 2020, we had cash on hand, including restricted cash, of $22.2 million and a net working capital balance (defined below) of $32.3 million. Additionally, we had outstanding debt obligations under our Loan Agreements of $473.7 million, which is presented net of $20.3 million of deferred financing fees in the unaudited condensed consolidated balance sheets.  As of December 31, 2019, we had cash on hand, including restricted cash, of $8.3 million and a net working capital balance (defined below) of $11.5 million.  Additionally, we had outstanding debt obligations under our Loan Agreements of $468.2 million, which is presented net of $22.2 million of deferred financing fees in the unaudited condensed consolidated balance sheets.  Net working capital is defined as current assets minus current liabilities, excluding restricted cash and discontinued operations.  As of September 30, 2020, we had $1.4 million available under the current revolving credit facility (the “Revolving Credit Facility”). See Note 8 to our unaudited condensed consolidated financial statements for a description of certain financing transactions consummated by us. See Note 12 to our unaudited condensed consolidated financial statements regarding certain subsequent events related to our indebtedness.

Due to the COVID-19 outbreak, there is significant uncertainty surrounding the potential impact on our results of operations and cash flows. We are proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses, obtaining a PPP loan and utilizing funds available under our Revolving Credit Facility. The COVID-19 pandemic has resulted in state-government mandated store closures and social distancing measures throughout most of the U.S.  These actions have caused many retailers carrying our branded products to close in the first and second quarter of 2020, which has affected retailers, as well as our licensees who sell to these retailers. As states continue to relax and then tighten restrictions, we are unsure when retail stores will be ordered to close, at what capacity, or how long such periods of store closures will be needed or mandated. The impacts of COVID-19 have adversely affected our near-term and long-term revenues, earnings, liquidity and cash flows as certain licensees have requested temporary relief or deferred making their scheduled payments. Although there is significant uncertainty in the current economic environment, we currently believe that cash from operations and our currently available cash (as a result of borrowings under our existing financing arrangements, including under the PPP) will be sufficient to satisfy our anticipated working capital requirements for at least twelve months from the date of filing this Form 10-Q.  However, due to COVID-19 and our current forecasts, we currently believe we will not be able to satisfy our covenants in our existing financing arrangements for at least twelve months from the date of filing this Form 10-Q. The beliefs are based on facts and circumstances existing as of the date of this filing. If the Company fails to comply with its financial covenants, as modified, a default under the Loan Agreements would be triggered and the Company’s obligations under the Loan Agreements may be accelerated. There are no material capital expenditure commitments as of September 30, 2020. As a result of the CARES Act, it is anticipated that the Company will fully utilize all interest expense that was deferred beginning in 2018 with no additional disallowed interest expense in 2020.  The Company had accrued for an AMT credit of approximately $0.1 million which was recorded as a receivable as of December 31, 2019; payment of this AMT credit was accelerated under the CARES Act. The Company received the AMT refund as of September 30, 2020.

Cash Flows from Continuing Operations

Cash flows from continuing operations from operating, financing and investing activities for the nine months ended September 30, 2020 and 2019 are summarized in the following table:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Operating activities	$4,729	$(37,887)
Investing activities	4,681	165,780
Financing activities	607	(180,862)
Net increase (decrease) in cash and restricted cash	$10,017	$(52,969)

Operating Activities

Net cash provided by operating activities from continuing operations was $4.7 million for the nine months ended September 30, 2020 compared to net cash used in continuing activities from continuing operations of $37.9 million for the nine months ended September 30, 2019.  The $42.6 million change in net cash used period-over-period was primarily attributable to increases in non-cash adjustments to reconcile to net loss of $114.1 million driven by a change in non-cash impairment charges of $52.5 million and deferred income taxes of $52.9 million and increases in accounts payable and accrued expenses of $0.6 million offset by a decrease in net income of $60.4 million and decreases in accounts receivable of $8.9 million, deferred revenue of $0.3 million, prepaid expenses and other assets of $1.6 million, and other liabilities of $0.9 million.

Investing Activities

Net cash provided by investing activities from continuing operations decreased $161.1 million to $4.7 million for the nine months ended months ended September 30, 2020 compared to $165.8 million for the nine months ended September 30, 2019.  This change is driven primarily by the cash proceeds from the sale of MSLO of $165.9 million in 2019 and sale of Franklin Mint and Linen ‘n Things of $4.8 million in July 2020.

Financing Activities

Net cash provided by financing activities from continuing operations for the nine months ended September 30, 2020 increased $181.5 million to $0.6 million as compared to net cash used in financing activities from continuing operations of $180.9 million for the nine months ended September 30, 2019.  During the nine months ended September 30, 2020, we made principal payments of $8.5 million on term loans and $11.4 million on the revolver under our Loan Agreements in accordance with contractual terms, paid $3.1 million in lender fees for the Amended Wilmington Credit Agreement and made $2.5 million of distributions to certain noncontrolling interest partners. In addition, during the nine months ended September 30, 2020 we made borrowings of $12.7 million, excluding lender fees, on our Revolving Credit Facility and obtained a PPP loan of approximately $0.8 million.  During the nine months ended September 30, 2019, we made principal payments of $19.2 million under our Loan Agreements in accordance with contractual terms as well as repaid $154 million of principal in connection with the sale of MSLO and made $4.2 million of distributions to certain noncontrolling interest partners.  During the nine months ended September 30, 2020, we repurchased common stock from employees for tax withholding purposes related to the vesting of restricted stock of less than $0.1 million as compared to $0.2 million during the nine months ended September 30, 2019.

Debt

As of September 30, 2020, we were party to the Amended BoA Credit Agreement and the Amended Wilmington Credit Agreement, referred to as our Loan Agreements.  Refer to Note 8 to our unaudited condensed consolidated financial statements for a discussion of our borrowings and the terms of these debt facilities.  As of September 30, 2020 and December 31, 2019, our long-term debt, including current portion, was $473.7 million and $468.2 million, respectively, which is presented net of $20.3 million and $22.2 million of deferred financing fees, respectively, in the condensed consolidated balance sheets.  As of September 30, 2020, we had $1.4 million available under the current revolving credit facility.  As of December 31, 2019, we had $15.4 million available under the current revolving credit facility.  We may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.80:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 3.00:1.00 and (b) with respect to any other increase, 2.90:1.00, subject to the satisfaction of certain conditions in the Amended BoA Credit Agreement.  We may request one or more additional term loan facilities or the increase of term loan commitments under the Amended Wilmington Credit Agreement as would not cause the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, subject to the satisfaction of certain conditions in the Amended Wilmington Credit Agreement.  We made $19.9 million of principal repayments under our Loan Agreements during the nine months ended September 30, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our earnings may also be affected by changes in LIBOR interest rates as a result of our Loan Agreements. As further discussed in Notes 4 and 8 to our accompanying unaudited condensed consolidated financial statements, we have entered into interest rate swaps to mitigate the effects of a change in LIBOR interest rates. An increase in LIBOR interest rates of one percent affecting the Loan Agreements would not have had a material effect on our results of operations during the three and nine months ended September 30, 2020 and 2019.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Executive Chairman, Chief Financial Officer, and Senior Vice President of Finance evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2020, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Executive Chairman, Chief Financial Officer, and Senior Vice President of Finance have concluded that our disclosure controls and procedures were effective as of September 30, 2020 such that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and co-principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities during the three months ended September 30, 2020. We do not currently have in place a repurchase program with respect to our common stock.

Item 5. Other Information

Chief Financial Officer

As previously disclosed in the Company’s Form 8-K filed September 17, 2020, Mr. Daniel Hanbridge is stepping down from his position as Senior Vice President & Interim Chief Financial Officer of the Company effective November 16, 2020.  Also as previously disclosed, Ms. Lorraine DiSanto will serve as sole principal financial and accounting officer after the effectiveness of Mr. Hanbridge’s resignation.

Appointment of Director

On November 13, 2020, the Board of Directors of the Company appointed John Dionne to serve as a new member, effective immediately, pursuant to the terms of the Amended Wilmington Credit Agreement.

Mr. Dionne has served as a Senior Advisor to the Blackstone Group L.P., an investment firm, since July 2013 and a Senior Lecturer in the Finance Unit at the Harvard Business School since January 2014. He also serves on the Board of Directors of Caesars Entertainment, Cengage Learning Holdings II, Inc., Momentive Performance Materials, Inc. and Pelmorex Media, Inc. Until he retired from his position as a Senior Managing Director of Blackstone in 2013, Mr. Dionne was most recently Global Head of its Private Equity Business Development and Investor Relations Groups and served as a member of Blackstone’s Private Equity and Valuation Committees. Mr. Dionne originally joined Blackstone in 2004 as the Founder and Chief Investment Officer of the Blackstone Distressed Securities Fund. Mr. Dionne began his career with Price Waterhouse. He graduated with an MBA from the Harvard Business School and holds a BS from the University of Scranton.

There are no familial relationships between Mr. Dionne and any director, executive officer, or other employee of the Company. Mr. Dionne has no material interests in any transactions or proposed transactions requiring disclosure under Item 404(a) of Regulation S-K.

Bylaws Amendment

On November 16, 2020, the Company amended its Bylaws, effective April 1, 2021, to provide that (i) the Board of Directors may not increase the Board of Directors to more than five members and (ii) if, on April 1, 2021 and prior to giving effect to any appointment of directors effectuated on or following such date, the number of directors is greater than four, then the Board of Directors may increase the number of directors to such number as is equal to two times the number of directors then serving minus three.

Credit Agreement Amendment

On November 16, 2020, the Company and certain of its subsidiaries amended its Third Amended and Restated Credit Agreement with Wilmington Trust, National Association, as administrative agent and collateral agent and the Wilmington Facility Loan Parties party thereto.  The amendments, among other matters, waive existing defaults under the Credit Agreement through December 31, 2020; limit the Company’s ability to conduct certain dispositions and make certain restricted payments and investments without the consent of the Wilmington Facility Loan Parties; prohibit the repayment of existing indebtedness, the incurrence of new indebtedness or the creation of liens in each case without the consent of the Wilmington Facility Loan Parties; and provide certain information rights and other assurances to the Wilmington Facility Loan Parties, including with respect to the Company’s ongoing strategic review process.  The amendments also provide that, if the Wilmington Facility Loan Parties under the Credit Agreement continue to be lenders as of April 1, 2021, the Wilmington Facility Loan Parties under the Credit Agreement shall have the right to appoint an independent majority of the Company’s Board of Directors (inclusive of Ms. Mazzucchelli and Mr. Dionne, who currently serve as directors of the Company). The Fifth Amendment to the Credit Agreement is attached hereto as Exhibit 10.3 and incorporated herein by reference.

Item 6.      Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 23, 2020. Incorporated by reference to Exhibit 3.1 to Sequential Brands Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2020.

3.2	Amended and Restated Bylaws of Sequential Brands Group, Inc., as of November 13, 2020.

10.1

Employment Letter dated as of October 27, 2020 by and between Sequential Brands Group, Inc. and Lorraine DiSanto. Incorporated by reference to Exhibit 10.1 to Sequential Brands Group, Inc.’s Form 8-K filed with the Securities and Exchange Commission on November 2, 2020.

10.2

Separation Agreement and General Release Agreement dated as of October 27, 2020 be and between Sequential Brands Group, Inc. and David Conn. Incorporated be reference to Exhibit 10.2 to Sequential Brands Group Inc.’s Form 8-K filed with the Securities and Exchange Commission on November 2, 2020.

10.3

Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of November 16, 2020, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto.

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Co-Principal Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

† Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: November 16, 2020	/s/ Daniel Hanbridge
	By:	Daniel Hanbridge
	Title:	Senior Vice President of Finance (Co-Principal Financial and Accounting Officer)

Date: November 16, 2020	/s/ Lorraine DiSanto
	By:	Lorraine DiSanto
	Title:	Chief Financial Officer (Co-Principal Financial and Accounting Officer)