Form 10-K
period 2020-12-31
Sequential Brands Group, Inc.
filed 2021-04-15
CIK 1648428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

(646) 564-2577

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common stock, par value $0.01 per share	SQBG	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ◻	No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ◻	No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ⌧	No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ⌧	No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ⌧

Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ◻	No ⌧

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes ⌧	No ◻

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter was $9,808,087 (based on the closing sales price of the registrant’s common stock on that date).

At April 13, 2021, the registrant had 1,656,865 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its annual meeting of stockholders to be held on June 4, 2021 are incorporated by reference in Items 10 through 14 of Part III of this Annual Report on Form 10-K.

SEQUENTIAL BRANDS GROUP, INC.

PART I

Unless otherwise noted, references in this Annual Report on Form 10-K to the “Sequential Brands Group,” “Company,” “our Company,” “we,” “us,” “our” or similar pronouns refer to Sequential Brands Group, Inc. and its subsidiaries. References to other companies may include their trademarks, which are the property of their respective owners.

This 2020 Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We use words such as “future,” “seek,” “could,” “can,” “predict,” “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to the following: (i) risks and uncertainties discussed in the reports that the Company has filed with the Securities and Exchange Commission (the “SEC”); (ii) general economic, market or business conditions; (iii) the Company’s substantial level of indebtedness, including the possibility that such indebtedness and related restrictive covenants may adversely affect the Company’s future cash flows, results of operations and financial condition, and decrease its operating flexibility; (iv) the Company’s ability to extend the Waiver (as defined herein); (v) uncertainties around the effects of the COVID-19 pandemic, including adverse effects on the Company's business, financial position, cash flows, ability to comply with its debt covenants and related uncertainty around the Company's ability to continue as a going concern; (vi) uncertainties related to the timing, proposals or decisions arising from the Company’s strategic review, including the divestiture of one or more existing brands or a sale of the Company; (vii) the Company’s ability to achieve and/or manage growth and to meet target metrics associated with such growth; (viii) the Company’s ability to successfully attract new brands and to identify suitable licensees for its existing and newly acquired brands; (ix) the Company’s ability to achieve any guidance it provides; (x) continued market acceptance of the Company’s brands; (xi) changes in the Company’s competitive position or competitive actions by other companies; (xii) licensees’ ability to fulfill their financial obligations to the Company; (xiii) concentrations of the Company’s licensing revenues with a limited number of licensees and retail partners; (xiv) the Company’s ability to identify suitable targets for acquisitions and to obtain financing for such acquisitions on commercially reasonable terms; (xv) the Company’s ability to timely achieve the anticipated results of its acquisitions and any potential future acquisitions; (xvi) the Company’s ability to successfully integrate acquisitions into its ongoing business; (xvii) the potential impact of the consummation of its acquisitions or any potential future acquisitions on the Company’s relationships, including with employees, licensees, customers and competitors; (xviii) adverse effects on the Company and its licensees due to natural disasters, pandemic disease and other unexpected events; (xix) uncertainties surrounding the Company and its legal proceedings; and (xx) other circumstances beyond the Company's control.

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

We license our brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of December 31, 2020, we had approximately one hundred licensees, with wholesale licensees comprising a significant majority.

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

Licensing Relationships

Our license agreements typically require a licensee to pay us royalties based upon net sales and, in most cases, contain guaranteed minimum royalties. Our license agreements also require licensees to support the brands by either paying or spending contractually guaranteed minimum amounts for the marketing and advertising of the respective licensed brands. As of April 13, 2021, we had contractual rights to receive an aggregate of $194.8 million in minimum royalty and marketing and advertising revenue from our licensees through the balance of the current terms of such licenses, excluding any renewals.

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

Our licensing revenues are concentrated with certain licensees and retail partners. During the year ended December 31, 2020, three licensees represented at least 10% of net revenue, accounting for 19%, 18% and 15% of the Company’s net revenue from continuing operations. For additional information, see “Risk Factors Risks Related to our Business - A substantial portion of our licensing revenue is concentrated with a limited number of licensees and retail partners, such that the loss of a licensee or retail partner could materially decrease our revenue and cash flows” in Item 1A.

Description of Our Brands

Jessica Simpson

We acquired a majority ownership interest in the Jessica Simpson brand, including the Jessica Simpson Collection master license and other rights, in 2015. Founded in 2005, the Jessica Simpson Collection is a signature lifestyle concept inspired by and designed in collaboration with Jessica Simpson. The growing brand offers multiple product categories including footwear, apparel, fragrance, fashion accessories, maternity apparel, girls’ clothing and home products. The brand is supported by best-in-class licensees and has strong department store and online distribution through Dillard’s, Macy’s, Nordstrom, Zappos.com, and DSW, among other independent retailers. We have a license agreement with Camuto Group to manufacture and distribute footwear under the Jessica Simpson Collection. The Jessica Simpson Collection is distributed worldwide.

AND1

We acquired the AND1 brand in 2014, which was founded in 1993 and prides itself on being the original street basketball brand focusing on the everyday player. Key licensees for the AND1 brand include Galaxy Active for footwear and High Life, LLC for apparel. In addition, the AND1 brand is licensed in product categories, such as hosiery, underwear, off-court/casual footwear and other accessories. The AND1 brand is offered through Wal-Mart stores, sporting goods retailers and related e-commerce sites in the United States and has a strong distribution network reaching over 20 countries.

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

Joe’s

We acquired the Joe’s brand in 2015. Founded in 2001, Joe’s is a casual chic global lifestyle brand synonymous with classic, modernized wardrobe staples ranging from premium denim to handcrafted collection pieces, and from contemporary accessories to footwear. Joe’s has since expanded to include kid’s apparel and footwear, intimate apparel, sleepwear, fragrance, men’s belts and hosiery.  Concurrently with the acquisition, we entered into a long-term license agreement for the brand’s core categories with Centric Brands, Inc. Joe’s branded products are available at better department stores and specialty boutiques in the United States and internationally.

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

William Rast

The William Rast brand is a lifestyle fashion brand rounded in the iconography of biker culture with designs that embody the “new America” sensibility and deliver an edgy yet tailored collection of premium denim, fragrance and jewelry for both men and women. Product offerings include denim and jewelry. Licensees for the William Rast brand include Omega Apparel for men’s denim and Millennial Apparel Group for women’s denim, Yoki Fashions Inc. for footwear and Bellevue Brands Inc. for fragrance. Distribution includes several national retailers including Macy’s, Dillard’s, Belk, and Amazon.

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

Caribbean Joe

We acquired the Caribbean Joe brand in 2013, which was founded in 1999 and is a casual, island inspired, lifestyle brand. Originally rooted in apparel, Caribbean Joe’s product offerings have expanded to include swimwear, fashion accessories and home textiles.  Licensees for the Caribbean Joe brand include Levy Group Inc. for all apparel and women’s swimwear and the Bentex Group for women’s sleepwear, loungewear as well as men’s and kid’s swimwear.  The Caribbean Joe brand is distributed in the United States through mid-tier department stores, specialty stores, e-commerce sites and Club retailers.

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

SPRI

We acquired the SPRI brand in July 2016 as part of the GAIAM transaction. Founded in 1983 as the Sports Performance Rehabilitative Institute, SPRI pioneered a line of rubber resistance products in the fitness & training category. Over the past 30 years, SPRI has grown to be a leading exercise brand, offering a full line of fitness accessories, training tools and educational materials. The SPRI brand today focuses on distribution in both the commercial fitness (gyms, fitness clubs and hotels) and retail fitness channels. The SPRI brand continues to show growth through expansion at Walmart with the “Ignite” by SPRI collection.

Business Segment

We have a single operating and reportable segment, as described more fully in Note 2 of the Notes to Consolidated Financial Statements.

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

On June 10, 2019, we completed the sale of MSLO, a Delaware corporation and a wholly-owned subsidiary of the Company, for $166 million in cash consideration, plus additional amounts in respect of pre-closing accounts receivable that are received after the closing, subject to certain adjustments, pursuant to the Purchase Agreement with the Buyer entered into on April 16, 2019.  In addition, the Purchase Agreement provides for an earnout of up to $40,000,000 payable to Sequential if certain performance targets are achieved during the three calendar years ending December 31, 2020, December 31, 2021 and December 31, 2022. The performance targets were not met for the year ended December 31, 2020. MSLO and its subsidiaries were engaged in the business of promoting, marketing and licensing the Martha Stewart and the Emeril Lagasse brands through various distribution channels.

Due to the sale of MSLO during the second quarter of 2019 (see Note 4 of Notes to Consolidated Financial Statements included in this Form 10-K), in accordance with Accounting Standards Codification (“ASC”) 205, Discontinued Operations, we have classified the results of MSLO as discontinued operations in our consolidated statements of operations and cash flows for all periods presented.  Additionally, the related assets and liabilities directly associated with MSLO are classified as held for disposition from discontinued operations in our consolidated balance sheets for all periods presented.  All amounts included in the Notes to Consolidated Financial Statements relate to continuing operations unless otherwise noted.

Competition

We operate in a highly competitive market, both for our individual brands and for the Company as a whole.

Our brands are subject to extensive competition from various domestic and foreign brands. Each of our brands has a number of competitors within its specific product categories and distribution channels that compete with the product categories and distribution channels in which our brands’ products are sold. Our brands also compete within the retail stores and other distribution channels that carry such brand’s product lines with other products offered by these retail stores and distribution channel in the respective product categories, including with products sold under our partners’ private labels. Due to various business factors as well as COVID-19, there has been a consequential effect of retailers going out of business and store closures which has led to increased competition within the retailers that are still open. Furthermore, products and brands that were previously selling in their own retail stores or department stores are now expanding to serve their business to a larger market, through discount stores and warehouses clubs. In this new environment, our brands have less shelf space to sell their goods and an ever-growing market of new brands hitting the market. We also compete with the e-commerce businesses of these stores and other websites that sell similar retail goods. As more customer demand shifts to digital commerce, our brands face more competition from new and up and coming brands whose launch and advertising strategies are through digital media platforms. Competitive factors include design, style, quality, price, name recognition, service and advertising.

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

Trademarks

Our trademarks and associated marks are registered or pending registration with the U.S. Patent and Trademark Office in block letter and/or logo formats, as well as in combination with a variety of ancillary marks for use with respect to a broad range of product categories, including footwear, apparel, fragrance, handbags, backpacks, watches, home goods and various other goods and services. We intend to renew these registrations as appropriate prior to their expiration. In addition, we register our trademarks in other countries and regions around the world. We also have domestic, foreign and international intellectual property coverage for the technology and designs for several brands including for Heelys wheeled footwear and certain Gaiam yoga-related products and SPRI products. We own the rights to 21 U.S. issued patents and 22 foreign issued patents within 12 territories.

We monitor on an ongoing basis unauthorized use and filings of our trademarks and patents and rely primarily upon a combination of federal, state and local laws, as well as contractual restrictions, to protect our intellectual property rights, both domestically and internationally.

Employees

As of April 13, 2021, we had a total of 19 employees working to support our operations. None of our employees are represented by a labor union. We consider our relationship with our employees to be satisfactory.

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

Risks Related to Our Business

We have incurred a substantial amount of indebtedness in connection with our acquisitions, which could adversely affect our financial condition and results of operations and raises substantial doubt about our ability to continue as a going concern.

As of December 31, 2020, we had outstanding net indebtedness of $452.3 million, as described more fully in Note 8 of Notes to Consolidated Financial Statements. As more fully described below and in our other public filings, we obtained amendments and waivers of our indebtedness multiple times during 2020 and 2021 and expect to need one or more additional amendments or waivers in the future.

Our high level of indebtedness means we may be unable to generate cash sufficient to pay when due (whether at stated maturity or upon acceleration) the principal of, interest on or other amounts due in respect of such indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents that govern our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service debt, would increase.

Our substantial level of indebtedness and concerns around our ability to comply with the covenants in our indebtedness has important consequences, which include, but are not limited to, the following:

●	if we continue to be unable to comply with the financial and other restrictive covenants in the documents governing our indebtedness we may experience an event of default that, if not cured or waived, could result in the foreclosure on substantially all of our assets;
●	a substantial portion of our cash flow from operations is required to pay principal and interest on our debt and costs incurred in obtaining amendments to and waivers under our debt;
●	our interest expense could increase if interest rates increase because our borrowings generally bear interest at floating rates;
●	our leverage increases our vulnerability to general economic downturns, including the effects of COVID-19, and adverse competitive and industry conditions, placing us at a disadvantage compared to those of our competitors that are less leveraged;
●	our debt service obligations limit our flexibility in planning for, or reacting to, changes in our business and in the brand licensing industry and limit our ability to expand our business; and
●	our level of debt limits our ability to raise additional financing on satisfactory terms or at all.

We cannot be certain that we will be able to pay principal and interest on our debt and meet our other obligations or that we will be able to continue as a going concern. In particular, we do not know at this time what the effects will be of the coronavirus pandemic, including the effects of our licensees requesting delaying payments or failing to make payments to us. We expect that we will be required to sell assets, refinance all or part of our debt, make additional borrowings or sell more securities, none of which we can guarantee that we will be able to do and which, if accomplished, may adversely affect us.

We are subject to a number of restrictive covenants under our debt arrangements, including operating restrictions and financial covenants, and our lenders have a right to appoint an independent majority of our board of directors. Our business, financial condition and results of operations will be adversely affected if we continue to be unable to maintain compliance with such covenants.

Our outstanding debt is generally guaranteed jointly and severally by each of our domestic subsidiaries. Our and our subsidiaries’ obligations under the Debt Facilities (as defined in Note 8 of Notes to Consolidated Financial Statements) and the associated guarantees are secured, in each case, by first priority liens (subject, in the case of the Amended Wilmington Credit Agreement, to the liens under the Amended BoA Credit Agreement on, and security interests in, substantially all of the present and after acquired assets of us and each of our subsidiaries, subject to certain customary exceptions). The Debt Facilities contain a number of restrictive covenants, representations and warranties, including representations relating to the intellectual property owned by us and our subsidiaries and the status of our material license agreements. In addition, the Debt Facilities include covenants and events of default, including, in the case of the Amended BoA Credit Agreement, requirements that we (i) maintain a positive net income (as defined), (ii) satisfy a maximum loan to value ratio (as calculated pursuant to the Amended BoA Credit Agreement) and (iii) satisfy a maximum consolidated first lien leverage ratio (as calculated pursuant to the Amended BoA Credit Amendment), and, in the case of the Amended Wilmginton Credit Agreement, to satisfy (i) a maximum consolidated total leverage ratio (as calculated pursuant to the Amended Wilmington Credit Agreement) and (ii) a maximum consolidated first lien leverage ratio (as calculated pursuant to the Amended Wilmington Credit Agreement). We have been unable to comply with such covenants in recent fiscal quarters and have needed to obtain amendments of and waivers under our Debt Facilities. If we continue to be unable to comply with such covenants, our lenders could demand immediate payment of amounts outstanding.

As described elsewhere in this filing, the COVID-19 pandemic has adversely affected our projected long-term revenues, earnings, liquidity and cash flows. We obtained multiple waivers of the covenants in the Amended Wilmington Credit Agreement during 2020, and our current waiver expires on April 19, 2021. We plan to work with our lenders under the Amended Wilmington Credit Agreement to address the financial covenants in the Loan Agreements in response to the current economic environment. However, there can be no assurance that we will be able to reach any agreement with such lenders. If we are unable to comply with our debt covenants as modified, a default under the Loan Agreements would be triggered and our obligations under the Loan Agreements may be accelerated.  As a result, we would need to seek alternative financing sources to fund our ongoing operations and to repay amounts outstanding and satisfy our other obligations under our existing borrowing and financing arrangements. Such financing may not be available on favorable terms, or at all. Non-compliance with our debt covenants creates a material uncertainty that casts substantial doubt with respect to our ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities that would be necessary if we were unable to realize our assets and settle our liabilities as a going concern in the normal course of operations. In addition, as previously disclosed in our Form 10-Q for the quarter ended September 30, 2020, we have agreed with the lenders under the Amended Wilmington Credit Agreement (“the Wilmington Facility Loan Parties”) that, if the Wilmington Facility Loan Parties continue to be lenders as of April 1, 2021, they have the right to appoint an independent majority of our Board of Directors (inclusive of Ms. Mazzucchelli and Mr. Dionne, who currently serve as directors of the Company). As disclosed in our Form 8-K filed on March 31, 2021, the Wilmington Lenders continue to be our lenders as of April 1, 2021, and furthermore, we received resignations from four directors and the Board currently consists of Mr. William Sweedler, Mr. Aaron Hollander, Ms. Mazzucchelli and Mr. Dionne. The Company’s bylaws provide that, effective April 1, 2021, the Board may not increase the number of directors to more than five members.

We expect to incur significant costs in connection with our waivers related to our compliance under the Amended Wilmington agreement as well as costs related to any dispositions or divestitures of our brands.

We have incurred and expect to continue to incur significant costs and expenses in connection with past and future waivers related to our compliance with and amendments to our debt arrangements, including lender fees, third party advisory costs and legal costs.  There are many factors beyond our control that could affect the total amount or timing of similar expenses in the future.

We are engaged in a broad strategic review, which may substantially change our operations and may result in the divestiture of one or more existing brands or a sale of the Company.

We are engaged in a broad exploration of strategic alternatives available to the Company to best position, manage or repay its indebtedness. Such strategic alternatives may include the divestiture of one or more existing brands or a sale of the Company. Stifel is the exclusive financial advisor for the process. We cannot assure you that the review of strategic alternatives will result in any transaction, and the process of exploring strategic alternatives has involved, and will continue to involve, the dedication of significant resources and the incurrence of significant costs and expenses.  In addition, speculation and uncertainty regarding the strategic review process may cause or result in disruption of our business; distraction of our employees; difficulty in recruiting, hiring, motivating, and retaining talented and skilled personnel; difficulty in maintaining or negotiating and consummating new business or strategic relationships or transactions; and increased stock price volatility.  If we are unable to mitigate these or other potential risks related to the uncertainty caused by the strategic review process, it will adversely affect our business or adversely impact our net sales, operating results, and financial condition.

The recent coronavirus outbreak has had an adverse effect on our business, financial position, cash flows and on the value of our intangible assets.

COVID-19 has spread rapidly across the globe, including the U.S. The pandemic has had an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our licensees, customer sentiment in general, and temporary closing of stores containing our brands. As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine may continue to increase, which has already affected, and may continue to affect, retailers, as well as our licensees who sell to these retailers. We are unable to predict when retailers who have temporarily closed stores will reopen or if additional periods of store closures will be needed or mandated, including the spread of COVID-19. Continued impacts of the pandemic have and may continue to materially adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows as certain licensees have requested temporary relief, delayed or not made scheduled payments. COVID-19 is adversely impacting sales in the apparel and accessories industry. Diminished sales of products bearing our brands have had an adverse effect on the estimated fair value of our intangible assets, including our trademarks, which has resulted in material non-cash impairment charges for the year ended December 31, 2020. No triggering events were identified that would require additional reassessment of the Company’s intangible assets at December 31, 2020. As we disclosed previously, we are involved in a strategic review of our brands which includes evaluating potential divestitures of our brands. We may or may not execute a transaction; however, if we do we would re-examine our indefinite-lived intangible asset valuations at that time which may or may not result in a potential impairment. The extent of the future impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. There can be no guarantee that consumer demand will recover. This situation is changing rapidly, and additional adverse impacts may arise that we are not aware of currently. The potential impact of COVID-19 intensifies the business and operating risks that we face and should be considered when reading the additional risk factors below.

Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may damage the facilities of our licensees on which we depend and could impact consumer spending.

If any of our licensees facilities, including manufacturing, finishing or distribution facilities, or the facilities of our suppliers, third-party service providers, or customers, is affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control, it could have an adverse effect on our business. Disasters occurring at our licensees’ facilities also could impact our reputation and our consumers’ perception of our brands. Moreover, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, globally, which could adversely impact our results of operations. In March 2020, the World Health Organization declared the coronavirus outbreak to be a global pandemic.  Certain licensees have been and may continue to be adversely impacted by the coronavirus outbreak due to manufacturing facility closures, store closures and a decrease in consumer traffic. Although the coronavirus outbreak is an ongoing phenomenon with uncertain scale, to date the outbreak has had severe global macroeconomic and financial market impacts.  The impact of the coronavirus on consumer demand and on our results of operations remain uncertain; however, such impacts may be significant.

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

The continued success of our brands and branded products and market acceptance of new products and product categories also depend on our ability to continually improve the effectiveness of our marketing efforts. We devote resources and expenditures to promoting our brands and new product launches, but there can be no assurance as to our continued ability to effectively execute our marketing programs. To the extent our licensees misjudge the market for our brands and branded products, or our marketing efforts are unsuccessful, our business, results of operations and prospects will be adversely affected.

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

Our licensing revenues are concentrated with a limited number of licensees and retail partners. During the year ended December 31, 2020, three licensees represented at least 10% of net revenue, accounting for 19%, 18% and 15% of the Company’s net revenue from continuing operations. During the year ended December 31, 2019, three licensees represented at least 10% of net revenue, accounting for 19%, 16% and 14% of the Company’s net revenue from continuing operations. Our revenue and cash flows would be materially and adversely affected if any of them were to have financial difficulties affecting their ability to make payments, elected not to renew or extend any existing license agreements or arrangements with us or significantly reduced their sales of these licensed products under any of these license agreements or arrangements, and we were not able to replace the revenue generated by such licensees.

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

The effects of recent or prospective changes in our management, including changes in our board, create uncertainties around our business and prospects.

Four of our directors recently resigned from our board of directors, specifically Mr. Al Gossett, Mr. Gary Johnson, Mr. Stewart Leonard, Jr. and Ms. Martha Stewart. Our board now consists of Mr. William Sweedler, Mr. Aaron Hollander, Ms. Silvia Mazzucchelli and Mr. John Dionne.  Ms. Mazzucchelli and Mr. Dionne are both relatively recent additions to our board, having joined on August 11, 2020 and November 13, 2020, respectively.  As disclosed elsewhere, because the Wilmington Facility Loan Parties continue to be our lenders, they currently have the right under our debt documentation to appoint an independent majority of our board, inclusive of Ms. Mazzucchelli and Mr. Dionne.  We do not know whether or when the Wilmington Facility Loan Parties may appoint an additional director to our board.

In addition, our success is largely dependent upon the expertise and knowledge of our Executive Chairman, Mr. William Sweedler, and other key members of the executive team, whom we rely upon to formulate our business strategies. Our key executives’ leadership and experience in the licensing industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering our key executives. Changes in management, including changes to our board, may create uncertainities around or adversely affect our business or prospects.  We do not know, and cannot assure you as to, the effects of such changes.

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

We have in the past experienced substantial variations in our revenue and results of operations from quarter to quarter, and we expect to continue to experience such substantial variations. This variability is affected by numerous factors, including:

●	the timing of the introduction of new licensed products by our licensees;
●	the level of consumer acceptance of our brands and licensed products;

●	seasonality resulting in higher revenues in the second half of the year;
●	general economic and industry conditions that affect consumer spending and retailer purchasing;
●	the availability of viable licensees that meet our brand criteria; and
●	the timing of marketing expenditures.

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

The publicly traded shares of our common stock have experienced, and may continue to experience, significant price fluctuations, ranging between $4.47 and $80.40 during our last two fiscal years. Future decreases or volatility in our stock price could reduce demand for our common stock, regardless of our operating performance. The trading price of our common stock could also change significantly over short periods of time in response to write-downs or actual or anticipated variations in our quarterly results of operations, announcements by us, our licensees or our respective competitors, factors affecting our licensees’ markets generally or changes in national or regional economic conditions.

Our largest stockholders control a significant percentage of our common stock and are represented on our board of directors, which may enable such stockholders, alone or together with our other significant stockholders, to exert influence over corporate transactions and other matters affecting the rights of our stockholders.

As of March 31, 2021, Tengram Capital Partners Gen2 Fund, L.P. (“Tengram”) beneficially owns approximately 11.5% and Ms. Martha Stewart beneficially owns approximately 12.5% of our outstanding shares of common stock. Mr. William Sweedler, Executive Chairman of our board of directors, is a principal of Tengram and Ms. Martha Stewart became a director in connection with the closing of the Mergers and was a director post the sale of MSLO until her resignation, effective March 26, 2021. As a result, Tengram is able to exercise substantial influence over our board of directors and matters requiring stockholder approval, including the election of directors and approval of significant corporate actions, such as mergers and other business combination transactions.

Circumstances may occur in which the interests of these stockholders could conflict with the interests of our other stockholders. The voting power of these stockholders also could discourage others from seeking to acquire control of us, which may reduce the market price of our common stock. In addition, as previously disclosed in our Form 10-Q for the quarter ended September 30, 2020, we have agreed with the lenders that, if the Wilmington Facility Loan Parties continue to be lenders as of April 1, 2021, they have the right to appoint an independent majority of our Board of Directors (inclusive of Ms. Mazzucchelli and Mr. Dionne, who currently serve as directors of the Company). As of April 1, 2021, the Wilmington Facility Loan Parties continue to be our lenders and, therefore, they have the right to appoint an independent majority of our Board of Directors. The Company’s bylaws provide that, effective April 1, 2021, the Board may not increase the number of directors to more than five members.

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

We have a significant amount of intangible assets, including our trademarks, recorded on our consolidated balance sheet. As a result of changes in market conditions and declines in the estimated fair value of these assets, we have been required to write-down all of our goodwill and a portion of our other intangible assets and may be required to record impairments of our intangible assets in the future which could adversely affect our results of operations.

As of December 31, 2020, intangible assets represented $485 million, or 85.8% of our total consolidated assets. Under current accounting principles generally accepted in the United States (“GAAP”), indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. Our trademarks are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any write-down of intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material. We recorded non-cash impairment charges of $85.6 million in the first quarter of 2020 and

$33.1 million in the third quarter of 2019 for indefinite-lived intangible assets for certain brands; the impairments arose due to reduced growth expectations and the impact of licensee transitions for these brands.

Our use of certain tax attributes may be limited.

We have significant net operating losses (“NOLs”), some of which do not expire. A valuation allowance has been provided as of December 31, 2020 on all deferred tax assets that have a definite life. Indefinite-lived net operating losses have been recognized to the extent we believe they can be utilized against indefinite-lived deferred tax liabilities. As of December 31, 2020, we have federal NOLs available to carryforward to future periods of $181 million which begin expiring in 2025 and we have state NOLs available to carryforward to future periods of $158.0 million which begin expiring in 2021. We have experienced several changes of ownership under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) which place various limitations on the use of NOLs. The limitation on NOLs is calculated using a formula provided under Section 382 of the Code that is based on the company’s fair market value and the prevailing interest rates at the time of the ownership change. An “ownership change” is generally a 50% increase in ownership over a three-year period by stockholders who directly or indirectly own at least five percent of a company’s stock. The limitations on the use of the NOLs under Section 382 could affect our ability to offset future taxable income.

We may be a party to litigation in the normal course of business, which could affect our financial position and liquidity.

From time to time, we may be made a party to litigation in the normal course of business. For example, as the owner of a trademark, we may be named as a defendant in a lawsuit relating to a product designed and manufactured by a licensee of that trademark. If we are alleged to have infringed the intellectual property rights of another party, any resulting litigation could be costly and could damage our reputation. Litigation also diverts the time and resources of management, regardless of the merits of the claim. In most cases, our licensees under the existing license agreements are obligated to defend and indemnify us, as licensor, and our affiliates with respect to such litigation. In the past year we have been subject to litigation from the Securities and Exchange Commission and a third party relating to accounting decisions in 2016 and 2017.  There has been a demand regarding a derivative action related to the same facts as well.  There could be other federal or state actions brought regarding the facts surrounding this matter or other accounting or disclosure decisions made by the Company subsequently, including a federal class action that has been filed. We also maintain insurance for certain risks, but it is not possible to obtain insurance to protect against all possible liabilities. Although historically the litigation involving us has not been material to our financial position or our liquidity, any litigation has an element of uncertainty and if any such litigation were to be adversely determined and/or a licensee were to fail to properly indemnify us and/or we did not have appropriate insurance coverage, such litigation could affect our financial position and liquidity.

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

The current political climate has introduced uncertainty with respect to trade policies, tariffs and government regulations impacting trade between the United States and other countries. It remains unclear what the new U.S. Administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies.  These tariffs, which do not apply directly to our branding business, may materially and adversely affect our licensees by imposing tariffs on goods they import.  The imposition of tariffs may negatively affect key licensees or the suppliers, manufacturers and customers of goods produced under our trademarks.  For example, tariffs may result in or have resulted in increasing our licensees’ costs to produce goods and decrease their sales and gross margins and demand for their products.  Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and continuing uncertainty about changes in the U.S. trade environment could cause our licensees to experience sales volatility, price fluctuations or supply shortages or advances or delays in the manufacture and sale of products produced under our trademarks.

Changes in the method for determining LIBOR and the potential replacement of the LIBOR benchmark interest rate could increase our borrowing costs.

Some of our borrowings bear interest at a variable rate based on LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), a regulator of financial services firms and financial markets in the United Kingdom, stated that it will plan for a phase out of regulatory oversight of LIBOR interest rates indices. On March 5, 2021, ICE Benchmark Administration Limited, the authorized administrator of LIBOR, announced its intention to cease the publication of the one week and two month USD LIBOR after December 31, 2020 and the overnight and twelve month after June 30, 2023. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities.

We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. Introduction of an alternative rate also may introduce additional basis risk for market participants as an alternative index is utilized along with LIBOR. There can be no guarantee that SOFR will become widely used and that alternatives may or may not be developed with additional complications. We are not able to predict whether LIBOR will cease to be available after 2021, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such a possible transition to SOFR may have on our results of operations. As of December 31, 2020, we have adopted Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”).

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

Although we seek to temper our acquisition risks, all acquisitions, whether they are of additional intellectual property assets or of the companies that own them, entail numerous risks, any of which could detrimentally affect our results of operations and/or the value of our equity. These risks include, among others:

●	unanticipated costs associated with the target acquisition;
●	negative effects on reported results of operations from acquisition related charges and amortization of acquired intangibles;
●	diversion of management’s attention from other business concerns;
●	the challenges of maintaining focus on, and continuing to execute, core strategies and business plans as our brand and license portfolio grows and becomes more diversified;
●	inability to find suitable licensees for our newly acquired brands;
●	adverse effects on our existing licensing relationships, including our existing licensees terminating their license agreements with us;
●	potential difficulties associated with the retention of key employees and the assimilation of any other employees, who may be retained by us in connection with or as a result of our acquisitions; and
●	risks of entering new domestic and international markets (whether it be with respect to new licensed product categories or new licensed product distribution channels) or markets in which we have limited prior experience.

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

Our success depends in part on the continued success of our celebrity based brand and the reputation and popularity of the celebrity. Any adverse reactions to publicity relating to the celebrity, or the loss of its services, could adversely affect our revenues and results of operations as well as our ability to maintain or generate a consumer base.

We believe that maintaining and enhancing our celebrity based brand is important to our business, financial condition and results of operations. Our celebrity based brand may be negatively impacted by a number of factors, including the reputation of its content and products, the uniqueness and relevance of celebrity branded content, and the reputation and popularity of the celebrity. If we fail to maintain and enhance this brand, or if excessive expenses are incurred in an effort to do so, our business, financial condition and results of operations could be materially and adversely affected.

Moreover, we believe our celebrity’s image, reputation, popularity and talent are material to the success of their brand.  Any repeated or sustained negative shifts in public or industry perceptions of this celebrity could have a material adverse effect on these brands and, consequently, our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our principal office is located at 1407 Broadway, 38th Floor, New York, New York 10018, and our telephone number is (646) 564-2577.

We lease the following properties as of December 31, 2020:

		Square Footage
Location	Type	(Approximate)	Expiration Date
New York, NY	Corporate Headquarters	13,900	September 12, 2024
Los Angeles, CA	Office	4,724	July 31, 2023

On November 13, 2020, we entered into a lease termination agreement for our former corporate headquarters in New York, NY and the existing office in New York, NY became our current corporate headquarters. We believe that the facilities we utilize are well maintained, in good operating condition and adequate to meet our current and foreseeable needs.

Item 3.  Legal Proceedings

General Legal Matters

On December 11, 2020, the SEC filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York titled Securities and Exchange Commission v. Sequential Brands Group, Inc. The SEC alleges that the Company delayed a goodwill impairment in the fourth quarter of 2016 and first three quarters of 2017 at a time the SEC asserts there was evidence of likely impairment.  In the fourth quarter of 2017, we impaired all of our goodwill, resulting in an impairment charge of $304.1 million.  The SEC also alleges there were related deficiencies in internal accounting controls.  The case seeks injunctive relief and civil monetary penalties. In February 2021, the Company filed its motion to dismiss the complaint, which is currently pending.  The Company strongly disagrees with the SEC and believes it acted reasonably.  It will be vigorously defending itself. The Company cannot predict the duration or outcome of this matter. Costs related to this matter may be significant.

On January 20, 2021, a shareholder derivative complaint, titled Delmonico v. Shmidman, et al., was filed in the U.S. District Court of Delaware.  The case names the Company and certain of its current and former officers and directors as defendants.  The complaint alleges breaches of fiduciary duties and violation of Section 14(a) of the Exchange Act. The allegations in the complaint are based principally on the allegations in the SEC’s complaint and the Company’s alleged failure to disclose such matters in its 2020 proxy statement. The plaintiff seeks, among other things, injunctive relief and damages. The Company intends to vigorously defend against these claims. Litigation costs in this matter may be significant.

On March 16, 2021, a class action lawsuit, titled D’Arcy v. Sequential Brands Group Inc. et al., was filed by a purchaser of the Company’s securities, and prospectively on behalf of all other purchasers of the Company’s publicly traded securities between November 3, 2016 and December 11, 2020, in the U.S. District Court for the Central District of California.  The complaint names the Company and certain of its current and former officers and directors as defendants.  The complaint alleges violations of Section 10(b) and 20(a) of the Exchange Act. The allegations in the complaint are based principally on the allegations in the SEC’s complaint filed on December 11, 2020. The plaintiff seeks, among other things, class certification and damages.   While it is not uncommon for a lawsuit to be filed promptly after an SEC complaint, it should be noted that even the SEC action did not allege fraud under Section 10(b), so this action seeks relief far beyond what the SEC had any basis to allege under the facts and the law. The Company plans to defend itself vigorously. Litigation costs in this matter may be significant.

On May 2, 2019, Plaintiff Delta Galil USA, Inc. (“Plaintiff”) commenced an action against Defendants Sequential Brands Group, Inc. (“SQBG”) and American Sporting Goods Corporation (“ASG”) in the Supreme Court of the State of New York, New York County (the “Action”).  Plaintiff asserts claims for (1) breach of a license agreement against SQBG and ASG seeking monetary damages, and (2) breach of a guaranty against SQBG seeking monetary damages. On December 2, 2019, ASG filed counterclaims against Plaintiff in the Action for breach of the license agreement seeking monetary damages. The Company intends to vigorously defend against these claims and pursue it counterclaims. Litigation costs in this matter may be significant.

On February 7, 2020, Wenger S.A. (“Plaintiff”) sued Galaxy Brands LLC and Olivet International, Inc. in the United States District Court for the Southern District of New York asserting claims of trademark infringement, unfair competition and copyright infringement against the use of the Galaxy SWISSTECH and related cross design marks on backpacks and luggage.  Plaintiff seeks an injunction preventing use of the SWISSTECH marks, cancellation of Galaxy’s federal registrations for the SWISSTECH marks, damages, and attorney fees.  Galaxy and Olivet filed counterclaims for a declaration canceling the Plaintiff’s trademark registrations, and finding them invalid and unenforceable. We intend to vigorously defend against these claims and pursue our counterclaims. Litigation costs in this matter may be significant.

On June 19, 2020, Payless Holdings, LLC and its affiliates (“Plaintiff”), reorganized debtors under a bankruptcy plan, commenced an adversary proceeding in the United States Bankruptcy Court for the Eastern District of Missouri by the filing of a complaint against Martha Stewart Living Omnimedia, Inc. (n/k/a Martha Stewart Living Omnimedia, L.P.) (“Defendant”).   The complaint seeks the return of a payment received in January 2019 as a preferential transfer.   On February 17, 2021, Plaintiff filed an amended complaint that seeks the return of an additional payment received in August 2018 (together with the January 2019 payment), as either a preferential transfer or a fraudulent conveyance.   On or about February 23, 2021, Defendant filed an application for an administrative claim, which, if allowed, may setoff amounts sought by Plaintiff in the adversary proceeding.  Pursuant to a certain Equity Purchase Agreement, dated April 16, 2019, the Company is indemnifying Defendant for the claims in the adversary proceeding. The Company intends to vigorously defend against these claims and pursue it counterclaims. Litigation costs in this matter may be significant.

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

Note 11 to the Consolidated Financial Statements in this Form 10-K is incorporated by reference into this Item 3.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Trading

Our common stock trades on the Nasdaq Capital Market under the symbol “SQBG”.  As of April 13, 2021, there were approximately 395 holders of record of our common stock.

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

Equity Compensation Plan

The table below sets forth the information regarding our equity compensation plans as of December 31, 2020:

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	5,488	$12.67	—
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	5,488		—

(1)	Consists of options to purchase our common stock issued under our 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”) and the Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan (the "2013 Stock Incentive Plan"). The 2005 Stock Incentive Plan was replaced by the 2013 Stock Incentive Plan. No new grants were granted under the 2005 Stock Incentive Plan since August 2013, when the 2013 Stock Incentive Plan came into effect. For a description of our 2013 Stock Incentive Plan, see Note 13 of Notes to Consolidated Financial Statements.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the period covered by this Annual Report on Form 10-K that were not previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Common Stock Repurchase Programs

During the quarter ended December 31, 2020, we repurchased 5,433 shares of our common stock from employees for income tax withholdings related to the vesting of restricted stock units. We do not currently have in place a repurchase program with respect to our common stock.

(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number of		Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	(b) Average Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share (or Unit)	Plans or Programs	Plans or Programs
October 1 - 31	—	$—	N/A	N/A
November 1 - 30	5,433	$6.55	N/A	N/A
December 1 - 31	—	$—	N/A	N/A
Total	5,433		—	—

(1)	During the fourth quarter of 2020, 5,433 shares were purchased from employees for tax withholding purposes related to the vesting of restricted stock units.

Item 6.  Selected Financial Data

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K, as well as the disclosures about forward-looking statements in Item 1 and the section “Risk Factors” contained in Item 1A. This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and cash flows for the fiscal year ended December 31, 2020. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

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

We license our brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of December 31, 2020, we had approximately one hundred licensees, with wholesale licensees comprising a significant majority.

Our license agreements typically require a licensee to pay us royalties based upon net sales and, in most cases, contain guaranteed minimum royalties. Our license agreements often require licensees to support the brands by either paying or spending contractually guaranteed minimum amounts for the marketing and advertising of the respective licensed brands. As of April 13, 2021, we had contractual rights to receive an aggregate of $194.8 million in minimum royalty and marketing and advertising revenue from our licensees through the balance of the current terms of such licenses, excluding any renewal option periods.

Reverse Stock Split and Reclassification of Prior Periods

On July 27, 2020, the Company’s previously announced 1 share-for-40 shares (1:40) reverse stock split (the “Reverse Stock Split”) of the Company’s outstanding common stock, par value $0.01 per share became effective.  All share and per share amounts in this Form 10-K have been adjusted to reflect the Reverse Stock Split.  The stated capital attributable to common stock on the Company’s consolidated balance sheet at December 31, 2019 was reduced proportionately to the Reverse Stock Split ratio, and the additional paid-in capital account was credited with the amount by which the stated capital is reduced.  Prior periods in this Form 10-K have been reclassified to reflect this change.

On June 10, 2019, we completed the sale of MSLO, a Delaware corporation and a wholly-owned subsidiary of the Company, for $166 million in cash consideration, plus additional amounts in respect of pre-closing accounts receivable that are received after the closing, subject to certain adjustments, pursuant to an equity purchase agreement (the “Purchase Agreement”) with Marquee Brands LLC (the “Buyer”) entered into on April 16, 2019.  In addition, the Purchase Agreement provides for an earnout of up to $40,000,000 payable to Sequential if certain performance targets are achieved during the three calendar years ending December 31, 2020, December 31, 2021 and December 31, 2022.  The performance targets were not met for the year ended December 31, 2020. MSLO and its subsidiaries were engaged in the business of promoting, marketing and licensing the Martha Stewart and the Emeril Lagasse brands through various distribution channels.

Due to the sale of MSLO during the second quarter of 2019 (see Note 4 of Notes to Consolidated Financial Statements included in this Form 10-K), in accordance with Accounting Standards Codification (“ASC”) 205, Discontinued Operations, we have classified the results of MSLO as discontinued operations in our consolidated statements of operations and cash flows for all periods presented.  Additionally, the related assets and liabilities directly associated with MSLO are classified as discontinued operations in our consolidated balance sheets for all periods presented.  All amounts included in the Notes to Consolidated Financial Statements relate to continuing operations unless otherwise noted.

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

A description of significant accounting policies that require us to make estimates and assumptions in the preparation of our consolidated financial statements is as follows:

Revenue Recognition. We recognize revenue in accordance with ASC 606, (See Notes 2 and 5 of Notes to Consolidated Financial Statements for related disclosures). ASC 606 requires a five-step approach to determine the appropriate method of revenue recognition for each contractual arrangement:

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

Commission revenues and vendor placement commission revenue`s are recorded in the period the commission is earned.

Intangible Assets. Intangible assets represent trademarks, customer agreements and patents related to our brands. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. On an annual basis (October 1st) and as needed, we test indefinite lived trademarks for impairment through the use of discounted cash flow models. Assumptions used in our discounted cash flow models include: (i) discount rates; (ii) projected annual revenue growth rates; and (iii) projected long-term growth rates. Our estimates also factor in economic conditions and expectations of management, which may change in the future based on period-specific facts and circumstances.  Other intangibles with determinable lives, including certain trademarks, customer agreements and patents, are evaluated for the possibility of impairment when certain indicators are present, and are otherwise amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 2 to 15 years).

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

The Company performed its most recent test as October 1, 2020 and did not identify any impairments. Based upon the results of its annual impairment test performed as of October 1, 2020, Joe’s indefinite-lived intangible asset’s estimated fair value exceeded its carrying value by less than 2%.  Management considers the assumptions used in its analysis to be its best estimates across a range of possible outcomes based on available evidence at the time of its annual impairment test. While the Company concluded no impairment triggers existed at December 31, 2020, the Joe’s indefinite-lived intangible asset is at risk of future impairment in the event of significant unexpected changes in the Company’s forecasted future results and cash flows for the Joe’s trademark. As the Company disclosed previously, it is involved in a strategic review of its brands which includes evaluating potential divestitures of its brands. The Company may or may not execute a transaction; however, if it does, the Company would re-examine its intangible asset valuations at that time which may or may not result in a potential impairment. During the quarter ended March 31, 2020, the Company recorded non-cash impairment charges of $85.6 million consisting of $33.2 million related to the Jessica Simpson trademark, $29.8 million related to the Gaiam trademark, $12.0 million related to the Joe’s trademark and $10.6 million related to the Ellen Tracy trademark. The impairments arose due to reduced sales forecasts and higher discount rates for these brands driven by the financial impacts of COVID-19 and the current economic environment.

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

Income Taxes. Current income taxes are based on the respective periods’ taxable income for federal, foreign and state income tax reporting purposes. Deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using statutory tax rates in effect for the year in which the differences are expected to reverse. In accordance with ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, all deferred income taxes are reported and classified as non-current. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company increased its valuation allowance due to the expected full year net loss and the inability to rely on future forecasted operations due to the volatility in the economic environment caused by COVID-19. See Note 14 of Notes to Consolidated Financial Statements for further information on the increase to our valuation allowance.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law.  The CARES Act contains several new or changed income tax provisions, including but not limited to the following: increased limitation threshold for determining deductible interest expense for corporate taxpayers from 30% of adjustable taxable income to 50% of adjustable taxable income for tax years beginning in 2019 and 2020, class life changes to qualified improvement property (in general, from 39 years to 15 years), acceleration of the ability for corporate taxpayers to recover alternative minimum tax (“AMT”) credits, suspension of 80% of taxable income limitation on the use of NOLs for tax years beginning before January 1, 2021 and the ability to carry back NOLs incurred from tax years 2018 through 2020 up to the five preceding tax years.  As a result of the CARES Act, it is anticipated that the Company will fully utilize all interest expense that was deferred beginning in 2018 with no additional disallowed interest expense in 2020. The Company had accrued for an AMT credit of less than $0.1 million which was recorded as a receivable as of December 31, 2019; payment of this AMT credit was received during the year ended December 31, 2020.

We apply the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the years ended December 31, 2020 and 2019, the Company did not have any reserves or accrued interest and penalties recorded through current income tax expense in accordance with ASC 740, Income Taxes (“ASC 740”). Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2017 through December 31, 2020.

Impact of COVID-19

The COVID-19 pandemic has resulted in state-government mandated store closures and social distancing measures throughout most of the U.S.  As states continue to relax and then tighten restrictions, we are unsure when retail stores will be ordered to close, at what capacity, or how long such periods of store closures will be needed or mandated.   For the year ended December 31, 2020, COVID-19 caused a significant reduction in retail stores that remained open, as well as a change in consumer purchasing behavior for specific types of products.  Both have led to a reduction in orders from retailers for certain types of products bearing some of our brands, as discussed in Item 1. Even as the vaccines are widely administered, we cannot predict when government restrictions and mandates will be imposed or lifted, or how quickly, if at all, retail stores and customers will return to their pre-COVID-19 purchasing behaviors, so we cannot predict how long our results of operations and financial performance will be impacted. Accordingly, the COVID-19 pandemic has adversely affected our fiscal year 2020 and our projected long-term revenues, earnings, liquidity and cash flows. However, the situation is dynamic, and we are not currently able to predict the full impact of COVID-19 on our results of operations and cash flows.  In response to COVID-19, we have taken the following actions:

●	Increasing available cash on hand including utilizing revolver borrowings under the Amended BoA Credit Agreement. We made net revolver borrowings of $14.1 million, excluding lender fees, under the Amended BoA Credit Agreement;
●	Implementing temporary salary reductions across the Company;
●	Obtained a Paycheck Protection Program (“PPP”) loan of $769,295 on May 18, 2020 under the CARES Act;
●	Decreasing operating expenses through marketing spend reductions and deferral of non-essential spending;
●	Continuing to evaluate strategic alternatives; and
●	Proactively partnering with our lender base to provide more flexibility.

On November 16, 2020, the Company modified the covenants in, and obtained a waiver through December 31, 2020 of defaults under the Amended Wilmington Credit Agreements. The amendments, among other matters, waive existing defaults under the Credit Agreement through December 31, 2020; limit the Company’s ability to conduct certain dispositions and make certain restricted payments and investments without the consent of the Wilmington Facility Loan Parties’; prohibit the repayment of existing indebtedness, the incurrence of new indebtedness of the creation of liens in each case without the consent of the Wilmington Facility Loan Parties; and provide certain information rights and other assurances to the Wilmington Facility Loan Parties, including with respect to the Company’s ongoing strategic review process. The amendments also provide that, if the Wilmington Facility Loan Parties under the Credit Agreement continue to be lenders as of April 1, 2021, the Wilmington Facility Loan Parties under the Credit Agreement shall have the right to appoint an independent majority of the Company’s Board of Directors (inclusive of Ms. Mazzucchelli and Mr. Dionne, who currently serve as directors of the Company). As of April 1, 2021, the Wilmington Facility Loan Parties continue to be our lenders and, therefore, they have the right to appoint an independent majority of our Board of Directors. The Company’s bylaws provide that, effective April 1, 2021, the Board may not increase the number of directors to more than five members. The Company extended its waiver through April 19, 2021. However, as a result of the impacts of the COVID-19 pandemic, the Company is not currently forecasted to be able to comply, in the next twelve months, with certain of the financial covenants under the Amended Wilmington Credit Agreement. If the Company fails to comply with its financial covenants, as modified, a default under the Loan Agreements would be triggered and the Company’s obligations under the Loan Agreements may be accelerated. The risk of non-compliance creates a material uncertainty that casts substantial doubt with respect to our ability to continue as a going concern.  The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities that would be necessary if we were unable to realize our assets and settle our liabilities as a going concern in the normal course of operations.

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

Discontinued Operations

Due to the sale of MSLO during the second quarter of 2019 (see Note 4 of Notes to Consolidated Financial Statements), we have classified the results of MSLO as discontinued operations in our a consolidated statements of operations for all periods presented. The related assets and liabilities directly associated with MSLO are classified as discontinued operations in our consolidated balance sheets for all periods presented.

On June 10, 2019, the Company completed the sale of MSLO.  During the first quarter of 2019, the Company recorded non-cash impairment charges of $161.2 million for indefinite-lived intangible assets related to the Martha Stewart and Emeril Lagasse trademarks.  The impairments arose during the sale process for the Martha Stewart and Emeril Lagasse brands due to the difference in the fair value as indicated by the sales price as compared to the carrying values of the intangible assets included in the transaction.  The sale of the Martha Stewart and Emeril Lagasse brands was approved by the Board of Directors on April 15, 2019, to allow the Company to achieve one of its top priorities in significantly reducing its debt.  These charges are included in the loss from discontinued operations in the consolidated statements of operations.  See Note 3, Note 4 and Note 7 of Notes to Consolidated Financial Statements for further information.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years indicated and is derived from our consolidated financial statements:

	Year Ended December 31,		Better/(Worse)
	2020	2019	(Dollars)

	(in thousands)
Net revenue	$89,811	$101,576	$(11,765)
Operating expenses	53,861	61,671	7,810
Impairment charges	85,590	33,109	(52,481)
Gain on sale of assets	(4,527)	-	4,527
(Loss) income from continuing operations	(45,113)	6,796	(51,909)
Other expense	5,809	2,107	(3,702)
Interest expense, net	48,252	53,760	5,508
Loss from continuing operations before income taxes	(99,174)	(49,071)	(50,103)
Benefit from income taxes	(3,067)	(8,695)	(5,628)
Loss from continuing operations	(96,107)	(40,376)	(55,731)
Net loss attributable to noncontrolling interests from continuing operations	7,963	6,036	1,927
Loss from continuing operations attributable to Sequential Brands Group, Inc. and Subsidiaries	(88,144)	(34,340)	(53,804)
Loss from discontinued operations, net of income taxes	(1,276)	(125,063)	123,787
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(89,420)	$(159,403)	$69,983

Net Revenue. Net revenue decreased $11.8 million to $89.8 million for the year ended December 31, 2020 compared to $101.6 million for the year ended December 31, 2019.  The decrease in net revenue for the year ended December 31, 2020 compared to the year ended December 31, 2019 is primarily attributable to certain licensee transitions, lower contractual GMRs for Gaiam, licensee agreements that have expired, as well as the economic impact of COVID-19 which caused supply chain disruptions for our licensees and retail store closures.

Operating expenses. Operating expenses decreased $7.8 million for the year ended December 31, 2020 to $53.9 million compared to $61.7 million for the year ended December 31, 2019. This decrease was primarily driven by the reversal of bad debt expense of $2.7 million; lower bad debt expense of $2.1 million driven by the absence of a write-off of an outstanding receivable balance from Tommie Copper in 2019; as well as decreases in marketing costs of $10.0 million due to the deferral of non-essential spending in response to COVID; compensation of $5.5 million due to lower headcount, the absence of CEO expense for the fourth quarter of 2020, and lower benefits related expenses; commissions of $1.4 million and business development costs of $0.1 million; legal costs and professional fees of $1.3 million; deal costs and management fees of $1.7 million and contributions of  $0.1 million. These decreases were offset by the increases in debt refinancing costs $1.6 million and amortization expense of $15.5 million due to reclassification of the Avia and Ellen Tracy trademarks from indefinite-lived to finite-lived intangible assets.

Impairment charges. During the year ended December 31, 2020, the Company recorded non-cash impairment charges of $85.6 million consisting of $33.2 million related to the Jessica Simpson trademark, $29.8 million related to the Gaiam trademark, $12.0 million related to the Joe’s trademark and $10.6 million related to the Ellen Tracy trademark. The impairments arose due to reduced sales forecasts and higher discount rates for these brands driven by the financial impacts of COVID-19 and the current economic environment. During the year ended December 31, 2019, the Company recorded non-cash impairment charges of $33.1 million consisting of $28.5 million related to the Jessica Simpson trademark and

$4.6 million related to the Joe’s trademark. The impairments arose due to reduced growth expectations and the impact of licensee transitions for these brands.  Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows.

Gain on sale of assets.  During the year ended December 31, 2020, the Company recorded a gain on sale of asset of $0.9 million related to the sale of the Nevados trademark and a gain on sale of assets of $3.7 million related to the sale of the Franklin Mint and Linen ‘n Things trademarks.

Other expense. Other expense was $5.8 million for the year ended December 31, 2020 compared to other expense of $2.1 million for the year ended December 31, 2019 primarily due to the loss on our interest rate swaps and loss on lease terminations of $2.9 million.

Interest expense, net. Interest expense decreased $5.5 million compared to the prior year. Interest expense, net during the year ended December 31, 2020 includes interest incurred under our loan agreements of $42.6 million, non-cash interest related to the amortization of deferred financing costs of $6.7 million, and non-cash interest income of $1.0 million related to the accretion of the present value of certain payment arrangements. Interest expense, net during the year ended December 31, 2019 includes interest incurred under our loan agreements of $48.2 million, non-cash interest related to the amortization of deferred financing costs of $5.6 million, the expensing of $0.8 million of deferred financing costs as a result of a partial extinguishment on the Revolving and Term loans in accordance with ASC 470 – Debt and non-cash interest income of $0.8 million related to the accretion of the present value of certain payment arrangements.

Income taxes. The benefit from income taxes in continuing operations for the year ended December 31, 2020 differs from the statutory rate primarily for state, local and foreign jurisdiction taxes offset by taxes attributable to noncontrolling interests and an increase to the valuation allowance. We increased our valuation allowance due to the expected full year net loss and the inability to rely on future forecasted operations due to the volatility caused by COVID-19. The benefit for income taxes in continuing operations for the year ended December 31, 2019 differs from the statutory rate primarily for additional tax benefit attributable to noncontrolling interest offset by non-deductible compensation and an increase in the valuation allowance on state tax attributes.

Noncontrolling interest. Noncontrolling interest for the year ended December 31, 2020 represents net loss allocations of $8.8 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson) and a net income allocation of $0.2 million to JALP, LLC, a member of FUL IP Holdings, LLC (“JALP, LLC”) and $0.6 million to Elan Polo International, Inc., a member of DVS LLC (“DVS LLC”). Noncontrolling interest for the year ended December 31, 2019 represents net loss allocations of $6.2 million to With You, Inc., a member of With You LLC (the partnership between us and Jessica Simpson) and $0.5 million to JALP, LLC, and a net income allocation of $0.7 million to Elan Polo International, Inc., a member of DVS LLC.

Discontinued Operations. The Company completed the sale of MSLO during the year ended December 31, 2019.  As a result, we have classified the results of MSLO as discontinued operations in our consolidated statements of operations for all periods presented. The related assets and liabilities directly associated with MSLO are classified as discontinued operations in our consolidated balance sheets for all periods presented.  See Note 4 of Notes to Consolidated Financial Statements in this Form 10-K for further discussion.

Liquidity and Capital Resources

Liquidity

Refer to Note 8 of Notes to Consolidated Financial Statements for a discussion of our borrowings under the Third Amended and Restated First Lien Credit Agreement with Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto and the Third Amended and Restated Credit Agreement with Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto.

As of December 31, 2020, we had cash on hand, including restricted cash, of $15.5 million and a net working capital balance (defined below) of $24.9 million. Additionally, we had outstanding debt obligations under our loan agreements of $470.8 million excluding $18.6 million of deferred financing fees. As of December 31, 2019, we had cash on hand, including restricted cash, of $8.3 million and a net working capital balance (defined below) of $11.5 million. Additionally, we had outstanding debt obligations under our loan agreements of $468.2 million excluding $22.2 million of deferred financing fees. Net working capital is defined as current assets minus current liabilities, excluding restricted cash and discontinued operations.  As of December 31, 2020, we were fully drawn down under the current revolving credit facility (the “Revolving Credit Facility”). See Note 8 of Notes to Consolidated Financial Statements for a description of certain financing transactions consummated by us. See Note 17 of Notes to Consolidated Financial Statements regarding certain subsequent events related to our indebtedness. See Item 1a. Risk Factors for further information.

At December 31, 2020, the Company was in compliance with the covenants included in the Amended BoA Credit Agreement. On November 16, 2020, due to the occurrence of certain events, the Company entered into the Fifth Amendment to Third Amended and Restated Credit Agreement and Limited Waiver (the “Fifth Amendment”) with the Wilmington Facility Loan Parties.  The Fifth Amendment modified certain of the covenants in, and provided a waiver through December 31, 2020 of defaults under, the Amended Wilmington Credit Agreement (the “Waiver”). The Company received several extensions of the Waiver in the first quarter of 2021. The current extension of the Waiver expires on April 19, 2021 and the Company is negotiating to further extend the Waiver. The Company is also not currently forecasted to be able to comply, in the next twelve months from the date of filing this Form 10-K, with certain of the financial covenants under the Amended Wilmington Credit Agreement. If the Company fails to comply with such financial covenants, or further extend the Waiver, an event of default under the Loan Agreements would be triggered and its obligations under the Loan Agreements may be accelerated. The Company continues to evaluate strategic alternatives, including the divestiture of one or more existing brands or a sale of the Company. The risk of non-compliance creates a material uncertainty that casts substantial doubt with respect to the ability of the Company to continue as a going concern. Further, the Company is negotiating with its lenders to obtain a new waiver for the going concern disclosure included in the unqualified audit opinion for the year ended December 31, 2020 delivered by our independent registered public accounting firm for our annual audited financial statements. There are no material capital expenditure commitments as of December 31, 2020. Furthermore, due to the COVID-19 outbreak, there is significant uncertainty surrounding the potential impact on our results of operations and cash flows. We are proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses, obtaining a PPP loan and utilizing funds available under our Revolving Credit Facility. The COVID-19 pandemic has resulted in state-government mandated store closures and social distancing measures throughout most of the U.S.  These actions have caused many retailers carrying our branded products to close in the first and second quarter of 2020, which has affected retailers, as well as our licensees who sell to these retailers. As states continue to relax and then tighten restrictions, we are unsure when retail stores will be ordered to close, at what capacity, or how long such periods of store closures will be needed or mandated. The impacts of COVID-19 have adversely affected our near-term and long-term revenues, earnings, liquidity and cash flows as certain licensees have requested temporary relief or deferred making their scheduled payments. Although there is significant uncertainty in the current economic environment, we currently believe that cash from operations and our currently available cash (as a result of borrowings under our existing financing arrangements, including under the PPP) will be sufficient to satisfy our anticipated working capital requirements for at least twelve months from the date of filing this Form 10-K.

The CARES Act contains several new or changed income tax provisions, including but not limited to the following: increased limitation threshold for determining deductible interest expense for corporate taxpayers from 30% of adjustable taxable income to 50% of adjustable taxable income for tax years beginning in 2019 and 2020, class life changes to qualified improvement property (in general, from 39 years to 15 years), acceleration of the ability for corporate taxpayers to recover alternative minimum tax (“AMT”) credits, suspension of 80% of taxable income limitation on the use of NOLs for tax years beginning before January 1, 2021 and the ability to carry back NOLs incurred from tax years 2018 through 2020 up to the five preceding tax years. As a result of the CARES Act, it is anticipated that the Company will fully utilize all interest expense that was deferred beginning in 2018 with no additional disallowed interest expense in 2020.  The Company had accrued for an AMT credit of approximately $0.1 million which was recorded as a receivable as of December 31, 2019; payment of this AMT credit was accelerated under the CARES Act. The Company received the AMT refund as of September 30, 2020. On May 18, 2020, the Company received loan proceeds of $769,295 from a promissory note issued by Bank of America, N.A., under the PPP loan which was established under the CARES Act and is administered by the U.S. Small Business Administration.  The term on the loan is two years and the annual interest rate is 1.00%.  Payments of principal and interest are deferred for the first six months of the loan.  The Company received consent from its lenders under the Amended Wilmington Credit Agreement to apply for the PPP loan.  Under the terms of the

CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under PPP. The Company filed for forgiveness on this loan on November 20, 2020 and believes that the loan will be forgiven. Such forgiveness will be determined based on the use of the loan proceeds for payroll costs, rent and utility expenses and the maintenance of workforce and compensation levels with certain limitations.  There is uncertainty around the standards and operation of the PPP, and no assurance is provided that the Company will obtain forgiveness in whole or in part.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the years ended December 31, 2020 and 2019 are summarized in the following table:

	Year Ended December 31,
	2020	2019

	(in thousands)
Operating activities	$(49)	$(36,914)
Investing activities	7,870	166,186
Financing activities	(4,961)	(176,806)
Net increase (decrease) in cash and restricted cash	$2,860	$(47,534)

Operating Activities

Net cash used in operating activities from continuing operations was less than $0.1 million for the year ended December 31, 2020, compared to net cash used in operating activities from continuing operations of $36.9 million for the year ended December 31, 2019. The $36.8 million increase was primarily attributable to an increase in non-cash items of $110.6 million driven by deferred income taxes and impairment charges and an increase in prepaid expenses and other assets of $0.7 million and other liabilities of $0.5 million, offset by an increase in net loss of $55.7 million, decrease in accounts receivable of $9.2 million, accounts payable and accrued expenses of $9.7 million, and deferred revenue of $0.4 million on a year-over-year basis.

Investing Activities

Net cash provided by investing activities was $7.9 million for the year ended December 31, 2020, compared to $166.2 million for the year ended December 31, 2019. The $158.3 million decrease was driven primarily by the absence of cash proceeds from the sale of MSLO of $165.9 million in 2019, offset by proceeds from sale of Nevados, Franklin Mint and Linen ‘n Things trademarks of $8.1 million in 2020.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2020 amounted to $5.0 million, compared to $176.8 million for the year ended December 31, 2019. During the year ended December 31, 2020, we made principal repayments of $12.7 million for principal payments and $11.5 million for revolver under our loan agreements in accordance with contractual terms, additions of deferred financing costs of $1.5 million, received proceeds of $0.8 million from Paycheck Protection Program, repurchased of common stock of $0.2 million and made $0.1 million of distributions to certain noncontrolling interest partners. During the year ended December 31, 2019, we made principal repayments of $21.7 million under our loan agreements in accordance with contractual terms as well as repaid $154 million of principal in connection with the sale of MSLO, paid lender fees of $4.6 million related to loan amendments and made $5.4 million of distributions to certain noncontrolling interest partners.

Debt

As of December 31, 2020, we were party to the Amended BoA Credit Agreement and the Amended Wilmington Credit Agreement, referred to as our Loan Agreements.  Refer to Note 8 of Notes to Consolidated Financial Statements for a discussion of our borrowings and the terms of these debt facilities.  As of December 31, 2020 and 2019, respectively, our long-term debt, including current portion, was $470.8 million and $468.2 million, respectively, which is presented net of $18.6 million and $22.2 million of deferred financing fees, respectively, in the consolidated balance sheets.  As of December 31, 2020, we were fully drawn down under the current revolving credit facility.  We may request an increase in (i) the Revolving Credit Facility and Tranche A Loans as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed 2.80:1.00 and (ii) the Tranche A-1 Loans, as would not cause the consolidated first lien leverage ratio, determined on a pro forma basis after giving effect to any such increase, to exceed (a) with respect to any increase, the proceeds of which will be used solely to finance an acquisition, 3.00:1.00 and (b) with respect to any other increase, 2.90:1.00, subject to the satisfaction of certain conditions in the Amended BoA Credit Agreement.  We may request one or more additional term loan facilities or the increase of term loan commitments under the Amended Wilmington Credit Agreement as would not cause the consolidated total leverage ratio, determined on a pro forma basis after giving effect to any such addition and increase, to exceed 6.00:1.00, subject to the satisfaction of certain conditions in the Amended Wilmington Credit Agreement.  We made $24.2 million of principal repayments under our Loan Agreements during the year ended December 31, 2020.

Going Concern and Future Capital Requirements

The Company is not currently forecasted to be able to comply, in the next twelve months, with certain of the financial covenants under the Amended Wilmington Credit Agreement. The Company has been unable to comply with such covenants in recent fiscal quarters and has needed to obtain amendments of and waivers under its Debt Facilities. The Company extended its waiver through April 19, 2021. The risk of non-compliance creates a material uncertainty that casts substantial doubt with respect to the ability of the Company to continue as going concern.

We cannot assure you that our lenders would be willing to negotiate further changes to our financial covenants when necessary.  In those circumstances, our lenders could declare the outstanding principal of all of our debt to be due and payable.  In that circumstance, we may be required to seek protection under applicable bankruptcy laws. Further, the Company is negotiating with its lenders to obtain a new waiver for the going concern disclosure included in the unqualified audit opinion for the year ended December 31, 2020 delivered by our independent registered public accounting firm for our annual audited financial statements.

Off-Balance Sheet Arrangements

At December 31, 2020 and 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on financial conditions and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this Item 7A.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Executive Chairman (who acts as our principal executive officer) and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2020, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Executive Chairman, Chief Financial Officer, and Senior Vice President of Finance have concluded that our disclosure controls and procedures were effective as of December 31, 2020 such that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and co-principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our Executive Chairman (who acts as our principal executive officer) and our Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management, under the supervision and with the participation of our Executive Chairman (who acts as our principal executive officer) and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, as issued in 2013. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2020, based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by CohnReznick LLP, an independent registered public accounting firm, as stated in their report provided below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Waivers

On April 9, 2021, the Company and certain of its subsidiaries obtained waivers to extend the deadline for providing the Company’s annual audited financial statements, the audit report of our independent registered public accounting firm, and certain compliance certificates to Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto.  Further, the Company is negotiating with its lenders to obtain a new waiver for the going concern language disclosure included in the unqualified audit opinion for the year ended December 31, 2020, delivered by our independent registered public accounting firm for our annual audited financial statements, as the Company’s existing waiver that includes this specific covenant, expires on April 20, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sequential Brands Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Sequential Brands Group, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, Sequential Brands Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows of the Company as of December 31, 2020 and 2019 and for each of the years in the two-year period December 31, 2020 and our report, which includes an explanatory paragraph relating to the Company’s ability to continue as a going concern, dated April 15, 2021 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the entity’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

April 15, 2021

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained under the captions “Directors and Executive Officers” and “Corporate Governance” in the definitive proxy statement for the annual meeting of stockholders to be held on June 4, 2021 (the “Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2020, which information is incorporated herein by reference in response to this item.

Code of Ethics

We have adopted a Code of Ethics applicable to all members of our Board and to all of our employees and executive officers, including our Executive Chairman and Chief Financial Officer. The Code of Ethics constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable Nasdaq rules. Our code of ethics is posted on our website located at www.sequentialbrandsgroup.com in the section titled “Investor Relations—Corporate Governance.” You may also request a copy of the Code of Ethics by writing or calling us at:

SEQUENTIAL BRANDS GROUP, INC.

Attn: Investor Relations

1407 Broadway, 38th Floor

New York, New York 10018

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

2.	Financial Statement Schedules.

Schedules are omitted because the information is inapplicable or presented in the Notes to the Consolidated Financial Statements.

3.	Exhibits. See Item 15(b) below.
(b)	Exhibits. See Exhibit Index, which is incorporated herein by reference.
(c)	Financial Statement Schedule. See Item 15(a) above.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 23, 2020. Incorporated by reference to Exhibit 3.1 to Sequential’s Form 8-K, filed July 27, 2020.

3.2	Amended and Restated Bylaws of Sequential Brands Group, Inc., as of November 13, 2020. Incorporated by reference to Exhibit 3.2 to Sequential’s Form 10-Q, filed November 16, 2020.

4.1	Description of Common Stock . Incorporated by reference to Exhibit 4.1 to Sequential’s Form 10-K, filed March 31, 2020.

10.1

Preemptive Rights and Board Nominee Agreement by and between Sequential Brands Group, Inc. (as successor to SQBG) and Tennman WR-T, Inc. effective as of October 1, 2011. Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of SQBG, Inc. (previously known as Sequential Brands Group, Inc.) (SEC File No. 001-36082) (“SQBG”) filed on November 21, 2011.

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

10.6

Form of Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan Nonqualified Stock Option Award Agreement and form of related Notice. Incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on March 14, 2016. †

10.7

Form of Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan Restricted Stock Award Agreement and form of related Notice. Incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on March 14, 2016. †

10.8

Form of Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan Performance Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed on March 14, 2016. †

10.9

Third Amended and Restated Credit Agreement, dated as of July 1, 2016, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2016.

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

10.21

Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of March 30, 2020, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto. Incorporated by reference to Exhibit 10.21 to Sequential’s Form 10-K, filed March 31, 2020.

10.22

First Amendment to the Employment Agreement dated as of January 6, 2020 by and between Sequential Brands Group, Inc. and David Conn dated May 29, 2020.  Incorporated by reference to Exhibit 10.1 to Sequential Brands Group, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2020.

10.23

Third Amendment to the Amended Employment Letter dated as of June 5, 2017 (as amended by letter dated January 11, 2019 and letter dated January 24, 2020) by and between Sequential Brands Group, Inc. and Chad Wagenheim dated June 3, 2020. Incorporated by reference to Exhibit 10.2 to Sequential Brands Group, Inc.’s Form 8-K filed with the Securities and Exchange Commission on June 4, 2020.

10.24

First Amendment to the Amended Employment Letter dated as of January 6, 2020 by and between Sequential Brands Group, Inc. and Daniel Hanbridge dated June 3, 2020. Incorporated by reference to Exhibit 10.3 to Sequential Brands Group, Inc.’s Form 8-K filed with the Securities and Exchange Commission on June 4, 2020.

10.25

Promissory Note between Bank of America, NA, and Sequential Licensing Inc. pursuant to the Paycheck Protection Program under the Coronavirus, Aid, Relief, and Economic Security Act, dated May 7, 2020.  Incorporated by reference to Exhibit 10.3 to Sequential Brands Group, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 20, 2020.

10.26

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

10.27

Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan, as amended on March 2, 2020. Incorporated by reference to Exhibit 10.1 to Sequential Brands Group, Inc.’s Form 8-K filed with the Securities and Exchange Commission on June 9, 2020.

10.28

Employment Letter dated as of October 27, 2929 by and between Sequential Brands Group, Inc. and Lorraine DiSanto. Incorporated by reference to Exhibit 10.1 to Sequential’s Form 8-K filed November 2, 2020.

10.29

Separation Agreement and General Release Agreement dated as of October 27, 2020 by and between Sequential and David Conn. Incorporated by reference to Exhibit 10.2 to Sequential’s Form 8-K filed November 2, 2020.

10.30

Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of November 16, 2020, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto. Incorporated by reference to Exhibit 10.3 to Sequential’s Form 10-Q, filed November 16, 2020.

10.31

Limited Waiver and Consent to Credit Agreement, dated as of December 31, 2020, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to Sequential’s Form 8-K, filed December 31, 2020.

10.32

Limited Waiver and Consent to Credit Agreement, dated as of January 31, 2021, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to Sequential’s Form 8-K, filed February 1, 2021.

10.33

Limited Waiver and Consent to Credit Agreement, dated as of February 21, 2021, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to Sequential’s Form 8-K, filed February 22, 2021.

10.34

Limited Waiver and Consent to Credit Agreement, dated as of March 10, 2021, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to Sequential’s Form 8-K, filed March 10, 2021.

10.35

Limited Waiver and Consent to Credit Agreement, dated as of March 31, 2021, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to Sequential’s Form 8-K, filed March 31, 2021.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: April 15, 2021	/s/ William Sweedler
By: William Sweedler on behalf of Sequential
Title: Executive Chairman and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Sweedler	Executive Chairman, Director (Principal
William Sweedler	Executive Officer)	April 15, 2021

/s/ Lorraine DiSanto	Chief Financial Officer (Principal Financial
Lorraine DiSanto	and Accounting Officer)	April 15, 2021

/s/ John Dionne	Director
John Dionne		April 15, 2021

/s/ Aaron Hollander	Director
Aaron Hollander		April 15, 2021

/s/ Silvia Mazzucchelli	Director
Silvia Mazzucchelli		April 15, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sequential Brands Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sequential Brands Group, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 15, 2021, expressed an unqualified opinion.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has received a waiver for non-compliance with certain of its covenants under one of its debt agreements; however, there can be no assurance that future waivers for non-compliance would be agreed upon or approved by its lenders. As such, the risk of non-compliance creates a material uncertainty that raises substantial doubt about its ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2.   The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Trademarks Impairment Testing

As disclosed in Note 2 to the consolidated financial statements, indefinite-lived trademarks are tested for impairment annually in the fourth quarter of each year unless an interim test is required due to the presence of indictors that the trademarks may not be fully recoverable. In the first quarter of 2020, the Company performed an interim impairment test which resulted in an impairment charge of $85,590,000 relating to indefinite-lived trademarks. The Company uses an income approach using a discounted cash flow model to value the indefinite-lived trademark(s), comparing its fair value to its carrying value to determine impairment.  If the carrying value of such assets is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds fair value.

Finite-lived trademarks are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company uses the income approach using an undiscounted cash flow model to estimate the fair value of the finite-lived tradename, comparing its estimated fair value to its carrying value. If the carrying value exceeds fair value, the Company will use a discounted cash flow model to determine the fair value, and an impairment loss is recognized if the carrying amount of finite-lived intangible asset exceeds fair value.

As of December 31, 2020, the Company had indefinite-lived trademarks with an aggregate carrying value of $376,446,000 and finite-lived trademarks with an aggregate carrying value of $108,991,000.

We identified the Company’s trademarks impairment testing as a critical audit matter. Auditing the Company’s trademark impairment testing was complex and subjective due to the significant estimation required to determine the forecasted cash flows used in the Company’s testing. Specifically, the forecasted cash flows are sensitive to significant assumptions such as discount rates, projected annual revenue growth rates, projected long-term growth rates and residual or terminal values, all of which are affected by expected future market or economic conditions, including the effects of the global pandemic. In addition, our audit effort involved the use of a professional within our firm with specialized skill and knowledge in valuation methods and models.

The primary procedures we performed to address this critical audit matter included the following:

●	Obtaining an understanding of and evaluating the Company’s process to estimate future cashflows, including the methods, data, and significant assumptions used in developing the discounted cashflow model as well as the completeness and accuracy of the underlying data used by the Company in its analyses.
●	Evaluating the reasonableness of the Company’s forecasted revenues, operating results, and cash flows by comparing those forecasts to the underlying business strategies and growth plans, including existing license arrangements. In addition, we performed sensitivity analyses related to the key inputs to forecasted cash flows, including revenue growth rates and discount rates, to evaluate whether the changes in the assumptions would result in a material change to forecasted cash flows.
●	Assessing management’s ability to estimate future cash flows by comparing the Company’s historical forecasted sales, operating results, and cash flow forecasts to actual results for the same period.
●	With the assistance of the firm’s valuation professionals, evaluating the reasonableness of the Company’s discounted cash flow model(s), including the terminal value and discount rates assumptions.

Going Concern

As disclosed in Notes 2 and 8 to the consolidated financial statements, the Company is party to the Fifth Amendment to the Third Amended and Restated Credit Agreement with Wilmington Trust, National Association as administrative agent and collateral agent (the “Amended Wilmington Credit Agreement”). The Company has obtained multiple waivers of the covenants in the Amended Wilmington Credit Agreement during 2020 and 2021, and the current waiver expires on April 19, 2021. However, the Company is not currently forecasted to be able to comply, in the next twelve months, with certain of the covenants under the Amended Wilmington Credit Agreement. If the Company continues to be unable to comply with such covenants, its lenders could demand immediate payment of amounts outstanding. This creates a material uncertainty on the Company’s ability to continue as a going concern.

We identified the evaluation of whether the Company has the ability to continue as a going concern due to its forecasted inability to maintain compliance with its debt covenants under the Amended Wilmington Credit Agreement and its inability to meet its debt obligations in the event of non-compliance and acceleration of the amounts due under the Amended Wilmington Credit Agreement. Auditing management’s going concern analysis was complex and highly subjective due to the significant estimation required to forecast future operations and cash flows utilized in the Company’s covenant calculations that are affected by expected future market or economic conditions, including the effects of the global pandemic.

The primary procedures we performed to address this critical audit matter included the following:

●	Obtaining an understanding of and testing the Company’s process to identify events and circumstances that would raise substantial doubt about the Company’s ability to continue as a going concern, which included the forecasted compliance with covenants under the Amended Wilmington Credit Agreement.
●	Obtaining an understanding of and testing the Company’s process to estimate future cashflows, including methods, data, and significant assumptions used in developing the future cashflows, as well as the completeness and accuracy of the underlying data used by the Company in its analyses.
●	Evaluating the reasonableness of the following significant assumptions made by management, including:
o	The Company’s forecasted revenues and cash flows by comparing those forecasts to the underlying business strategies and growth plans, including existing license arrangements.
o	Management’s ability to estimate future cash flows, including forecasted revenues, by comparing the Company’s historical cash flow forecasts to actual results.
o	We performed a sensitivity analysis related to the key inputs to forecasted cash flows, including revenue growth rates, as well as on the specific inputs in the calculation of the Company’s forecasted covenant compliance.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2013.

New York, New York

April 15, 2021

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current Assets:
Cash	$15,501	$6,264
Restricted cash	-	2,043
Accounts receivable, net	43,039	39,452
Prepaid expenses and other current assets	7,791	4,228
Current assets from discontinued operations	-	6,839
Total current assets	66,331	58,826

Property and equipment, net	1,280	5,349
Intangible assets, net	485,458	599,967
Right-of-use assets - operating leases	3,257	50,320
Other assets	9,583	8,782
Total assets	$565,909	$723,244

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$18,826	$15,721
Current portion of long-term debt	17,750	12,750
Current portion of deferred revenue	3,924	6,977
Current portion of lease liabilities - operating leases	936	3,035
Current liabilities from discontinued operations	730	1,959
Total current liabilities	42,166	40,442

Long-term debt, net of current portion	434,500	433,250
Long-term deferred revenue, net of current portion	2,483	4,604
Deferred income taxes	11,108	14,351
Lease liabilities - operating leases, net of current portion	2,776	54,168
Other long-term liabilities	297	3,389
Total liabilities	493,330	550,204

Commitments and contingencies

Equity:
Preferred stock Series A, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at December 31, 2020 and December 31, 2019	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized; 1,688,156 and 1,671,937 shares issued at December 31, 2020 and December 31, 2019, respectively, and 1,656,805 and 1,644,518 shares outstanding at December 31, 2020 and December 31, 2019, respectively	17	17
Additional paid-in capital	515,584	515,151
Accumulated other comprehensive loss	(2,340)	(4,096)
Accumulated deficit	(483,546)	(394,126)
Treasury stock, at cost; 31,351 and 27,419 shares at December 31, 2020 and December 31, 2019, respectively	(3,269)	(3,230)
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	26,446	113,716
Noncontrolling interests	46,133	59,324
Total equity	72,579	173,040
Total liabilities and equity	$565,909	$723,244

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Net revenue	$89,811	$101,576
Operating expenses	53,861	61,671
Impairment charges	85,590	33,109
Gain on sale of assets	(4,527)	-
(Loss) income from operations	(45,113)	6,796
Other expense	5,809	2,107
Interest expense, net	48,252	53,760
Loss from continuing operations before income taxes	(99,174)	(49,071)
Benefit from income taxes	(3,067)	(8,695)
Loss from continuing operations	(96,107)	(40,376)
Net loss attributable to noncontrolling interests from continuing operations	7,963	6,036
Loss from continuing operations attributable to Sequential Brands Group, Inc. and Subsidiaries	(88,144)	(34,340)
Loss from discontinued operations, net of income taxes	(1,276)	(125,063)
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(89,420)	$(159,403)

Loss per share from continuing operations:
Basic and diluted	$(53.54)	$(21.21)

Loss per share from discontinued operations:
Basic and diluted	$(0.78)	$(77.25)

Loss per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic and diluted	$(54.32)	$(98.46)

Weighted-average common shares outstanding:
Basic and diluted	1,646,194	1,619,021

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2020	2019
Net loss from continuing operations	$(96,107)	$(40,376)
Other comprehensive (loss) income:
Unrealized gain (loss) on interest rate swaps	1,756	(2,542)
Other comprehensive income (loss)	1,756	(2,542)
Comprehensive loss	(94,351)	(42,918)

Comprehensive loss from continuing operations attributable to noncontrolling interests	7,963	6,036
Comprehensive loss from continuing operations attributable to Sequential Brands Group, Inc. and Subsidiaries	(86,388)	(36,882)
Loss from discontinued operations, net of income taxes	(1,276)	(125,063)
Comprehensive loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(87,664)	$(161,945)

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands, except share data)

										Total
										Sequential
										Brands
										Group, Inc.
						Accumulated				and
					Additional	Other				Subsidiaries
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	Interests	Equity
Balance at January 1, 2019	—	$—	1,649,754	$16	$514,405	$(1,554)	$(234,723)	(41,565)	$(4,226)	$273,918	$70,726	$344,644
Stock-based compensation	—	—	22,183	1	468	—	—	—	—	469	—	469
Shares issued from treasury stock	—	—	—	—	—	—	—	21,614	1,268	1,268	—	1,268
Shares issued under stock incentive plan	—	—	—	—	278	—	—	—	—	278	—	278
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	(2,542)	—	—	—	(2,542)	—	(2,542)
Repurchase of common stock	—	—	—	—	—	—	—	(7,468)	(272)	(272)	—	(272)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	(5,366)	(5,366)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(6,036)	(6,036)
Net loss attributable to common stockholders	—	—	—	—	—	—	(159,403)	—	—	(159,403)	—	(159,403)
Balance at December 31, 2019	—	$—	1,671,937	$17	$515,151	$(4,096)	$(394,126)	(27,419)	$(3,230)	$113,716	$59,324	$173,040
Stock-based compensation	—	—	16,667	—	471	—	—	—	—	471	—	471
Unrealized gain on interest rate swaps	—	—	—	—	—	1,756	—	—	—	1,756	—	1,756
Reverse Stock Split	—	—	(448)	—	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	(8,485)	(77)	(77)	—	(77)
Shares issued from treasury stock	—	—	—	—	(38)	—	—	4,553	38	—	—	—
Noncontrolling interest distributions	—	—	—	—	—	—	—	—	—	—	(5,228)	(5,228)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(7,963)	(7,963)
Net loss attributable to common stockholders	—	—	—	—	—	—	(89,420)	—	—	(89,420)	—	(89,420)
Balance at December 31, 2020	—	$—	1,688,156	$17	$515,584	$(2,340)	$(483,546)	(31,351)	$(3,269)	$26,446	$46,133	$72,579

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019

Cash flows from operating activities
Loss from continuing operations	$(96,107)	$(40,376)
Loss from discontinued operations, net of tax	(1,276)	(125,063)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
(Benefit from) provision for bad debts	(393)	4,123
Depreciation and amortization	21,565	4,923
Stock-based compensation	471	1,871
Amortization of deferred financing costs	6,675	6,381
Impairment charges	85,590	33,109
(Gain) loss on equity securities	(459)	123
(Income) loss from equity method investment	(295)	78
Loss on interest rate swaps	3,789	1,029
Loss on disposal of property and equipment	-	70
Loss on lease termination	2,915	0
Amortization of operating leases	3,864	6,261
Gain on sale of assets	(4,527)	-
Deferred income taxes	(3,243)	(52,651)
Changes in operating assets and liabilities:
Accounts receivable	(3,194)	6,025
Prepaid expenses and other assets	2,234	1,534
Accounts payable and accrued expenses	(6,609)	3,092
Deferred revenue	(5,174)	(4,815)
Other liabilities	(7,151)	(7,691)
Cash used in operating activities from continuing operations	(49)	(36,914)
Cash provided by operating activities from discontinued operations	4,334	40,321
Cash provided by operating activities	4,285	3,407

Cash flows from investing activities
Investments in intangible assets, including registration and renewal costs	(107)	(136)
Purchases of property and equipment	(73)	(64)
Proceeds from sale of trademarks	8,050	-
Proceeds from sale of equity securities	-	458
Proceeds from sale of discontinued operations	-	165,928
Cash provided by investing activities from continuing operations	7,870	166,186
Cash used in investing activities from discontinued operations	-	(44)
Cash provided by investing activities	7,870	166,142

Cash flows from financing activities
Proceeds from long-term debt	26,782	9,000
Payments of long-term debt	(24,150)	(175,661)
Proceeds from Paycheck Protection Program	769	-
Deferred financing costs	(3,057)	(4,507)
Repurchases of common stock	(77)	(272)
Noncontrolling interest distributions	(5,228)	(5,366)
Cash used in financing activities from continuing operations	(4,961)	(176,806)
Cash used in financing activities from discontinued operations	-	(574)
Cash used in financing activities	(4,961)	(177,380)

Cash and restricted cash:
Net increase (decrease) in cash and restricted cash	7,194	(7,831)
Balance — Beginning of year	8,307	16,138
Balance — End of year	$15,501	$8,307

Reconciliation to amounts on consolidated balance sheets
Cash	$15,501	$6,264
Restricted cash	-	2,043
Total cash and restricted cash	$15,501	$8,307

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$44,809	$52,747
Taxes	$154	$1,102

Non-cash investing and financing activities
Unrealized gain (loss) on interest rate swaps, net during the year	$1,756	$(2,542)
Receivable for sale of trademark rights	$8,015	$-

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Overview

Sequential Brands Group, Inc. (the “Company”) owns a portfolio of consumer brands in the active and lifestyle categories. The Company aims to maximize the strategic value of its brands by promoting, marketing and licensing its global brands through various distribution channels, including to retailers, wholesalers and distributors in the United States and in certain international territories. The Company’s core strategy is to enhance and monetize the global reach of its existing brands, and to pursue additional strategic acquisitions to grow the scope of and diversify its portfolio of brands. The Company licenses brands to both wholesale and direct-to-retail licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for a particular brand for sale to multiple accounts within an approved channel of distribution and territory. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites. As of December 31, 2020, the Company had approximately one hundred licensees, with wholesale licensees comprising a significant majority.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse Stock Split and Reclassification of Prior Year Presentation

On July 27, 2020, the Company’s announced 1 share-for-40 shares (1:40) reverse stock split (the “Reverse Stock Split”) of the Company’s outstanding common stock, par value $0.01 per share became effective.  All share and per share amounts in this Form 10-K have been adjusted to reflect the Reverse Stock Split.  The stated capital attributable to common stock on the Company’s consolidated balance sheet at December 31, 2019 was reduced proportionately to the Reverse Stock Split ratio, and the additional paid-in capital account was credited with the amount by which the stated capital is reduced.  Prior periods in this Form 10-K have been reclassified to reflect this change.

On June 10, 2019, the Company completed the sale of Martha Stewart Living Omnimedia, Inc. (“MSLO”), a Delaware corporation and a wholly-owned subsidiary of the Company, for $166 million in cash consideration, plus additional amounts in respect of pre-closing accounts receivable that are received after the closing, subject to certain adjustments, pursuant to an equity purchase agreement (the “Purchase Agreement”) with Marquee Brands LLC (the “Buyer”) entered into on April 16, 2019.  In addition, the Purchase Agreement provides for an earnout of up to $40,000,000 payable to the Company if certain performance targets are achieved during the three calendar years ending December 31, 2020, December 31, 2021 and December 31, 2022. The performance targets were not met for the year ended December 31, 2020. MSLO and its subsidiaries were engaged in the business of promoting, marketing and licensing the Martha Stewart and the Emeril Lagasse brands through various distribution channels.

Correction of Prior Period Error

During the preparation of its annual financial statements, the Company discovered an error on the Company’s consolidated statement of comprehensive loss for the year ended December 31, 2019.  The Company had previously disclosed an unrealized loss of $5.6 million for interest rate swaps. The Company has corrected the error on the Company’s consolidated statements of comprehensive loss in this current Form 10-K to reflect an unrealized loss of $2.5 million for the year ended December 31, 2019. The unrealized loss on interest rate swaps was correctly disclosed in the 2019 Form 10-K on both the statement of changes in equity and the statement of cash flows for the year ended December 31, 2019. This error had no impact on its consolidated balance sheets, statements of operations, statements of changes in equity, statement of cash flows and the Notes to Consolidated Financial Statements for the years ended December 31, 2019, 2018 and 2017.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic, which continues to spread throughout the U.S. COVID-19 is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis. As COVID-19 spread, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine continued to increase, which has affected retailers, as well as our licensees who sell to these retailers. These actions caused many retailers carrying the Company’s branded products to close in the first and second quarter of 2020, which has affected retailers, as well as our licensees who sell to these retailers. As states continue to relax and then tighten restrictions, the Company is unsure when retail stores will be ordered to close, at what capacity, or how long such periods of store closures will be needed or mandated. For the year ended December 31, 2020, COVID-19 caused a significant reduction in retail stores that remained open, as well as a change in consumer purchasing behavior for specific types of products. Both have led to a reduction in orders from retailers for certain types of products bearing some of our brands. Even as the vaccines are widely administered, we cannot predict when government restrictions and mandates will be imposed or lifted, or how quickly, if at all, retail stores and customers will return to their pre-COVID-19 purchasing behaviors, so we cannot predict how long our results of operations and financial performance will be impacted. The impacts of COVID-19 have adversely affected the Company’s near-term and long-term revenues, earnings, liquidity and cash flows as certain licensees have requested temporary relief or deferred making their scheduled payments. However, the Company is not currently able to predict the full impact of COVID-19 on its results of operations and cash flows. The Company has proactively taken steps to increase available cash on hand including utilizing revolver borrowings under the Third Amendment to the Third Amended and Restated First Lien Credit Agreement with Bank of America, N.A. as administrative and collateral agent (the “Amended BoA Credit Agreement”). During the year ended December 31, 2020, the Company made net revolver borrowings of $14.1 million, excluding lender fees, under the Amended BoA Credit Agreement.

Going Concern

As of December 31, 2020, the Company was party to the Amended BoA Credit Agreement and the Fifth Amendment to the Third Amended and Restated Credit Agreement with Wilmington Trust, National Association as administrative agent and collateral agent (as amended from time to time, the “Amended Wilmington Credit Agreement”), collectively referred to as its loan agreements (“Loan Agreements”). The Company has obtained multiple waivers of the covenants in the Amended Wilmington Credit Agreement during 2020, and the current waiver expires on April 19, 2021. However, there can be no assurance that such amendments would be agreed upon or approved by such lenders. If the Company fails to comply with its financial covenants, as modified, a default under the Loan Agreements would be triggered and the Company’s obligations under the Loan Agreements may be accelerated. The Company’s management is continuing to conduct a broad review of strategic alternatives, including in respect to the fact that the Company is currently in default of its financial covenants under its Amended Wilmington Credit Agreement with Wilmington Trust, National Association as administrative agent, and the lenders party thereto, and is operating under a waiver from the lenders under that agreement; however, there can be no assurance that such efforts will be successful. The risk of non-compliance creates a material uncertainty that casts substantial doubt with respect to the ability of the Company to continue as a going concern.  The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities that would be necessary if the Company was unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. See “Note 8 – Long Term Debt” with respect to compliance under the Loan Agreements and effects of COVID-19.

Paycheck Protection Program

On May 18, 2020, the Company received loan proceeds of $769,295 from a promissory note issued by Bank of America, N.A., under the PPP loan which was established under the CARES Act and is administered by the U.S. Small Business Administration.  The term on the loan is two years and the annual interest rate is 1.00%.  Payments of principal and interest are deferred for the first six months of the loan.  The Company received consent from its lenders under the

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

Amended Wilmington Credit Agreement to apply for the PPP loan which is recorded in accrued expenses on the consolidated balance sheet. The Company filed for forgiveness on this loan on November 20, 2020 and believes that the loan will be forgiven. Such forgiveness will be determined based on the use of the loan proceeds for payroll costs, rent and utility expenses and the maintenance of workforce and compensation levels with certain limitations.  There is uncertainty around the standards and operation of the PPP, and no assurance is provided that the Company will obtain forgiveness in whole or in part.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), (see Note 5 for related disclosures).   ASC 606 requires a five-step approach to determine the appropriate method of revenue recognition for each contractual arrangement:

Step 1: Identify the Contract(s) with a Customer

Step 2: Identify the Performance Obligation(s) in the Contract

Step 3: Determine the Transaction Price

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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

Restricted Cash

Restricted cash consisted of cash deposited with a financial institution required as collateral for the Company’s cash-collateralized letter of credit facilities at December 31, 2019. The Company does not have any restricted cash reported on its consolidated balance sheet at December 31, 2020.

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees and other customers and its evaluation of their creditworthiness, payment history and account aging. The Company adopted ASU 2016-13, Financial Statements – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) effective January 1, 2020.  ASU 2016-13 requires companies to adopt a methodology that measures expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The adoption did not have a material impact on the Company’s consolidated financial statements.  The primary impact to the Company is the timing of recording expected credit losses

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

on its trade receivables. Accounts receivable balances deemed to be uncollectible are written off after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts was $0.4 million and $5.8 million at December 31, 2020 and 2019, respectively.

The Company’s accounts receivable, net amounted to $43.0 million and $39.5 million as of December 31, 2020 and 2019, respectively. Two licensees accounted for approximately 57% (36% and 21%) of the Company’s total consolidated accounts receivable, net balance as of December 31, 2020 and two licensees accounted for approximately 51% (33% and 18%) of the Company’s total consolidated accounts receivable, net balance as of December 31, 2019. The Company does not believe the accounts receivable balances from these licensees represents a significant collection risk based on past collection experience, however, the current environment as discussed previously may have a material impact on future collections.

Investments

The Company accounts for equity securities under ASC 321, Investments – Equity Securities (“ASC 321”). Such securities are reported at fair value in the consolidated balance sheets and, at the time of purchase, are reported in the consolidated statements of cash flows as an investing activity. Gains and losses on equity securities are recognized through net loss.  The Company recognized a gain on its equity securities for $0.5 million and a loss on its equity securities for $0.1 million recorded in other expense on the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively.

Equity Method Investment

For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation, the Company uses the equity method of accounting. On July 1, 2016, the Company acquired a 49.9% noncontrolling interest in Gaiam Pty. Ltd. in connection with its acquisition of Gaiam Brand Holdco, LLC. The value of the Company’s equity method investment was $0.9 million and $0.6 million as of December 31, 2020 and 2019, respectively, and is included in other assets in the consolidated balance sheets. The Company’s share of earnings from its equity method investee, which was not material for the years ended December 31, 2020 and 2019, is included in other expense in the consolidated statements of operations.

On July 2, 2020, the Company entered into an asset purchase agreement to sell its Franklin Mint trademark for $3.5 million and retained a 5% equity interest in the Franklin Mint purchaser’s entity.  The remaining investment will be accounted for under the equity method since a 3-5% equity interest is considered to be "more than minor” in a limited partnership investment such as this. The Company recorded an initial investment of $0.2 million in other assets in the consolidated balance sheet.

The Company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investment may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment charge when the loss in value is deemed other-than-temporary.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting.  The Company does not have any goodwill reported on its consolidated balance sheets at December 31, 2020 or 2019.

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
DECEMBER 31, 2020 AND 2019

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

The Company determined that the Ellen Tracy trademark should no longer be classified as an indefinite-lived intangible asset and was reclassified in the second quarter of 2020 as a finite-lived intangible asset and is now amortized on a straight-line basis over the remaining estimated useful life of the trademark of fifteen years.  The Company recorded amortization expense of $1.8 million related to this trademark during the year ended December 31, 2020.

During the first quarter of 2020, the Company recorded non-cash impairment charges of $85.6 million consisting of $33.2 million related to the Jessica Simpson trademark, $29.8 million related to the Gaiam trademark, $12.0 million related to the Joe’s trademark and $10.6 million related to the Ellen Tracy trademark. The impairments arose due to reduced sales forecasts and higher discount rates for these brands driven by the financial impacts of COVID-19 and the current economic environment. Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows. Additionally, the Company determined that the Avia trademark should no longer be classified as an indefinite-lived intangible asset and was reclassified in the first quarter of 2020 as a finite-lived intangible asset and amortized on a straight-line basis over the remaining estimated useful life of the trademark of six years. The estimated useful life was determined based on a license agreement for its Avia trademark which included a clause that if the licensee pays to the Company cumulative total royalties of $100.0 million, the licensee has the right to require the Company to assign full title and ownership of the trademark to the licensee (See Note 11). The Company amortized $13.9 million related to this trademark during the year ended December 31, 2020.

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

During the year ended December 31, 2019, the Company recorded non-cash impairment charges of $33.1 million consisting of $28.5 million related to the Jessica Simpson trademark and $4.6 million related to the Joe’s trademark. The impairments arose due to reduced growth expectations and the impact of licensee transitions for these brands. Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows. See Notes 3 and 7 for further details.

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
DECEMBER 31, 2020 AND 2019

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

The Company’s preferred stock does not feature any redemption rights within the holders’ control or conditional redemption features not solely within its control as of December 31, 2020 and 2019. Accordingly, all issuances of preferred stock are presented as a component of equity. The Company did not have any preferred stock outstanding as of December 31, 2020 and 2019.

Common Stock Purchase Warrants and Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other freestanding derivatives, if any, at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its outstanding common stock purchase warrants satisfied the criteria for classification as equity instruments at December 31, 2020 and 2019.

Advertising

Advertising costs related to media ads are charged to expense as of the first date the advertisements take place. Advertising costs related to campaign ads, such as production and talent, are expensed over the term of the related advertising campaign. Advertising expenses included in operating expenses from continuing operations approximated $2.0

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

million and $12.0 million for the years ended December 31, 2020 and 2019, respectively.  As of December 31, 2020 and 2019, the Company had no capitalized advertising costs recorded on the consolidated balance sheets.

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

Leases

The Company has operating leases for its offices and showrooms and for copiers. The Company adopted ASU No. 2016-02, Leases (“ASU 2016-02” or “ASC 842”) as of January 1, 2019 using the modified retrospective method as of the period of adoption.  The Company elected the package of practical expedients upon transition where the Company did not reassess the lease classification and initial direct costs for leases that existed prior to adoption.  Additionally, the Company did not reassess contracts entered into prior to adoption to determine whether the arrangement was or contained a lease.  In accordance with ASU 2016-02, for leases over twelve months the Company records a right-of-use asset and a lease liability representing the present value of future lease payments.  Rent expense is recognized on a straight-line basis over the term of the lease.  Sublease income (in which we are the sublessor) is recognized on a straight-line basis over the term of the sublease, as a reduction to lease expense. The Company evaluates its right-of-use (“ROU”) assets for impairment in accordance with ASC 360. See Note 10 for further information.

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
DECEMBER 31, 2020 AND 2019

all deferred income taxes are reported and classified as non-current. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

On March 27, 2020, the CARES Act was signed into law.  The CARES Act contains several new or changed income tax provisions, including but not limited to the following: increased limitation threshold for determining deductible interest expense for corporate taxpayers from 30% of adjustable taxable income to 50% of adjustable taxable income for tax years beginning in 2019 and 2020, class life changes to qualified improvement property (in general, from 39 years to 15 years), acceleration of the ability for corporate taxpayers to recover AMT credits, suspension of 80% of taxable income limitation on the use of NOLs for tax years beginning before January 1, 2021 and the ability to carry back NOLs incurred from tax years 2018 through 2020 up to the five preceding tax years.  As a result of the CARES Act, it is anticipated that the Company will fully utilize all interest expense that was deferred beginning in 2018 with no additional disallowed interest expense in 2020.  The Company had accrued for an AMT credit of less than $0.1 million which was recorded as a receivable as of December 31, 2019; payment of this AMT credit was received during the year ended December 31, 2020.

The Company applies the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the year ended December 31, 2020, the Company did not have any reserves or interest and penalties to record through current income tax expense in accordance with ASC 740, Income Taxes (“ASC 740”). Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2017 through December 31, 2020.

Earnings Per Share

Basic loss per share (“EPS”) attributable to Sequential Brands Group, Inc. and Subsidiaries is computed by dividing net loss attributable to Sequential Brands Group, Inc. and Subsidiaries by the weighted-average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the reporting period, including stock options, PSUs and warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive. In periods when there is a net loss, diluted loss per share is equal to basic loss per share, since the effect of including any common stock equivalents would be anti-dilutive.  Basic weighted-average common shares outstanding is equivalent to diluted weighted-average common shares outstanding for the years ended December 31, 2020 and 2019 for the calculation of basic loss per share attributable to Sequential Brands Group, Inc. and Subsidiaries.

The computation of diluted EPS attributable to Sequential Brands Group, Inc. and Subsidiaries for the years ended December 31, 2020 and 2019 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2020	2019
Unvested restricted stock	8,648	11,885

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash, restricted cash and accounts receivable. Cash is held to meet working capital needs and future acquisitions. Restricted cash is pledged as collateral for a comparable amount of irrevocable standby letters of credit for certain of the Company’s leased properties. Substantially all of the Company’s cash and restricted cash are deposited with high quality financial institutions. At times,

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

however, such cash and restricted cash may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts as of December 31, 2020.

Concentration of credit risk with respect to accounts receivable historically has been minimal, however, the current environment as discussed previously may have a material impact on future collections. The Company performs periodic credit evaluations of its customers’ financial condition. The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable.

Customer Concentrations

The Company recorded net revenues from continuing operations of $89.8 million and $101.6 million during the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, three licensees represented at least 10% of net revenue, accounting for 19%, 18% and 15% of the Company’s net revenue from continuing operations. During the year ended December 31, 2019, three licensees represented at least 10% of net revenue, each accounting for 19%, 16% and 14% of the Company’s net revenue from continuing operations.

Loss Contingencies

The Company recognizes contingent losses that are both probable and estimable. In this context, probable means circumstances under which events are likely to occur. The Company records legal costs pertaining to contingencies as incurred.

Noncontrolling Interests

Noncontrolling interest recorded for the years ended December 31, 2020 and 2019 represents an income allocation to Elan Polo International, Inc., a member of DVS LLC and JALP, LLC, a member of FUL IP Holdings, LLC,  and a loss allocation to With You, Inc., a member of With You LLC. The following table sets forth the noncontrolling interest for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019

	(in thousands)
With You LLC	$(8,797)	$(6,230)
DVS LLC	594	659
FUL IP	240	(465)
Net loss attributable to noncontrolling interests	$(7,963)	$(6,036)

The following table sets forth the noncontrolling interest as of December 31, 2020 and 2019:

	DVS LLC	FUL IP	With You LLC	Total

	(in thousands)
Balance at January 1, 2019	$2,701	$496	$67,529	$70,726
Net income (loss) attributable to noncontrolling interests	659	(465)	(6,230)	(6,036)
Distributions	(614)	-	(4,752)	(5,366)
Balance at December 31, 2019	2,746	31	56,547	59,324
Net income (loss) attributable to noncontrolling interests	594	240	(8,797)	(7,963)
Distributions	(1,060)	(240)	(3,928)	(5,228)
Balance at December 31, 2020	$2,280	$31	$43,822	$46,133

During the year ended December 31, 2020, the Company recorded a gain of $0.5 million related to the FUL trademark settlement. During the year ended December 31, 2019, the Company wrote-off a receivable related to the previous sale of the FUL trademark.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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
DECEMBER 31, 2020 AND 2019

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

During the year ended December 31, 2020, the Company recorded non-cash impairment charges of $85.6 million consisting of $33.2 million related to the Jessica Simpson trademark, $29.8 million related to the Gaiam trademark, $12.0 million related to the Joe’s trademark and $10.6 million related to the Ellen Tracy trademark. The impairments arose due to reduced sales forecasts and higher discount rates for these brands driven by the financial impacts of COVID-19 and the current economic environment. Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows, a Level 3 measurement within the fair value hierarchy.

During the year ended December 31, 2019, the Company recorded non-cash impairment charges of $33.1 million consisting of $28.5 million related to the Jessica Simpson trademark and $4.6 million related to the Joe’s trademark. The impairments arose due to reduced growth expectations and the impact of licensee transitions for these brands.  Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows, a Level 3 measurement within the fair value hierarchy.  The following table shows the change in indefinite-lived intangible assets for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019

	(in thousands)
Beginning Balance at	$591,958	$624,985
Additions and reclassification from indefinite to definite-lived	(129,922)	82
Impairment charges	(85,590)	(33,109)
Ending Balance at	$376,446	$591,958

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

As of December 31, 2020 and 2019, there were no assets or liabilities that are required to be measured at fair value on a recurring basis, except for the Company’s equity securities (see Note 2) and interest rate swaps (see Note 8).

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

There was no change to the fair value level hierarchy classification for the years ended December 31, 2020 and 2019.  The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at December 31, 2020 and 2019:

		Carrying Value		Fair Value
Financial Instrument	Level	12/31/2020	12/31/2019	12/31/2020	12/31/2019

	(in thousands)
Equity securities	1	$506	$47	$506	$47
Interest rate swaps - liability	2	$6,477	$6,514	$6,477	$6,514
Term loans	2	$441,081	$453,831	$440,325	$451,483
Revolving loan	2	$29,740	$14,358	$29,787	$14,323

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

During the year ended December 31, 2019, the Company determined that a portion of one of the hedges was no longer effective due to the repayment of certain debt with the proceeds from the sale of MSLO (see Note 8).  As a result, in accordance with ASC 815-30-40-6A, the Company de-designated it as a cash flow hedge and reclassified a loss of $0.4 million from other comprehensive loss to other expense in the consolidated statement of operations.  Changes in the fair value of the de-designated interest rate swap after the de-designation date are being recognized through continuing operations.  The Company recorded a loss of $3.8 million and $0.6 million in other expense from continuing operations in the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively.

The components of the 2018 Swap Agreements as of December 31, 2020 are as follows:

	Notional Value	Derivative Asset	Derivative Liability

	(in thousands)
LIBOR based loans	$300,000	$—	$6,477

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

For purposes of this fair value disclosure, the Company based its fair value estimate for the Term Loans and Revolving Loan (each, as defined in Note 8) on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the loan agreements based on interest rates as of December 31, 2020 and 2019 for debt with similar risk characteristics and maturities.

NOTE 4 – DISCONTINUED OPERATIONS

On June 10, 2019, the Company completed the sale of MSLO, a Delaware corporation and a wholly-owned subsidiary of the Company, for $166 million in cash consideration, plus additional amounts in respect of pre-closing accounts receivable that are received after the closing, subject to certain adjustments, pursuant to the Purchase Agreement with the Buyer entered into on April 16, 2019.  In addition, the Purchase Agreement provides for an earnout of up to $40,000,000 payable to the Company if certain performance targets are achieved during the three calendar years ending December 31, 2020, December 31, 2021 and December 31, 2022. The performance targets were not met for the year ended December 31, 2020. MSLO and its subsidiaries were engaged in the business of promoting, marketing and licensing the Martha Stewart and the Emeril Lagasse brands through various distribution channels.  The Company recorded a pre-tax loss of $1.6 million and $4.3 million on the sale of MSLO during the years ended December 31, 2020 and 2019, respectively which is recorded in discontinued operations in the consolidated statements of operations.

During the year ended December 31, 2019, the Company recorded non-cash impairment charges of $161.2 million for indefinite-lived intangible assets related to the Martha Stewart and Emeril Lagasse trademarks. The impairments arose during the sale process for the Martha Stewart and Emeril Lagasse brands due to the difference in the fair value as indicated by the sales price as compared to the carrying values of the intangible assets included in the transaction.  The sale of the Martha Stewart and Emeril Lagasse brands was approved by the Board of Directors on April 15, 2019, to allow the Company to achieve one of its top priorities in significantly reducing its debt. These charges are included in discontinued operations in the consolidated statements of operations. The Company recorded a net loss from discontinued operations of $1.3 million and $125.1 million for the years ended December 31, 2020 and 2019, respectively.

The financial results of MSLO through December 31, 2020 are presented as loss from discontinued operations, net of income taxes in the consolidated statements of operations.  The following table presents the discontinued operations in the consolidated statements of operations:

	Year Ended December 31,
	2020	2019

Net revenue	$-	$18,771
Operating expenses	-	16,481
Impairment charges	-	161,224
Loss on sale of MSLO	1,592	4,273
Loss from discontinued operations	(1,592)	(163,207)
Other expense	25	485
Interest expense	-	3,570
Loss from discontinued operations before income taxes	(1,617)	(167,262)
Benefit from income taxes	(341)	(42,199)
Loss from discontinued operations, net of income taxes	$(1,276)	$(125,063)

For the year ended December 31, 2019, the Company used cash proceeds from the MSLO sale to make mandatory prepayments of $109.6 million on the Revolving Credit Facility and voluntary prepayments of $44.4 million on its Tranche A-1 Term Loans (see Note 8).  In accordance with ASC 205-20-45-6, Presentation of Financial Statements – Discontinued Operations, the Company has allocated interest expense of $3.6 million for the year ended December 31, 2019, related to the portion of debt that was required to be paid as part of the transaction and accretion on certain MSLO legacy and guaranteed payments.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

During the year ended December 31, 2019, the Company recorded $6.0 million in transaction costs directly related to the sale of MSLO which are recorded in discontinued operations in the consolidated statements of operations.

The following table presents the assets and liabilities from discontinued operations as of December 31, 2020 and December 31, 2019:

	December 31,
	2020	2019

Carrying amount of assets included as part of discontinued operations:
Current Assets:
Prepaid expenses and other current assets	$-	$6,839
Total current assets from discontinued operations	$-	$6,839

Carrying amount of liabilities included as part of discontinued operations:
Current Liabilities:
Accounts payable and accrued expenses	$730	$1,959
Total current liabilities from discontinued operations	$730	$1,959

The prepaid expenses and other current assets at December 31, 2019 consisted of a $6.8 million receivable due to the Company from the Buyer in accordance with the terms of the Purchase Agreement. There are no prepaid expenses and other current assets at December 31, 2020.

The following table presents the cash flow from discontinued operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019

	(in thousands)
Cash provided by discontinued operating activities	$4,334	$40,321
Cash used in discontinued investing activities	$-	$(44)
Cash used in discontinued financing activities	$-	$(574)

Cash provided by discontinued operating activities was approximately $4.3 million for the year ended December 31, 2020 compared to $40.3 million for the year ended December 31, 2019. The cash provided by discontinued operating activities for the year ended December 31, 2020 is primarily due to receipt of a portion of the receivable due the Company from the Buyer in accordance with the terms of the Purchase Agreement. The cash provided by discontinued operating activities for the year ended December 31, 2019 is primarily driven by the benefit from income taxes. The cash used in discontinued investing activities for the year ended December 31, 2019 is related to purchases of property and equipment and investments in intangible assets. The cash used in discontinued financing activities for the year ended December 31, 2019 is related to MSLO guaranteed payments.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

Disaggregated Revenue

The following table presents revenue disaggregated by source for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019

	(in thousands)
Licensing agreements	$89,635	$101,161
Other	176	415
Total	$89,811	$101,576

Contract Balances

Contract assets represent unbilled receivables and are presented within accounts receivable, net on the consolidated balance sheets.  Contract liabilities represent unearned revenues and are presented within the current portion of deferred revenue on the consolidated balance sheets.

The below table summarizes the Company’s contract assets and contract liabilities:

	December 31,	December 31,
	2020	2019

	(in thousands)
Contract assets	$2,269	$1,803
Contract liabilities	1,017	3,040

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

The below table summarizes amounts related to future performance obligations from continuing operations under fixed contractual arrangements as of December 31, 2020 and the periods in which they are expected to be earned and recognized as revenue:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

	2021	2022	2023	2024	2025	Thereafter

	(in thousands)
Future Performance Obligations	$36,779	$15,164	$12,525	$2,551	$359	$241

The Company does not disclose the amount attributable to unsatisfied or partially satisfied performance obligations for variable revenue contracts in accordance with the optional exemption allowed for under ASC 606. The Company has categorized certain contracts as variable when there is a history and future expectation of exceeding guaranteed minimum royalties.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31,
	2020	2019

	(in thousands)
Furniture and fixtures	$5,114	$5,114
Computer hardware/equipment	289	277
Leasehold improvements	945	6,162
Computer software	570	570
Websites	169	169
Property and equipment	7,087	12,292
Less accumulated depreciation and amortization	(5,807)	(6,943)
Property and equipment, net	$1,280	$5,349

There were no impairments of property and equipment recorded in the consolidated statements of operations for the years ended December 31, 2020 and 2019. The Company reviews the estimated lives of its fixed assets on an ongoing basis. During the year ended December 31, 2019, the review indicated that the lives of certain leasehold improvements were shorter than the estimated useful lives used for depreciation purposes due to the Company’s sublease of its former corporate headquarters. As a result, effective December 1, 2019, the Company changed its estimates of the useful lives of the leasehold improvements to better reflect the estimated periods during which the assets will remain in service.  The remaining useful life was four months for these assets. The effect of the change was an increase of $1.5 million to depreciation and amortization expense from continuing operations for the year ended December 31, 2019.  Depreciation and amortization expense from continuing operations amounted to $4.1 million and $3.0 million for the years ended December 31, 2020 and 2019, respectively.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 7 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

		Gross
	Useful Lives	Carrying	Accumulated	Net Carrying
December 31, 2020	(Years)	Amount	Amortization	Amount

		(in thousands)
Finite-lived intangible assets:
Trademarks	5 - 15	$130,630	$(21,639)	$108,991
Customer agreements	4	2,080	(2,080)	-
Patents	10	95	(74)	21
		$132,805	$(23,793)	109,012
Indefinite-lived intangible assets:
Trademarks				376,446
Intangible assets, net				$485,458

		Gross
	Useful Lives	Carrying	Accumulated	Net Carrying
December 31, 2019	(Years)	Amount	Amortization	Amount

		(in thousands)
Finite-lived intangible assets:
Trademarks	5 - 15	$12,491	$(4,515)	$7,976
Customer agreements	4	2,200	(2,198)	2
Patents	10	95	(64)	31
		$14,786	$(6,777)	8,009
Indefinite-lived intangible assets:
Trademarks				591,958
Intangible assets, net				$599,967

Future annual estimated amortization expense is summarized as follows:

Years Ended December 31,	(in thousands)
2021	$17,964
2022	17,964
2023	17,611
2024	16,546
2025	16,513
Thereafter	22,414
$109,012

Amortization expense from continuing operations amounted to $17.4 million and $1.9 million for the years ended December 31, 2020 and 2019, respectively.

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

Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. As of December 31, 2020, the trademarks of Jessica Simpson, AND1, Joe’s, GAIAM, and Caribbean Joe have been determined to have an indefinite useful life, and accordingly, consistent with ASC Topic 350, no amortization has been recorded in

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

the Company’s consolidated statements of operations. Instead, each of these intangible assets are tested for impairment annually and as needed on an individual basis as separate single units of accounting, with any related impairment charge recorded to the statement of operations at the time of determining such impairment. The annual evaluation of the Company’s indefinite-lived trademarks is performed as of October 1, the beginning of the Company’s fourth fiscal quarter. No triggering events were identified that would require additional reassessment of the Company’s indefinite-lived intangible assets at December 31, 2020. Based upon the results of its annual impairment test performed as of October 1, 2020, Joe’s indefinite-lived intangible asset’s estimated fair value exceeded its carrying value by less than 2%.  Management considers the assumptions used in its analysis to be its best estimates across a range of possible outcomes based on available evidence at the time of its annual impairment test. While the Company concluded no impairment triggers existed at December 31, 2020, the Joe’s indefinite-lived intangible asset is at risk of future impairment in the event of significant unexpected changes in the Company’s forecasted future results and cash flows for the Joe’s trademark. As the Company disclosed previously, it is involved in a strategic review of its brands which includes evaluating potential divestitures of its brands. The Company may or may not execute a transaction; however, if it does, the Company would re-examine its intangible asset valuations at that time which may or may not result in a potential impairment.

During the third quarter of 2020, the Company entered into an asset purchase agreement to sell its Franklin Mint and Linen ‘n Things trademarks for $3.9 million. The Company retained a 5% equity interest in the Franklin Mint purchaser’s entity. The Company recorded a gain on sale of assets of $3.7 million related to the sale of the Franklin Mint and Linen ‘n Things trademarks. During the year ended December 31, 2020, the Company recorded an additional gain on sale of assets of $0.9 million related to the sale of the Nevados trademark.

During the second quarter of 2020, the Company determined that the Ellen Tracy trademark should no longer be classified as an indefinite-lived intangible asset and was reclassified in the second quarter of 2020 as a finite-lived intangible asset and amortized on a straight-line basis over the remaining estimated useful life of the trademark of fifteen years.  The Company amortized $1.2 million related to this trademark during the year ended December 31, 2020.

During the first quarter of 2020, the Company determined that the Avia trademark should no longer be classified as an indefinite-lived intangible asset and was reclassified in the first quarter of 2020 as a finite-lived intangible asset and amortized on a straight-line basis over the remaining estimated useful life of the trademark of six years. The estimated useful life was determined based on a license agreement for its Avia trademark which included a clause that if the licensee pays to the Company cumulative total royalties of $100.0 million, the licensee has the right to require the Company to assign full title and ownership of the trademark to the licensee (See Note 11). The Company amortized $13.9 million related to this trademark during the year ended December 31, 2020.

On October 24, 2019, a licensee for Avia exercised a purchase option in their existing license agreement to acquire ownership of the Avia trademark registered in China for $12.3 million, effective as of January 15, 2020.  The $12.3 million was originally payable in installments over a period of three years as follows: $3.3 million on June 30, 2020, $5.0 million on June 30, 2021 and $4.0 million on June 30, 2022. The present value of the proceeds from the sale of $11.3 million are applied against the cost basis of the intangible asset on the Company’s consolidated balance sheet as of December 31, 2020.  On July 22, 2020, the Company amended the agreement giving the licensee an option to modify the total purchase price to $8.8 million if payment was made in full by August 15, 2020, or to continue with the $12.3 million purchase price under a modified payment plan.   The licensee did not pay the $8.8 million settlement amount by August 15, 2020 and now the $12.3 million is payable in installments over a period of three years as follows: $1.65 million on September 30, 2020, $1.65 million on December 30, 2020, $5.0 million on June 30, 2021 and $4.0 million on June 30, 2022. In the event the licensee fails to pay the purchase price as per the amended schedule, the Company has the right to take back the trademark. The Company has received payments of $3.3 million during the year ended December 31, 2020. On February 9, 2021, the Company amended the license agreement and modified the existing payment plan (see Note 17).  The remaining amount due of $9.0 million  is payable in equal installments of approximately $2.3 million on April 30, 2021, June 30, 2021, September 30, 2021 and December 31, 2021.

When conducting its impairment assessment of indefinite-lived intangible assets, the Company initially performs a qualitative evaluation of whether it is more likely than not that the asset is impaired. If it is determined by a qualitative

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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

During the year ended Deccember 31, 2020, the Company recorded non-cash impairment charges of $85.6 million consisting of $33.2 million related to the Jessica Simpson trademark, $29.8 million related to the Gaiam trademark, $12.0 million related to the Joe’s trademark and $10.6 million related to the Ellen Tracy trademark. The impairments arose due to reduced sales forecasts and higher discount rates for these brands driven by the financial impacts of COVID-19 and the current economic environment. During the year ended December 31, 2019, the Company recorded non-cash impairment charges of $33.1 million consisting of $28.5 million related to the Jessica Simpson trademark and $4.6 million related to the Joe’s trademark. The impairments arose due to reduced growth expectations and the impact of licensee transitions for these brands. Fair value for each trademark was determined based on the income approach using estimates of future discounted cash flows.  These charges are included in impairment charges in the consolidated statements of operations.

NOTE 8 – LONG-TERM DEBT

The components of long-term debt are as follows:

	December 31,
	2020	2019

	(in thousands)
Secured Term Loans	$441,081	$453,831
Revolving Credit Facility	29,740	14,358
Unamortized deferred financing costs	(18,571)	(22,189)
Total long-term debt, net of unamortized deferred financing costs	452,250	446,000
Less: current portion of long-term debt	17,750	12,750
Long-term debt	$434,500	$433,250

Debt Facilities

On November 16, 2020, due to the occurrence of certain events, the Company entered into the Fifth Amendment to its Third Amended and Restated Credit Agreement and Limited Waiver (as amended, the “the “Fifth Amendment”) with Wilmington Trust, National Association, as administrative agent and collateral agent (the “Wilmington Agent”) and

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

the lenders party thereto (the “Wilmington Facility Loan Parties”). The Fifth Amendment modified certain of the covenants in, and provided a waiver through December 31, 2020 of defaults under, the Amended Wilmington Credit Agreement (the “Waiver”). The Company received several extensions of the Waiver in the first quarter of 2021. The current extension of the Waiver expires on April 19, 2021 and the Company is negotiating to further extend the Waiver. The Company is also not currently forecasted to be able to comply, in the next twelve months, with certain of the financial covenants under the Amended Wilmington Credit Agreement. If the Company fails to comply with such financial covenants, or further extend the Waiver, an event of default under the Loan Agreements would be triggered and its obligations under the Loan Agreements may be accelerated. The Company continues to evaluate strategic alternatives, including the divestiture of one or more existing brands or a sale of the Company. The risk of non-compliance creates a material uncertainty that casts substantial doubt with respect to the ability of the Company to continue as a going concern. As disclosed in the Company’s Form 8-K filed on March 31, 2021, the Wilmington Facility Loan Parties under the Credit Agreement continued to be lenders as of April 1, 2021 and, therefore have the right to appoint an independent majority of the Company’s Board of Directors (inclusive of Ms. Mazzucchelli and Mr. Dionne, who currently serve as directors of the Company).

Management continues to conduct a broad review of strategic alternatives, including the divestiture of one or more existing brands or a sale of the Company, including in respect to the fact that the Company is currently in default of its financial covenants under its Third Amended and Restated Credit Agreement with Wilmington Trust, National Association as administrative agent, and the lenders party thereto, and is operating under a waiver from the lenders under that agreement.  The risk of non-compliance creates a material uncertainty that casts substantial doubt with respect to the ability of the Company to continue as a going concern.  The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities that would be necessary if the Company was unable to realize its assets and settle its liabilities as a going concern in the normal course of operations.

On March 30, 2020, the Company entered into the Fourth Amendment (“Fourth Amendment”) to the Third Amended and Restated Credit Agreement.  Pursuant to the Fourth Amendment, no mandatory amortization payments were required until September 30, 2020. The Fourth Amendment allows for the netting of up to $5 million in cash of the Company and its subsidiaries for purposes of calculating the leverage ratio covenants, except for the quarter ended March 31, 2020 which allowed for netting of up to $10 million in cash.  On August 11, 2020, pursuant to the terms of the Fourth Amendment, the Company added a new director to sit on its Board of Directors.  The Company incurred $3.1 million in lender fees associated with the amendment which was recorded in deferred financing costs in accordance with ASC 470, Debt, and included in long-term debt, net of current portion in the consolidated balance sheet.  These fees are being amortized using the effective interest rate method over the remainder of the term of the Fourth Amendment.

On December 30, 2019, the Company entered into the Third Amendment to the Third Amended and Restated Credit Agreement (the “Amended BoA Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent and the lenders party thereto (the “BoA Facility Loan Parties”).  The loans under the Amended BoA Credit Agreement will be subject to quarterly amortization payments of $2.5 million through September 30, 2020, $3.25 million through September 30, 2021 and $4 million for each fiscal quarter thereafter.  The Amended BoA Credit Agreement modifies the calculation of Consolidated EBITDA (as defined in the agreement) by permitting additional addbacks and specifying the EBITDA amounts for the quarters ended September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019.  The Amended BoA Credit Agreement allows for the netting of up to $5 million in cash of the Company and its subsidiaries for purposes of calculating the leverage ratio covenant.  The Company reduced the available commitments under the revolving facility to $80 million.  During the year ended December 31, 2019, the Company incurred $1.3 million in lender fees associated with the amendment which was recorded in deferred financing costs in accordance with ASC 470, Debt and included in long-term debt, net of current portion in the consolidated balance sheet.  These fees are being amortized using the effective interest rate method over the remainder of the term of the Amended BoA Credit Agreement.

On August 12, 2019, the Company entered into the Third Amendment to the Third Amended and Restated First Lien Credit Agreement (the “Wilmington Credit Agreement”) with the Wilmington Agent and the Wilmington Facility

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

Loan Parties.  Pursuant to the Wilmington Credit Agreement, no mandatory amortization payments are required until September 30, 2020.  Thereafter, the loans under the Wilmington Credit Agreement will be subject to quarterly amortization payments of $1.0 million.  Pursuant to the Wilmington Credit Agreement, no payment with proceeds of any consolidated excess cash flow was required to be made prior to the fiscal year ended December 31, 2020.  The Wilmington Credit Agreement modified the calculation of Consolidated EBITDA (as defined in the agreement) by permitting additional addbacks and specifying the EBITDA amounts for the quarters ended March 31, 2019 and June 30, 2019.  The Wilmington Credit Agreement allows for the netting of up to $5 million in cash of the Company and its subsidiaries for purposes of calculating the leverage ratio covenant.  The Company also agreed under the Wilmington Credit Agreement not to borrow more than $30 million under the Bank of America Revolving Credit Facility.  During the third quarter of 2019, the Company incurred $3.3 million in lender fees associated with the amendment which was recorded in deferred financing costs in accordance with ASC 470, Debt, and included in long-term debt, net of current portion in the consolidated balance sheet.  These fees are being amortized using the effective interest rate method over the remainder of the term of the Wilmington Credit Agreement.

On June 10, 2019, the Company completed the sale of MSLO.  The Company used cash proceeds from the MSLO sale to make mandatory prepayments of $109.6 million of the Revolving Credit Facility and voluntary prepayments of $44.4 million on its Tranche A-1 Term Loans.

On August 7, 2018 (the “Closing Date”), the Company and certain of its subsidiaries amended its (i) Third Amended and Restated First Lien Credit Agreement (the “BoA Credit Agreement”) with the BoA Facility Loan Parties and (ii) Wilmington Credit Agreement with the Wilmington Agent and the Wilmington Facility Loan Parties. The Company used a portion of the proceeds of the $335.0 million loans made to the Company under the BoA Credit Agreement to prepay loans under the Wilmington Credit Agreement.

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

The loans under the BoA Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) with respect to the Revolving Loans and the Tranche A Loans (a) the LIBOR rate plus 3.50% per annum or (b) the base rate plus 2.50% per annum and (ii) with respect to the Tranche A-1 Loans (a) the LIBOR rate plus 7.00% per annum or (b) the base rate plus 6.00% per annum. The loans under the BoA Credit Agreement provide for interest rate reductions if certain leverage ratios are achieved, with minimum interest rates equal to (i) with respect to the Revolving Loans and the Tranche A Loans (a) the LIBOR rate plus 3.00% per annum or (b) the base rate plus 2.00% per annum and (ii) with respect to the Tranche A-1 Loans (a) the LIBOR rate plus 6.00% per annum or (b) the base rate plus 5.00% per annum.  The undrawn portions of the Revolving Credit Commitments are subject to a commitment fee of 0.375% per annum.  As of December 31, 2020, the Company had no availability under the current revolving credit facility (the “Revolving Credit Facility”).

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
DECEMBER 31, 2020 AND 2019

Credit Agreement, the loans will be subject to quarterly amortization payments of $2.5 million through September 30, 2020, $3.25 million through September 30, 2021 and $4.0 million for each fiscal quarter thereafter.

The BoA Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the BoA Facility Loan Parties and their subsidiaries. Moreover, the BoA Credit Agreement contains financial covenants that require the BoA Facility Loan Parties and their subsidiaries to (i) maintain a positive net income, which is calculated on a a quarterly basis to be equal or less than zero; consolidated positive net income should be calculated as an amount equal to consolidated net income for the applicable measurement period deducted by depreciation and amortization expense, one-time non-cash charges, non-cash compensation, non-cash Federal, state, local and foreign income taxes relating to amortization of intangibles for tax purposes and non-cash interest, one-time costs relating to any permitted acquisition, if any, or fees in connection with any permitted indebtedness in an amount not to exceed $5.0 million in any Fiscal Year (ii) satisfy a maximum loan to value ratio initially set at 50.0% (applicable to the Revolving Loans and Tranche A Loans) decreasing over the term of the BoA Credit Agreement until reaching a final maximum loan to value ratio of 42.5% and (iii) satisfy a maximum consolidated first lien leverage ratio, initially set at 3.875:1:00, decreasing over the term of the BoA Credit Agreement until reaching a final maximum ratio of 2.875:1.00 for the fiscal quarter ending September 30, 2022 and thereafter. At December 31, 2020, the Company is in compliance with the covenants included in the Amended BoA Credit Agreement.

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

The Company may make voluntary prepayments of the loans outstanding under the Wilmington Credit Agreement, subject to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and, in certain cases, to the prepayment premium set forth in the Wilmington Credit Agreement. The Company is mandated to make prepayments (without payment of a premium or penalty) of loans outstanding under the Wilmington Credit Agreement amounting to: (i) where intellectual property was disposed, 50.0% of the disposed intellectual property’s orderly liquidation value, (ii) where any other asset constituting collateral is disposed or upon the receipt of certain insurance proceeds, 100% of the net proceeds thereof, subject to certain reinvestment rights, and (iii) any consolidated excess cash flow, in an amount equal to (a) in the event the consolidated total leverage ratio was at least 4.00:1.00, 75% thereof, (b) in the event the consolidated total leverage ratio was less than 4.00:1.00 but at least 3.00:1.00, 50% thereof and (c) in the event the consolidated total leverage ratio was less than 3.00:1.00, 0% thereof.  No mandatory amortization payments were required until September 30, 2020.  Thereafter, the loans under the Wilmington Credit Agreement are subject to quarterly amortization payments of $1.0 million. Under the Amended Wilmington Credit Agreement, as described above, the quarterly amortization payments of $1.0 million remain unchanged.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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

Interest Expense from Continuing Operations

Interest expense, net during the year ended December 31, 2020 includes interest incurred under our loan agreements of $42.6 million, non-cash interest related to the amortization of deferred financing costs of $6.7 million and non-cash interest income of $1.0 million related to the accretion of the present value of certain payment arrangements.

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

During the year ended December 31, 2019, the Company determined that a portion of one of the hedges was no longer effective due to the repayment of certain debt with the proceeds from the sale of MSLO (see Note 4).  As a result, in accordance with ASC 815-30-40-6A, the Company de-designated it as a cash flow hedge and reclassified a loss of $0.4 million from other comprehensive loss to other expense in the consolidated statement of operations.  Changes in the fair

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

value of the de-designated interest rate swap after the de-designation date are being recognized through continuing operations.  The Company recorded a loss of $3.8 million and $0.6 million in other expense from continuing operations in the consolidated statements of operation for the years ended December 31, 2020 and 2019, respectively.

Debt Maturities

As of December 31, 2020, the Company’s debt maturities for the next five years and thereafter on a calendar year basis are as follows:

	Total	2021	2022	2023	2024	2025	Thereafter

	(in thousands)
Term Loans	$441,081	$17,750	$20,000	$111,631	$291,700	$-	$-
Revolving Loan	29,740	-	-	29,740	-	-	-
Total	$470,821	$17,750	$20,000	$141,371	$291,700	$-	$-

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses from continuing operations consist of the following:

	December 31,
	2020	2019

	(in thousands)
Accounts payable	$2,330	$2,942
Accrued expenses
Interest	927	1,025
Compensation	1,509	2,395
Marketing and commissions	1,269	1,402
Interest rate swap liability - current	6,180	3,124
Litigation contingencies and claims	4,338	1,954
Licensee settlement payable - current	1,000	940
PPP loan	774	-
Professional services fees	317	227
Other accrued expenses	182	1,712
Total accounts payable and accrued expenses	$18,826	$15,721

NOTE 10 – LEASES

The Company has operating leases for its offices and showrooms. The Company adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective method as of the period of adoption.  The Company elected the package of practical expedients upon transition where the Company did not reassess the lease classification and initial direct costs for leases that existed prior to adoption.  Additionally, the Company did not reassess contracts entered into prior to adoption to determine whether the arrangement was or contained a lease.  At January 1, 2019, the Company did not have any leases that had not yet commenced.  The Company also elected the practical expedient to not recognize ROU assets or lease liabilities for leases with a term of twelve months or less.

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
DECEMBER 31, 2020 AND 2019

6.76% as the discount rate for the leases as it is representative of the interest rate that would be charged to borrow an amount equal to the lease payments on a fully collateralized basis.

During the fourth quarter of 2020, the Company entered into leases termination agreements for three of its office spaces including its former corporate headquarters at 601 West 26th Street, New York, NY and sublease for this space and recorded a loss on lease terminations of $2.9 million.

The Company evaluates its ROU assets for impairment in accordance with ASC 360. No impairment of ROU assets existed as of December 31, 2020.

The operating lease assets and liabilities recorded on the consolidated balance sheet as of December 31, 2020 are summarized as follows:

		December 31,
	Classification on Balance Sheet	2020
Assets		(in thousands)
Non-current	Right-of-use assets - operating leases	$3,257

Liabilities
Current	Current portion of lease liabilities - operating leases	$936
Non-current	Lease liabilities - operating leases, net of current portion	2,776
Total operating lease liabilities		$3,712

Weighted average remaining lease term (in years)		3.6

Rent expense is recognized on a straight-line basis over the term of the lease.  Rent expense for operating leases was $6.2 million and $6.3 million for the years ended December 31, 2020 and 2019, respectively. Sublease income was recognized on a straight-line basis over the term of the sublease, as a reduction to lease expense.  Sublease income was $2.4 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively. The Company is no longer a sublessor as of year ended December 31, 2020. All of the aforementioned amounts are included in continuing operations.

As of December 31, 2020, the maturities of the Company’s lease liabilities were as follows:

Operating Leases
(in thousands)
2021	$1,159
2022	1,184
2023	1,109
2024	744
Total minimum lease payments	4,196
Less: imputed interest	484
Lease liabilities	$3,712

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Matters

On December 11, 2020, the SEC filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York titled Securities and Exchange Commission v. Sequential Brands Group, Inc. The SEC alleges that the Company delayed a goodwill impairment in the fourth quarter of 2016 and first three quarters of 2017 at a time the

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

SEC asserts there was evidence of likely impairment.  In the fourth quarter of 2017, we impaired all of our goodwill, resulting in an impairment charge of $304.1 million.  The SEC also alleges there were related deficiencies in internal accounting controls.  The case seeks injunctive relief and civil monetary penalties. In February 2021, the Company filed its motion to dismiss the complaint, which is currently pending.  The Company strongly disagrees with the SEC and believes it acted reasonably.  It will be vigorously defending itself. The Company cannot predict the duration or outcome of this matter. Costs related to this matter may be significant.

On January 20, 2021, a shareholder derivative complaint, titled Delmonico v. Shmidman, et al., was filed in the U.S. District Court of Delaware.  The case names the Company and certain of its current and former officers and directors as defendants.  The complaint alleges breaches of fiduciary duties and violation of Section 14(a) of the Exchange Act. The allegations in the complaint are based principally on the allegations in the SEC’s complaint and the Company’s alleged failure to disclose such matters in its 2020 proxy statement. The plaintiff seeks, among other things, injunctive relief and damages. The Company intends to vigorously defend against these claims. Litigation costs in this matter may be significant.

On March 16, 2021, a class action lawsuit, titled D’Arcy v. Sequential Brands Group Inc. et al., was filed by a purchaser of the Company’s securities, and prospectively on behalf of all other purchasers of the Company’s publicly traded securities between November 3, 2016 and December 11, 2020, in the U.S. District Court for the Central District of California.  The complaint names the Company and certain of its current and former officers and directors as defendants.  The complaint alleges violations of Section 10(b) and 20(a) of the Exchange Act. The allegations in the complaint are based principally on the allegations in the SEC’s complaint filed on December 11, 2020. The plaintiff seeks, among other things, class certification and damages.   While it is not uncommon for a lawsuit to be filed promptly after an SEC complaint, it should be noted that even the SEC action did not allege fraud under Section 10(b), so this action seeks relief far beyond what the SEC had any basis to allege under the facts and the law. The Company plans to defend itself vigorously. Litigation costs in this matter may be significant.

On May 2, 2019, Plaintiff Delta Galil USA, Inc. (“Plaintiff”) commenced an action against Defendants Sequential Brands Group, Inc. (“SQBG”) and American Sporting Goods Corporation (“ASG”) in the Supreme Court of the State of New York, New York County (the “Action”).  Plaintiff asserts claims for (1) breach of a license agreement against SQBG and ASG seeking monetary damages, and (2) breach of a guaranty against SQBG seeking monetary damages. On December 2, 2019, ASG filed counterclaims against Plaintiff in the Action for breach of the license agreement seeking monetary damages. The Company intends to vigorously defend against these claims and pursue it counterclaims. Litigation costs in this matter may be significant.

On February 7, 2020, Wenger S.A. (“Plaintiff”) sued Galaxy Brands LLC and Olivet International, Inc. in the United States District Court for the Southern District of New York asserting claims of trademark infringement, unfair competition and copyright infringement against the use of the Galaxy SWISSTECH and related cross design marks on backpacks and luggage.  Plaintiff seeks an injunction preventing use of the SWISSTECH marks, cancellation of Galaxy’s federal registrations for the SWISSTECH marks, damages, and attorney fees.  Galaxy and Olivet filed counterclaims for a declaration canceling the Plaintiff’s trademark registrations, and finding them invalid and unenforceable. We intend to vigorously defend against these claims and pursue our counterclaims. Litigation costs in this matter may be significant.

On June 19, 2020, Payless Holdings, LLC and its affiliates (“Plaintiff”), reorganized debtors under a bankruptcy plan, commenced an adversary proceeding in the United States Bankruptcy Court for the Eastern District of Missouri by the filing of a complaint against Martha Stewart Living Omnimedia, Inc. (n/k/a Martha Stewart Living Omnimedia, L.P.) (“Defendant”).   The complaint seeks the return of a payment received in January 2019 as a preferential transfer.   On February 17, 2021, Plaintiff filed an amended complaint that seeks the return of an additional payment received in August 2018 (together with the January 2019 payment), as either a preferential transfer or a fraudulent conveyance.   On or about February 23, 2021, Defendant filed an application for an administrative claim, which, if allowed, may setoff amounts sought by Plaintiff in the adversary proceeding.  Pursuant to a certain Equity Purchase Agreement, dated April 16, 2019, the Company is indemnifying Defendant for the claims in the adversary proceeding. The Company intends to vigorously defend against these claims and pursue it counterclaims. Litigation costs in this matter may be significant.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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

During the years ended December 31, 2020 and 2019, the Company accrued approximately $4.3 million and $2.0 million, respectively, related to litigation contingencies and claims.

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

NOTE 12 – PREFERRED STOCK

As of December 31, 2020 and 2019, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.01 per share, none of which were designated or issued and outstanding. The board of directors of the Company (the “BOD”) is authorized, with the limitations and restrictions set forth in the Company’s certificate of incorporation, to designate from time to time the terms of the preferred stock.

NOTE 13 – STOCK INCENTIVE PLAN, OPTIONS AND WARRANTS

Stock Options

2005 Stock Incentive Plan

On January 5, 2006, the Company adopted the 2005 Stock Incentive Plan, which authorized the granting of a variety of stock-based incentive awards. The 2005 Stock Incentive Plan was administered by the Company’s BOD, or a committee appointed by the BOD, which determined the recipients and terms of the awards granted. The 2005 Stock Incentive Plan provided for the issuance of both incentive stock options (“ISOs”) and non-qualified stock options (“NQOs”). ISOs could only be granted to employees and NQOs could be granted to directors, officers, employees, consultants, independent contractors and advisors. The 2005 Stock Incentive Plan provided for a total of 9,167 shares of common stock to be reserved for issuance under the 2005 Stock Incentive Plan.

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
DECEMBER 31, 2020 AND 2019

Notwithstanding the foregoing, no shares of the Company’s common stock may be granted under the 2013 Stock Incentive Plan on or after July 24, 2023.

On December 4, 2015, the Company filed a registration statement, whereby the 2013 Stock Incentive Plan authorizes the issuance of not more than 62,500 shares of the Company’s common stock.

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

On May 26, 2016, the Company’s stockholders approved an amendment to the 2013 Stock Incentive Plan to increase the number of authorized shares of common stock for issuance by 87,500 shares.

On June 5, 2020, the Company’s stockholders approved an amendment to the 2013 Stock Incentive Plan to increase the number of authorized shares of common stock for issuance by 62,500 shares.

The following types of awards or any combination of awards may be granted under the 2013 Stock Incentive Plan: (i) NQOs, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance-based awards, (vi) other stock-based awards, (vii) dividend equivalents and (viii) cash-based awards. The aggregate number of shares of the Company’s common stock that are reserved for awards to be granted under the 2013 Stock Incentive Plan is 150,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events.

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

In accordance with the provisions of ASU 2016-09, the Company reduces compensation cost for actual forfeitures as they occur.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

The following table summarizes the Company’s outstanding options:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual Life
	Options	Exercise Price	(in Years)

Outstanding - January 1, 2019	1,237	$408.80	2.3
Granted	—	—
Exercised	—	—
Forfeited or canceled	(500)	$(519.20)
Outstanding - January 1, 2020	737	$334.00	2.4
Granted	—	—
Exercised	—	—
Forfeited or canceled	(250)	(517.20)
Outstanding at December 31, 2020	487	$240.00	2.4
Exercisable - December 31, 2020	487	$240.00	2.4

There was no unvested stock options and no compensation expense related to stock options for the years ended December 31, 2020 and 2019. At December 31, 2020, there is no unrecognized compensation expense related to stock options.

Warrants

The following table summarizes the Company’s outstanding warrants:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual Life
	Warrants	Exercise Price	(in Years)

Outstanding - January 1, 2019	5,000	$532.80	6.4
Granted	—	—
Exercised	—	—
Forfeited or canceled	—	—
Outstanding - January 1, 2020	5,000	$532.80	5.4
Granted	—	—
Exercised	—	—
Forfeited or canceled	—	—
Outstanding at December 31, 2020	5,000	$532.80	4.4
Exercisable - December 31, 2020	5,000	$532.80	4.4

There are no unvested warrants and no compensation expense related to warrants for the years ended December 31, 2020 and 2019. At December 31, 2020 there is no unrecognized compensation expense related to warrants.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

Restricted Stock

A summary of the time-based restricted stock activity for the years ended December 31, 2020 and 2019 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
		Grant Date Fair	Contractual Life
	Number of Shares	Value	(in Years)

Unvested - January 1, 2019	7,325	$148.80	0.9
Granted	11,614	34.40
Vested	(5,882)	(68.00)
Unvested - January 1, 2020	13,057	$34.00	0.5
Granted	5,000	14.80
Vested	(16,614)	(28.53)
Forfeited or cancelled	(1,443)	(32.00)
Unvested - December 31, 2020	—	$—	—

During the year ended December 31, 2020, the Company granted 5,000 shares of time-based restricted stock to the former Chief Executive Officer as an inducement grant. These shares had a grant date fair value of $0.1 million and vested on grant date. The Company recorded $0.1 million during the year ended December 31, 2020 as compensation expense in operating expenses from continuing operations pertaining to these grants.

During the year ended December 31, 2019, the Company granted 11,614 shares of time-based restricted stock to members of the Company’s BOD. These shares had a grant date fair value of $0.4 million and vest over a period of one year. The Company recorded $0.3 million during the year ended December 31,  2019, as compensation expense in operating expenses from continuing operations pertaining to these grants.

Total compensation expense recorded in operating expenses from continued operations related to time-based restricted stock grants for the years ended December 31, 2020 and 2019 was $0.2 million and $0.4 million, respectively. At December 31, 2020 there is no unrecognized compensation expense related to time-based restricted stock grants.

Restricted Stock Units

A summary of the time-based restricted stock unit activity for the years ended December 31, 2020 and 2019 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
		Grant Date Fair	Contractual Life
	Number of Shares	Value	(in Years)

Unvested - January 1, 2019	40,399	$89.60	2.2
Granted	—	—
Vested	(24,941)	(97.60)
Forfeited or canceled	(4,750)	(40.00)
Unvested - January 1, 2020	10,708	$56.80	1.3
Granted	10,000	14.80
Vested	(16,219)	(41.97)
Forfeited or canceled	(2,822)	(77.77)
Unvested - December 31, 2020	1,667	$52.00	0.8

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

The Company granted 10,000 time-based restricted stock units to the former Chief Executive Officer during the year ended December 31, 2020. The Company accelerated the vesting of 10,000 shares of time-based restricted stock units for the Company’s former Chief Executive Officer in connection with the former Chief Executive Officer’s termination agreement. Total compensation expense related to these shares of $0.1 million was recorded in operating expenses from continued operations in the consolidated statement of operations for the year ended December 31, 2020.

During the year ended December 31, 2018, the Company granted 45,881 time-based restricted stock units to certain employees and consultants for future services.  These shares of time-based restricted stock units had a grant date fair value of $3.2 million and vest immediately to over a period of five years.  The Company recorded less than $0.1 million and $0.5 million during the years ended December 31, 2020 and 2019, respectively, as compensation expense in operating expenses from continuing operations pertaining to these grants.

During the year ended December 31, 2017, the Company granted 17,221 time-based restricted stock units to certain employees and consultants for future services. These shares of time-based restricted stock units had a grant date fair value of $2.2 million and vest over a period of six months to three years.  Included in this were 833 shares of time-based restricted stock units for the Company’s former Chief Executive Officer which were accelerated during the year ended December 31, 2019. The Company recorded $0.1 million and $0.2 million during the years ended December 31, 2020 and 2019, respectively, as compensation expense in operating expenses from continuing operations pertaining to these grants.

During the year ended December 31, 2016, the Company granted 6,500 shares of time-based restricted stock units to employees for future services. These shares of time-based restricted stock had a grant date fair value of $1.8 million and vest over a period of three years. Included in this were 1,458 shares of time-based restricted stock units for the Company’s former President which were accelerated during the year ended December 31, 2019.  The Company recorded $0.3 million during the year ended December 31, 2019, as compensation expense pertaining to this grant.

Total compensation expense recorded as operating expenses from continuing operations related to time-based restricted stock units grants for the years ended December 31, 2020 and 2019 was $0.3 million and $1.2 million, respectively. Total unrecognized compensation expense related to time-based restricted stock units grants at December 31, 2020 amounted to less than $0.1 million and is expected to be recognized over a weighted average period of 0.8 years.

Performance Stock Units

A summary of the PSUs activity for the years ended December 31, 2020 and 2019 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
		Grant Date Fair	Contractual Life
	Number of Shares	Value	(in Years)

Unvested - January 1, 2019	55,496	$178.80	0.8
Granted	—	—
Vested	(7,242)	(187.20)
Forfeited or canceled	(45,005)	(177.20)
Unvested - January 1, 2020	3,249	$180.40	—
Granted	22,500	14.80
Vested	—	—
Forfeited or canceled	(25,749)	(35.70)
Unvested - December 31, 2020	—	$—	—

During the year ended December 31, 2020, the Company granted 22,500 PSUs to the Company’s former Chief Executive Officer as an inducement grant.  These shares had a grant date fair value of $0.3 million and vest over a period

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

of three years and require achievement of certain of the Company’s performance metrics within each fiscal year for such PSUs to be earned. In connection with the former Chief Executive Officer’s termination agreement, these PSUs were canceled during the year ended December 31, 2020. The Company did not record any compensation expense pertaining to this grant during the year ended December 31, 2020.

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

NOTE 14 – INCOME TAXES

The benefit from income taxes from continuing operations consists of the following:

	For the Year Ended December 31,
	2020	2019

	(in thousands)
Federal:
Current provision	$-	$-
Deferred provision	809	(7,751)
	809	(7,751)
Foreign:
Current provision	47	57
Deferred provision	-	-
	47	57
State:
Current provision	(179)	-
Deferred provision	(3,744)	(1,001)
	(3,923)	(1,001)
Benefit from income taxes	$(3,067)	$(8,695)

The difference between the benefit from income taxes and the expected income tax provision determined by applying the statutory federal and state income tax rates to pre-tax income are as follows:

	For the Year Ended December 31,
	2020	2019
Federal statutory rate	21.0%	21.0%
State taxes, net of federal tax benefit	3.1	1.6
Noncontrolling interest	(1.7)	(2.6)
Valuation allowance	(18.7)	—
Nondeductible compensation	(0.1)	(1.6)
Foreign taxes	(0.5)	(0.1)
Other	—	(0.6)
	3.1%	17.7%

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

The components of the Company’s consolidated deferred income tax balances as of December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019

	(in thousands)
Deferred income tax assets
Net operating loss carryforwards	$51,741	$32,565
Capital loss carryforwards	3,770	2,997
Intangible assets - finite life	-	3,137
Stock-based compensation	159	286
Property and equipment	255	-
Credits carryforward	638	1,148
Deferred revenue	1,090	1,939
Deferred interest expense	443	9,984
Operating lease liability	830	13,215
Other	2,942	4,791
	61,868	70,062
Deferred income tax liability - long-term
Intangible assets - indefinite-lived	(23,656)	(57,343)
Intangible assets - finite life	(14,746)	-
Right-of-use asset - operating leases	(722)	(11,625)
Installment Sale	(1,884)	-
Property and equipment	-	(193)
	(41,008)	(69,161)
Less: Valuation allowance	(31,968)	(15,252)
Net deferred income tax liability	$(11,108)	$(14,351)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2020, the Company increased its valuation allowance due to the expected full year net loss and the inability to rely on future forecasted operations due to the volatility in the economic environment caused by COVID-19. As a result of the CARES Act, it is anticipated that the Company will fully utilize all interest expense that was deferred beginning in 2018 with no additional disallowed interest expense in 2020.  The Company had no AMT credit recorded as a receivable as of December 31, 2020. The Company had accrued for an AMT credit of less than $0.1 million which was recorded as a receivable as of December 31, 2019; payment of this AMT credit is expected to be accelerated under the CARES Act. As a result, a valuation allowance has been provided as of December 31, 2020 on all deferred tax assets that have a definite life. Indefinite-lived net operating losses have been recognized to the extent we believe they can be utilized against indefinite-lived deferred tax liabilities.  As of December 31, 2020 and 2019, a valuation allowance of $32.0 million and $15.3 million, respectively, has been recognized for deferred income taxes that may not be realized by the Company in future periods.

The Company has federal NOLs available to carryforward to future periods of $181 million as of December 31, 2020 which begin expiring in 2025. $51.7 million of the federal NOLs do not expire.  The Company has state NOLs available to carryforward to future periods of $158.0 million as of December 31, 2020 which begin expiring in 2021. The Company has experienced several changes of ownership under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which places various limitations on the NOLs. The limitations on NOLs are based upon a formula provided under Section 382 of the Code that is based on the fair market value of the Company and prevailing interest rates at the time of the ownership change. An “ownership change” is generally a 50% increase in ownership over a three-year

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

period by stockholders who directly or indirectly own at least five percent of a company’s stock. The limitations on the use of the NOLs under Section 382 could affect the Company’s ability to offset future taxable income.

The Company currently files U.S. federal tax returns and various state tax returns. Tax years that remain open for assessment for federal and state purposes include years ended December 31, 2017 through December 31, 2020.

The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision. The Company has no unrecognized tax benefits at December 31, 2020 and 2019.

NOTE 15 – RELATED PARTY TRANSACTIONS

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

The Company paid TCP $0.2 million and $0.9 million for services under the Amended TCP Agreement during the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, there was less than $0.1 million due to TCP for reimbursement of expenses. At December 31, 2019, there was $0.2 million due to TCP for services and less than $0.1 million due for reimbursement of expenses. These amounts are included in operating expenses from continuing operations in the Company’s consolidated financial statements. The Company paid $1.8 million in transaction fees to TCP related to the sale of MSLO during the year ended December 31, 2019 recorded in discontinued operations in the Company’s consolidated financial statements.

Transactions with Tommie Copper, Inc.

The Company entered into an agreement with Tommie Copper, Inc. (“TCI”), an affiliate of TCP, under which the Company received a vendor placement fee for facilitating certain distribution arrangements.  During the year ended December 31, 2019, the Company reserved $2.9 million related to the outstanding receivable balance recorded in operating expenses from continuing operations in the consolidated statement of operations as TCI could not adhere to its original payment terms and new extended payment terms had been negotiated. During the year ended December 31, 2020, the Company recorded a recovery of $1.5 million upon receipt of final payment from TCI in operating expenses from continuing operations in the consolidated statement of operations. At December 31, 2020, the Company had no net current receivable due from TCI. At December 31, 2019, the Company had a net current receivable of $0.1 million due from TCI.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

Transactions with Galaxy Active (new entity originated from E.S. Originals, Inc.)

A former division president, who is no longer an employee of the Company as of January 1, 2021, maintains a passive ownership interest in one of the Company’s licensees, Galaxy Active. The Company receives royalties from Galaxy Active  under license agreements for certain of the Company’s brands in the footwear category. The Company recorded $5.4 million and $4.9 million of revenue for the years ended December 31, 2020 and 2019, respectively, for royalties, commissions and advertising revenue earned from Galaxy Active  license agreements. At December 31, 2020, the Company had recorded $1.0 million as accounts receivable from Galaxy Active  in the consolidated balance sheet. At December 31, 2019, the Company had $2.8 million recorded as accounts receivable and $0.2 million as a long-term receivable in other assets from Galaxy Active  in the consolidated balance sheet.

In addition, the Company entered into a license-back agreement with Galaxy Active under which the Company reacquired the rights to certain international territories in order to re-license these rights to an unrelated party. No license-back expense was recorded for the year ended December 31, 2020. The Company recorded approximately $1.3 million in license-back expense for the year ended December 31, 2019.

Transactions with Centric Brands Inc. (f/k/a Differential Brands Group, Inc.)

During the fourth quarter of 2018, Centric Brands, Inc. (“Centric”) acquired a significant portion of Global Brands Group Holding Limited’s (“GBG”) North American licensing business.  The Company entered into an agreement with Centric, a former affiliate of TCP, under which the Company received a rights transfer fee of $4.0 million related to the Joe’s license.  During the fourth quarter of 2019, the Company and Centric entered into a license agreement under the Jessica Simpson brand.  The Company recorded approximately $6.4 million for royalty revenue earned from the Centric license agreements for the year ended December 31, 2020. The Company recorded $6.6 million for royalty revenue earned from continuing operations from Centric for the year ended December 31, 2019.  At December 31, 2020, the Company had $3.7 million recorded as accounts receivable from Centric in the consolidated balance sheet. At December 31, 2019, the Company had $1.0 million recorded as accounts receivable from Centric in the consolidated balance sheets. At December 31, 2020 and December 31, 2019, the Company had accrued $0.9 million payable as accounts payable and accrued expenses to Centric in the consolidated balance sheets. As of October 9, 2020, Centric emerged from Chapter 11 bankruptcy and as of that date is no longer an affiliate of TCP.

Transactions with Daytona Apparel Group

During the third quarter of 2020, the Company and Daytona Apparel Group (“Daytona”), in which Sequential’s Chairman of the Board holds an interest, entered into a license agreement under the Ellen Tracy brand. The Company recorded less than $0.1 million for royalty revenue earned from the Daytona license agreements for the year ended December 31, 2020. At December 31, 2020, the Company had $0.1 million recorded as accounts receivable from Daytona in the consolidated balance sheets.

Transactions with REL Consulting

On June 15, 2020, the Company entered into a consulting agreement with REL Consulting, Inc. (the “REL Consultant”), who is a consultant for an affiliated party to the Company through the Company’s Chairman of the Board.  The REL Consultant is engaged for a one year term and will receive a fee of $0.3 million for the entire annual period to be paid in equal installments on a monthly basis over the term of the agreement.

Acquisition of FUL

On November 17, 2014, the Company made a strategic investment in FUL IP. FUL IP is a collaborative investment between the Company and JALP. FUL IP was formed for the purpose of licensing the FUL trademark to third parties in connection with the manufacturing, distribution, marketing and sale of FUL branded bags, backpacks, duffels,

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

luggage and apparel accessories. JALP contributed the FUL trademark with a fair value of $8.9 million. In exchange for a 50.5% economic interest in FUL IP the Company paid JALP $4.5 million. JALP’s minority member interest in FUL IP has been reflected as noncontrolling interest on the Company’s consolidated balance sheets. One of the Company’s directors, Mr. Al Gossett, has a partial ownership interest in JALP. There was $0.5 million of noncontrolling interest loss recorded during the year ended December 31, 2019. The Company sold the FUL trademark during the year ended December 31, 2018.  Noncontrolling interest income for the year ended December 31, 2020 is due to a gain of $0.5 million related to the FUL trademark settlement of the previously written off receivable. The noncontrolling interest loss for the year ended December 31, 2019 was due to the write off of a $0.9 million receivable related to the previous sale of the FUL trademark.

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

The Company paid Lifestyle Research Center LLC $0.8 million in connection with other related services under the Intangible Asset Agreement during the year ended December 31, 2019, respectively which is recorded in discontinued operations on the consolidated statements of operations. The Intangible Asset Agreement with the Company ended as of June 10, 2019.

The Company paid $1.0 million in transaction fees to Ms. Stewart related to the sale of MSLO in 2019.

During the year ended December 31, 2019, the Company made payments of $0.6 million to Ms. Stewart in connection with the terms of the IP License Agreement. The IP License Agreement with the Company ended as of June 10, 2019. During the year ended December 31, 2019, the Company expensed non-cash interest of $0.1 million related to the accretion of the present value of these guaranteed contractual payments, which is recorded in discontinued operations on the consolidated statements of operations.

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

NOTE 16 – PROFIT SHARING PLAN

The Company has established a 401(k) profit-sharing plan for the benefit of eligible employees. The Company may make contributions to the plan as determined by the BOD. The Company accrued a matching contribution, net of forfeitures, of less than $0.1 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 17 – SUBSEQUENT EVENTS

On February 9, 2021, the Company amended its agreement with a licensee for Avia to acquire ownership of the Avia trademark registered in China effective as of January 15, 2020.  The amendment modifies the payment plan for the remaining purchase price due of $9.0 million.  The remaining amount due of $9.0 million  is payable in equal installments of approximately $2.3M on April 30, 2021, June 30, 2021, September 30, 2021 and December 31, 2021, whereas the remaining purchase price was previously payable in installments over two years. In the event the licensee fails to pay the purchase price in full, the trademark reverts to the Company.

On March 31, 2021, the Company disclosed on its Form 8-K that the Company received notice from: (i) Ms. Martha Stewart on March 26, 2021 that she was resigning from the Board effective immediately and (ii) Mr. Al Gossett, Mr. Gary Johnson and Mr. Stewart Leonard, Jr. on March 28, 2021 that each of them is resigning from the Board effective March 29, 2021. After the resignations are effective, the Board consists of Mr. William Sweedler, Mr. Aaron Hollander, Ms. Mazzucchelli and Mr. Dionne. As of April 1, 2021, the Wilmington Facility Loan Parties continue to be our lenders and, therefore, they have the right to appoint an independent majority of our Board of Directors. The Company’s bylaws provide that, effective April 1, 2021, the Board may not increase the number of directors to more than five members.