Form 10-Q/A
period 2020-09-30
Sequential Brands Group, Inc.
filed 2021-08-10
CIK 1648428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE – RESTATEMENT OF FINANCIAL INFORMATION

Sequential Brands Group, Inc. (“the Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to amend and restate its quarterly report on Form 10-Q for the quarter ended September 30, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 16, 2020 (the “Original Filing”).  In filing this amendment, the Company restates its previously issued unaudited condensed consolidated financial statements and related disclosures for the period ended September 30, 2020 to reclassify its long-term debt, net of current portion, to current.

Background and Effects of the Restatement

As disclosed in the Current Report on Form 8-K filed on July 26, 2021, subsequent to the issuance of the Original Filing, the Company determined that its non-current debt should be reclassified to current debt (the “Reclassification of Indebtedness”). As previously disclosed in its Current Report on Form 8-K dated June 21, 2021, the Company entered into a waiver (the “Waiver”) under its Third Amended and Restated First Lien Credit Agreement, dated as of July 1, 2016 (as amended, restated or otherwise modified from time to time, the “Amended BoA Credit Agreement”), with Bank of America, N.A. (“BoA”), as administrative agent and collateral agent, and the lenders party thereto.  Due to the Waiver, management reassessed its existing waivers with Wilmington Trust, National Association and the required lenders under its Third Amended and Restated Credit Agreement, dated as of July 1, 2016 along with its balance sheet classification of all debt for the quarter ended September 30, 2020. When reviewing and re-evaluating the Company’s situation of waivers and its multiple extensions, which also cover any cross-defaults between the Credit Agreements, management determined an adjustment for non-current debt is required in accordance with Accounting Standard Codification (“ASC”) 470, Debt. ASC 470 states that debt would qualify as noncurrent if the creditor either waives its right to demand repayment under the specific covenant that was violated or otherwise loses its right to demand repayment (e.g., because the debtor cures the violation) for a period of more than one year after the balance sheet date. While the Company’s existing waivers had multiple extensions, the waiver period was not over one year. As a result, in this Amended Filing, all non-current debt of $436.4 million, was reclassified to current debt at September 30, 2020.

Management evaluated the materiality of the error from a quantitative and qualitative perspective and concluded that this adjustment was material to the Company’s presentation and disclosures of current and non-current liabilities on its condensed consolidated balance sheet. There was no impact on the Company’s results of operations, changes in equity, and cash flows. The Company has effected the adjustment in this Amended Filing.

Refer to Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements of this Amended Filing.

Disclosure Controls and Procedures

Management has reassessed its evaluation of the effectiveness of its Disclosure Controls and Procedures as of September 30, 2020, and has concluded that there was a material weakness in the Company’s management review controls related to the financial reporting for the classification of our debt.  For a description of the material weakness in our internal controls over financial reporting and our plan to remediate the material weakness, see Part II – Item 4. Controls and Procedures of this Amended Filing.

Items Amended in This Filing

This Amended Filing amends and restates the following items of the Company’s Original Filing as of, and for the quarter ended September 30, 2020:

Part I –

Item 1. Financial Statements

●	Unaudited condensed consolidated balance sheet at September 30, 2020
●	Note 8 - Long-Term Debt
●	Note 13 – Restatement of Previously Issued Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources

Item 4. Controls and Procedures

Part II –

Item 1A. Risk Factors

Item 6. Exhibits

In accordance with applicable SEC rules, this Amended Filing includes certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) from the Company’s Principal Executive Officer and Principal Financial Officer dated as of the date of this Amended Filing.

Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing.  The Amended Filing speaks as of the date of the Original Filing and the Company has not updated the Original Filing to reflect events occurring subsequent to the date of the Original Filing.  Accordingly, this Amended Filing should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the Original Filing.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2020 (restated)	2019
	(Unaudited)	(Note 2)
Assets
Current Assets:
Cash	$21,937	$6,264
Restricted cash	294	2,043
Accounts receivable, net	42,921	39,452
Prepaid expenses and other current assets	12,373	4,228
Current assets from discontinued operations	152	6,839
Total current assets	77,677	58,826

Property and equipment, net	1,534	5,349
Intangible assets, net	489,938	599,967
Right-of-use assets - operating leases	52,240	50,320
Other assets	9,900	8,782
Total assets	$631,289	$723,244

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$19,225	$15,721
Current portion of long-term debt	453,388	12,750
Current portion of deferred revenue	5,428	6,977
Current portion of lease liabilities - operating leases	3,267	3,035
Current liabilities from discontinued operations	382	1,959
Total current liabilities	481,690	40,442

Long-term debt, net of current portion	-	433,250
Long-term deferred revenue, net of current portion	2,638	4,604
Deferred income taxes	15,728	14,351
Lease liabilities - operating leases, net of current portion	52,222	54,168
Other long-term liabilities	1,828	3,389
Total liabilities	554,106	550,204

Commitments and contingencies

Equity:
Preferred stock Series A, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized; 1,676,489 and 1,671,937 shares issued at September 30, 2020 and December 31, 2019, respectively, and 1,650,571 and 1,644,518 shares outstanding at September 30, 2020 and December 31, 2019, respectively	17	17
Additional paid-in capital	515,470	515,151
Accumulated other comprehensive loss	(3,227)	(4,096)
Accumulated deficit	(479,086)	(394,126)
Treasury stock, at cost; 25,918 and 27,419 shares at September 30, 2020 and December 31, 2019, respectively	(3,234)	(3,230)
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	29,940	113,716
Noncontrolling interests	47,243	59,324
Total equity	77,183	173,040
Total liabilities and equity	$631,289	$723,244

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

Discontinued Operations

The Company accounted for the sale of Martha Stewart Living Omnimedia, Inc. (“MSLO”) in accordance with ASC 360, Accounting for Impairment or Disposal of Long-Lived Assets (“ASC 360”) and Accounting Standards Update (“ASU”) No. 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  The Company followed the held-for-sale criteria as defined in ASC 360.  ASC 360 requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the unaudited condensed consolidated statements of operations. Assets and liabilities are also reclassified into separate line items on the related condensed consolidated balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items.  ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations.

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

8.           Long-Term Debt

The components of long-term debt are as follows:

	September 30,	December 31,
	2020 (restated)	2019

	(in thousands)
Secured Term Loans	$445,331	$453,831
Revolving Credit Facility	28,340	14,358
Unamortized deferred financing costs	(20,283)	(22,189)
Total long-term debt, net of unamortized deferred financing costs	453,388	446,000
Less: current portion of long-term debt	453,388	12,750
Long-term debt	$0	$433,250

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

On March 30, 2020, the Company entered into the Fourth Amendment (“Fourth Amendment”) to the Amended Wilmington Credit Agreement.  Pursuant to the Amended Wilmington Credit Agreement, no mandatory amortization payments are required until September 30, 2020. The Fourth Amendment allows for the netting of up to $5 million in cash of the Company and its subsidiaries for purposes of calculating the leverage ratio covenants, except for the quarter ended March 31, 2020 which allowed for netting of up to $10 million in cash.  On August 11, 2020, pursuant to the terms of the Amended Wilmington Credit Agreement, the Company added a new director to sit on its Board of Directors.  The Company incurred $3.1 million in lender fees associated with the amendment which was recorded in deferred financing costs in accordance with ASC 470, Debt, and included in debt in the condensed consolidated balance sheet.  These fees are being amortized using the effective interest rate method over the remainder of the term of the Amended Wilmington Credit Agreement.

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

Reclassification of Indebtedness as of September 30, 2020

As a result of the foregoing events and circumstances, the Company reclassified all of its indebtedness under the Amended BoA Credit Agreement and the Amended Wilmington Credit Agreement as current indebtedness as of September 30, 2020. See “Note 13 – Restatement of Previously Issued Consolidated Financial Statements” for additional information.

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

13.          Restatement of Previously Issued Consolidated Financial Statements

As previously disclosed, subsequent to the issuance of the Original Filing, the Company determined that its non-current debt should be reclassified to current debt (the “Reclassification of Indebtedness”). When reviewing and re-evaluating the Company’s situation of waivers and its multiple extensions, which also cover any cross-defaults between the Credit Agreements, management determined an adjustment for non-current debt is required in accordance with ASC

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2020

(UNAUDITED)

470, Debt. ASC 470 states that debt would qualify as noncurrent if the creditor either waives its right to demand repayment under the specific covenant that was violated or otherwise loses its right to demand repayment (e.g., because the debtor cures the violation) for a period of more than one year after the balance sheet date. While the Company’s existing waivers had multiple extensions, the waiver period was not over one year. As a result, in this Amended Filing, all non-current debt of $436.4 million, was reclassified to current debt at September 30, 2020.

Management evaluated the materiality of the error from a quantitative and qualitative perspective and concluded that this adjustment was material to the Company’s presentation and disclosures of current and non-current liabilities on its condensed consolidated balance sheet. There was no impact on the Company’s results of operations, changes in equity, and cash flows. The Company has effected the adjustment in this Amended Filing.

	September 30, 2020
	As Previously Reported	Adjustment	As Restated
Balance Sheet:
Current portion of long-term debt	$17,000	436,388	$453,388
Total Current Liabilities	45,302	436,388	481,690

Long-term debt, net of current portion	436,388	(436,388)	-
Total Liabilities	$554,106		$554,106

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

As of September 30, 2020, we had cash on hand, including restricted cash, of $22.2 million and a net negative working capital balance (defined below) of $404.1 million. Additionally, we had outstanding debt obligations under our Loan Agreements of $473.7 million, which is presented net of $20.3 million of deferred financing fees in the unaudited condensed consolidated balance sheets. As previously disclosed, the total debt is classified as current as of September 30, 2020 and that drives the change from period to period. As of December 31, 2019, we had cash on hand, including restricted cash, of $8.3 million and a net working capital balance (defined below) of $11.5 million.  Additionally, we had outstanding debt obligations under our Loan Agreements of $468.2 million, which is presented net of $22.2 million of deferred financing fees in the unaudited condensed consolidated balance sheets. Net working capital is defined as current assets minus current liabilities, excluding restricted cash and discontinued operations.  As of September 30, 2020, we had $1.4 million available under the current revolving credit facility (the “Revolving Credit Facility”). See Note 8 to our unaudited condensed consolidated financial statements for a description of certain financing transactions consummated by us. See Note 12 to our unaudited condensed consolidated financial statements regarding certain subsequent events related to our indebtedness.

Due to the COVID-19 outbreak, there is significant uncertainty surrounding the potential impact on our results of operations and cash flows. We are proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses, obtaining a PPP loan and utilizing funds available under our Revolving Credit Facility. The COVID-19 pandemic has resulted in state-government mandated store closures and social distancing measures throughout most of the U.S.  These actions have caused many retailers carrying our branded products to close in the first and second quarter of 2020, which has affected retailers, as well as our licensees who sell to these retailers. As states continue to relax and then tighten restrictions, we are unsure when retail stores will be ordered to close, at what capacity, or how long such periods of store closures will be needed or mandated. The impacts of COVID-19 have adversely affected our near-term and long-term revenues, earnings, liquidity and cash flows as certain licensees have requested temporary relief or deferred making their scheduled payments. As of the date of the Original Filing we believed that, although there was significant uncertainty in the current economic environment, cash from operations and then-available cash (as a result of borrowings under our existing financing arrangements, including under the PPP) would be sufficient to satisfy anticipated working capital requirements for at least twelve months from the date of the Original Filing. However, due to COVID-19, our reassessment of ASC 740 leading to the reclassification of our indebtedness, and our current forecasts, we currently believe we will not be able to satisfy our covenants in our existing financing arrangements for at least twelve months from the date of filing this Form 10-Q. The beliefs are based on facts and circumstances existing as of the date of this filing. If the Company fails to comply with its financial covenants, as modified, a default under the Loan Agreements would be triggered and the Company’s obligations under the Loan Agreements may be accelerated. There are no material capital expenditure commitments as of September 30, 2020. As a result of the CARES Act, it is anticipated that the Company will fully utilize all interest expense that was deferred beginning in 2018 with no additional disallowed interest expense in 2020.  The Company had accrued for an AMT credit of approximately $0.1 million which was recorded as a receivable as of December 31, 2019; payment of this AMT credit was accelerated under the CARES Act. The Company received the AMT refund as of September 30, 2020.

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Executive Chairman, Chief Financial Officer, and Senior Vice President of Finance evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2020, the end of the period covered by this report. Based on, and as of the date of such re-evaluation, the Chief Financial Officer has concluded that our disclosure controls and procedures were not effective as of September 30, 2020 such that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the reasons for restatement as described in the explanatory note, Management has re-evaluated its disclosure and has concluded that its internal controls within the financial reporting process were not effective as a result of misapplication of generally accepted accounting principles (GAAP) related to debt classification. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures, we continue to review, test, and improve the effectiveness of our internal controls. Management plans to evaluate and strengthen controls as noted to address the above material weakness. Other than the material weakness as a result of the misapplication of GAAP related to our accounting treatment for the classification of debt as non-current versus current, there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, prospects and/or the trading price of our common stock. Although the risk and uncertainty listed below is that we consider significant, material risks and uncertainties that are not presently known to us may also adversely affect our business, financial condition or results of operations. In evaluating our business and an investment in our securities, you should consider the following risk factor, in addition to the other information presented in this report, as well as the other reports we file from time to with the SEC:

Risks Related to Our Business

We have identified a material weakness in our internal control over financial reporting.  If we fail to maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

On July 21, 2021, our board of directors, following discussions with management, determined that its audited financial statements for the year ended December 31, 2020 as included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2021 and its unaudited condensed consolidated financial statements for the quarter ended September 30, 2020 filed with the SEC on November 16, 2020 required restatement to correct the classification of its outstanding debt as current.  The board’s determination to restate such financial statements was based upon the requirement to reclassify all of its debt from non-current to current in its consolidated balance sheets that was identified by management during the course of preparing the Company’s financial statements for the quarter ended March 31, 2021.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this filing, we have identified a material weakness in our internal control over financial reporting related to debt classification accounting. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of the end of the period covered by this report.

We are taking measures to remediate the material weaknesses described herein.  However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses or significant deficiencies in our internal controls or disclosure controls, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. If our financial statements are not filed on a timely basis, we could be subject to adverse action by shareholders, Nasdaq, the SEC or other regulatory authorities. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we may incur additional costs to remediate material weaknesses or significant deficiencies in our internal control over financial reporting.

We cannot assure you that the measures we are taking will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

3.2

Amended and Restated Bylaws of Sequential Brands Group, Inc., as of November 13, 2020. Incorporated by reference to Exhibit 3.2 to Sequential Brands Group, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on November 16, 2020.

10.1

Employment Letter dated as of October 27, 2020 by and between Sequential Brands Group, Inc. and Lorraine DiSanto. Incorporated by reference to Exhibit 10.1 to Sequential Brands Group, Inc.’s Form 8-K filed with the Securities and Exchange Commission on November 2, 2020.

10.2

Separation Agreement and General Release Agreement dated as of October 27, 2020 be and between Sequential Brands Group, Inc. and David Conn. Incorporated by reference to Exhibit 10.2 to Sequential Brands Group Inc.’s Form 8-K filed with the Securities and Exchange Commission on November 2, 2020.

10.3

Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of November 16, 2020, between Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. named therein, Wilmington Trust, National Association, as administrative agent and collateral agent and the lenders party thereto. Incorporated by reference to Exhibit 10.3 to Sequential Brands Group, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on November 16, 2020.

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

† Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: August 10, 2021	/s/ Lorraine DiSanto
	By:	Lorraine DiSanto
	Title:	Chief Financial Officer (Principal Executive, Principal Financial and Accounting Officer)