Form 10-K/A
period 2020-12-31
Sequential Brands Group, Inc.
filed 2021-08-10
CIK 1648428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE – RESTATEMENT OF FINANCIAL INFORMATION

Sequential Brands Group, Inc. (“the Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Filing”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2021 (the “Original Filing”).  In filing this amendment, the Company restates its previously issued audited consolidated financial statements and related disclosures for the year ended December 31, 2020 to reclassify its long-term debt, net of current portion, to current.

Background and Effects of the Restatement

As disclosed in the Current Report on Form 8-K filed on July 26, 2021, subsequent to the issuance of the Original Filing, the Company determined that its non-current debt should be reclassified to current debt (the “Reclassification of Indebtedness”). As previously disclosed in its Current Report on Form 8-K dated June 21, 2021, the Company entered into a waiver (the “Waiver”) under its Third Amended and Restated First Lien Credit Agreement, dated as of July 1, 2016 (as amended, restated or otherwise modified from time to time, the “Amended BoA Credit Agreement”), with Bank of America, N.A. (“BoA”), as administrative agent and collateral agent, and the lenders party thereto.  Due to the Waiver, management reassessed its existing waivers with Wilmington Trust, National Association and the required lenders under its Third Amended and Restated Credit Agreement, dated as of July 1, 2016 along with its balance sheet classification of all debt for the year ended December 31, 2020. When reviewing and re-evaluating the Company’s situation of waivers and its multiple extensions, which also cover any cross-defaults between the Credit Agreements, management determined an adjustment for non-current debt is required in accordance with Accounting Standard Codification (“ASC”) 470, Debt. ASC 470 states that debt would qualify as noncurrent if the creditor either waives its right to demand repayment under the specific covenant that was violated or otherwise loses its right to demand repayment (e.g., because the debtor cures the violation) for a period of more than one year after the balance sheet date.  While the Company’s existing waivers had multiple extensions, the waiver period was not over one year. As a result, in this Amended Filing, all non-current debt of $436.4 million, was reclassified to current debt at December 31, 2020.

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

Refer to Note 18 of the Notes to Consolidated Financial Statements of this Amended Filing.

Internal Controls and Disclosure Controls and Procedures

Management has reassessed its evaluation of the effectiveness of its Disclosure Controls and Procedures as of December 31, 2020 based on the classification error described above, and has concluded that there was a material weakness in the Company’s internal controls over financial reporting for the classification of our debt and that disclosure controls and procedures were not effective.  For a description of the material weakness in our internal control over financial reporting and our plan to remediate the material weakness, see Part II – Item 9A. Controls and Procedures of this Amended Filing.

Items Amended in This Filing

This Amended Filing amends and restates the following items of the Company’s Original Filing as of, and for the year ended December 31, 2020:

●	Part I – Item 1A. Risk Factors—Risks Related to Our Internal Controls
●	Part I – Item 7. Management’s Discussion and Analysis—Liquidity and Capital Resources
●	Part II – Item 9A. Controls and Procedures
●	Part IV – Item 15. Exhibits, Financial Statement Schedules

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

Due to the sale of MSLO during the second quarter of 2019 (see Note 4 of Notes to Consolidated Financial Statements included in this Form 10-K), in accordance with ASC 205, Discontinued Operations, we have classified the results of MSLO as discontinued operations in our consolidated statements of operations and cash flows for all periods presented.  Additionally, the related assets and liabilities directly associated with MSLO are classified as held for disposition from discontinued operations in our consolidated balance sheets for all periods presented.  All amounts included in the Notes to Consolidated Financial Statements relate to continuing operations unless otherwise noted.

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

Risks Related to Our Internal Controls

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

As of December 31, 2020, we had cash on hand, including restricted cash, of $15.5 million and a negative net working capital balance (defined below) of $409.6 million. Additionally, we had outstanding debt obligations under our loan agreements of $470.8 million excluding $18.6 million of deferred financing fees. As previously disclosed, the total debt is classified as current as of December 31, 2020 and that drives the change from period to period. As of December 31, 2019, we had cash on hand, including restricted cash, of $8.3 million and a net working capital balance (defined below) of $11.5 million. Additionally, we had outstanding debt obligations under our loan agreements of $468.2 million excluding $22.2 million of deferred financing fees. Net working capital is defined as current assets minus current liabilities, excluding restricted cash and discontinued operations.  As of December 31, 2020, we were fully drawn down under the current revolving credit facility (the “Revolving Credit Facility”). See Note 8 of Notes to Consolidated Financial Statements for a description of certain financing transactions consummated by us. See Note 17 of Notes to Consolidated Financial Statements regarding certain subsequent events related to our indebtedness. See Item 1a. Risk Factors for further information.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Executive Chairman (who acts as our principal executive officer) and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2020, the end of the period covered by this report. Based on, and as of the date of such re-evaluation, the Chief Financial Officer has concluded that our disclosure controls and procedures were not effective as of December 31, 2020 such that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and co-principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the reasons for restatement as described in the explanatory note,  Management has re-evaluated its disclosure and has concluded that its internal controls within the financial reporting process were not effective as a result of misapplication of generally accepted accounting principles (GAAP) related to debt classification. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, under the supervision and with the participation of our Executive Chairman (who acts as our principal executive officer) and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, as issued in 2013. Based on our re-assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020, based on the material weakness disclosed above.

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

Changes in Internal Control Over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures, we continue to review, test, and improve the effectiveness of our internal controls. Management plans to evaluate and strengthen controls as noted to address the above material weakness. Other than the material weakness as a result of the reclassification of indebtedness which in turn led to the amended filing mentioned above, there have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Sequential Brands Group, Inc.

Adverse Opinion on Internal Control Over Financial Reporting

We have audited Sequential Brands Group, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Sequential Brands Group, Inc. and subsidiaries has not maintained  effective internal control over financial reporting as of December 31, 2020, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our report dated April 15, 2021, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria. Management has subsequently identified a deficiency in controls for the accounting for the classification of debt and has further concluded that such deficiency represented a material weakness as of December 31, 2020. As a result, management has revised its assessment, as presented in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2020. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of December 31, 2020, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

The Company did not have adequate controls over the accounting for the classification of debt. This control deficiency resulted in a material error and the restatement of previously issued consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows of the Company as of December 31, 2020 and 2019 and for each of the years in the two-year period December 31, 2020 and our report, which includes an explanatory paragraph relating to the Company’s ability to continue as a going concern, dated April 15, 2021, except for the effect of the  restatement disclosed in Note 18, as to which the date is August 10, 2021, expressed an unqualified opinion.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated April 15, 2021, except for the effect of the restatement disclosed in Note 18, as to which the date is August 10, 2021, on those consolidated financial statements.

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

/s/ CohnReznick LLP

New York, New York

April 15, 2021, except for the effect of the material weakness described in the fourth paragraph above, as to which the date is August 10, 2021.

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

21.1	Subsidiaries of Sequential Brands Group, Inc. Incorporated by reference to Exhibit 21.1 to Sequential’s Form 10-K, filed April 15, 2021.

23.1+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS +	XBRL Instance Document

101.SCH +	XBRL Taxonomy Extension Schema Document

101.CAL +	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF +	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB +	XBRL Taxonomy Extension Label Linkbase Document

101.PRE +	XBRL Taxonomy Extension Presentation Linkbase Document

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
By: Lorraine DiSanto on behalf of Sequential
Title: Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Silvia Mazzucchelli	Chairwoman, Director
Silvia Mazzucchelli		August 10, 2021

/s/ Aaron Hollander	Director
Aaron Hollander		August 10, 2021

/s/ Marjorie Bowen	Director
Marjorie Bowen		August 10, 2021

/s/ Sherman Edmiston III	Director
Sherman Edmiston III		August 10, 2021

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 15, 2021, except for the material weakness described in the fourth paragraph, as to which the date is August 10, 2021, expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

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

Restatement of the 2020 Consolidated Financial Statements

As discussed in Note 18 to the consolidated financial statements, the accompanying 2020 consolidated financial statements have been restated to correct for a misstatement.

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

New York, New York

April 15, 2021, except for the effect of the restatement disclosed in Note 18, as to which the date is August 10, 2021.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2020 (restated)	2019
Assets
Current Assets:
Cash	$15,501	$6,264
Restricted cash	-	2,043
Accounts receivable, net	43,039	39,452
Prepaid expenses and other current assets	7,791	4,228
Current assets from discontinued operations	-	6,839
Total current assets	66,331	58,826

Property and equipment, net	1,280	5,349
Intangible assets, net	485,458	599,967
Right-of-use assets - operating leases	3,257	50,320
Other assets	9,583	8,782
Total assets	$565,909	$723,244

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$18,826	$15,721
Current portion of long-term debt	452,250	12,750
Current portion of deferred revenue	3,924	6,977
Current portion of lease liabilities - operating leases	936	3,035
Current liabilities from discontinued operations	730	1,959
Total current liabilities	476,666	40,442

Long-term debt, net of current portion	-	433,250
Long-term deferred revenue, net of current portion	2,483	4,604
Deferred income taxes	11,108	14,351
Lease liabilities - operating leases, net of current portion	2,776	54,168
Other long-term liabilities	297	3,389
Total liabilities	493,330	550,204

Commitments and contingencies

Equity:
Preferred stock Series A, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at December 31, 2020 and December 31, 2019	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized; 1,688,156 and 1,671,937 shares issued at December 31, 2020 and December 31, 2019, respectively, and 1,656,805 and 1,644,518 shares outstanding at December 31, 2020 and December 31, 2019, respectively	17	17
Additional paid-in capital	515,584	515,151
Accumulated other comprehensive loss	(2,340)	(4,096)
Accumulated deficit	(483,546)	(394,126)
Treasury stock, at cost; 31,351 and 27,419 shares at December 31, 2020 and December 31, 2019, respectively	(3,269)	(3,230)
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	26,446	113,716
Noncontrolling interests	46,133	59,324
Total equity	72,579	173,040
Total liabilities and equity	$565,909	$723,244

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

NOTE 8 – LONG-TERM DEBT

The components of long-term debt are as follows:

	December 31,
	2020 (restated)	2019

	(in thousands)
Secured Term Loans	$441,081	$453,831
Revolving Credit Facility	29,740	14,358
Unamortized deferred financing costs	(18,571)	(22,189)
Total long-term debt, net of unamortized deferred financing costs	452,250	446,000
Less: current portion of long-term debt	452,250	12,750
Long-term debt	$0	$433,250

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

On March 30, 2020, the Company entered into the Fourth Amendment (“Fourth Amendment”) to the Third Amended and Restated Credit Agreement.  Pursuant to the Fourth Amendment, no mandatory amortization payments were required until September 30, 2020. The Fourth Amendment allows for the netting of up to $5 million in cash of the Company and its subsidiaries for purposes of calculating the leverage ratio covenants, except for the quarter ended March 31, 2020 which allowed for netting of up to $10 million in cash.  On August 11, 2020, pursuant to the terms of the Fourth Amendment, the Company added a new director to sit on its Board of Directors.  The Company incurred $3.1 million in lender fees associated with the amendment which was recorded in deferred financing costs in accordance with ASC 470, Debt, and included in debt in the consolidated balance sheet.  These fees are being amortized using the effective interest rate method over the remainder of the term of the Fourth Amendment.

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

Reclassification of Indebtedness as of December 31, 2020

As a result of the foregoing events and circumstances, the Company reclassified all of its indebtedness under the Amended BoA Credit Agreement and the Amended Wilmington Credit Agreement as current indebtedness as of December 31, 2020. See “Note 18 – Restatement of Previously Issued Consolidated Financial Statements” for additional information.

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

NOTE 18 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

As previously disclosed, subsequent to the issuance of the Original Filing, the Company determined that its non-current debt should be reclassified to current debt (the “Reclassification of Indebtedness”). When reviewing and re-evaluating the Company’s situation of waivers and its multiple extensions, which also cover any cross-defaults between the Credit Agreements, management determined an adjustment for non-current debt is required in accordance with ASC 470, Debt. ASC 470 states that debt would qualify as noncurrent if the creditor either waives its right to demand repayment under the specific covenant that was violated or otherwise loses its right to demand repayment (e.g., because the debtor cures the violation) for a period of more than one year after the balance sheet date.  While the Company’s existing waivers had multiple extensions, the waiver period was not over one year. As a result, in this Amended Filing, all non-current debt of $436.4 million, was reclassified to current debt at December 31, 2020.

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

	December 31, 2020
	As Previously Reported	Adjustment	As Restated
Balance Sheet:
Current portion of long-term debt	$17,750	434,500	$452,250
Total Current Liabilities	42,166	434,500	476,666

Long-term debt, net of current portion	434,500	(434,500)	-
Total Liabilities	$493,330		$493,330